Form 10-K
period 2013-09-30
CABOT CORP
filed 2013-11-27
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Large accelerated filer  ☒                         Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2013), the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,161,966,304. As of November 19, 2013, there were 64,093,193 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; demand for our products; our expectations regarding the availability of raw materials for our Specialty Fluids Business and the life of our pollucite ore reserves; our expectations concerning the receipt of the cash proceeds due to us from the sale of our Supermetals Business; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; development plans for our cesium and lignite mining operations; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; our expected tax rate for fiscal 2014; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Our strategy is to deliver earnings growth through leadership in performance materials. We intend to achieve this goal by focusing on margin improvement, capacity expansion and emerging market growth, developing new products and businesses and actively managing our portfolio of businesses. In support of this strategy, during fiscal 2012 we completed the sale of our Supermetals Business to Global Advanced Metals Pty Ltd. and we completed our acquisition of all of the issued and outstanding shares of Norit N.V., the business of which we renamed and report as Purification Solutions. In addition, in fiscal 2013 we announced our plans to acquire the remaining 60% of the common stock of Nhumo, S.A.P.I. de C.V. (“NHUMO”), our carbon black manufacturing joint venture in Altamira, Mexico. We completed this acquisition on November 15, 2013.

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

We are organized into four business segments: Reinforcement Materials; Performance Materials; Advanced Technologies; and Purification Solutions. The business segments are discussed in more detail later in this section. Financial information about our business segments appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”) and in Note T of the Notes to our Consolidated Financial Statements in Item 8 below (“Note T”).

For operational purposes, we are also organized into three geographic regions: The Americas; Europe, Middle East and Africa; and Asia Pacific. Financial information about our sales and long-lived assets in certain geographic areas appears in Note T.

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

Under appropriate circumstances, we have entered into supply contracts with certain customers, many of which have durations of at least one year. Many of these contracts provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2013, approximately half of our rubber blacks volume was sold under supply agreements with an initial term of at least one year. The majority of the volumes sold under these agreements are sold to customers in North America and Western Europe.

Much of the rubber blacks we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with two companies with a global presence and several other companies that have a regional presence, some of which export product outside their region. Competition for products within Reinforcement Materials is based on product performance, quality, reliability, service, technical innovation, price, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico (as of November 15, 2013), The Netherlands and the United States. Our equity affiliate operates a carbon black plant in Venezuela.

The following table shows our ownership interest as of September 30, 2013 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon and Merak, Indonesia	85% (consolidated subsidiary)
Altamira, Mexico(1)	40% (equity affiliate)
Valencia, Venezuela	49% (equity affiliate)

(1)	We acquired the remaining 60% of the common stock of this joint venture on November 15, 2013.

We continue to expand the manufacturing capacity of Reinforcement Materials, particularly in emerging markets. We increased the capacity at our carbon black plant in Tianjin, China by 150,000 metric tons with the addition of two rubber blacks production units in fiscal 2009, and in fiscal 2012 increased the capacity at our existing facilities in Indonesia, Argentina and multiple sites in Europe by a total of approximately 50,000 metric tons. During fiscal 2013, we completed construction of a rubber blacks manufacturing facility in Xingtai City, Hebei Province, China with our joint venture partner. The facility, which began operations in fiscal 2014, will produce approximately 130,000 metric tons of carbon black annually, with the potential to expand annual capacity to 300,000 metric tons. Also during fiscal 2013, we entered into an agreement with Grupo Kuo S.A.B. de C.V. to purchase the remaining 60% of the common stock of NHUMO, our carbon black manufacturing joint venture in Altamira, Mexico. The plant has an annual capacity of 140,000 metric tons. We completed the acquisition on November 15, 2013.

We also have the ability to further expand the capacity at certain of our existing plants. The timing for these future expansions is dependent on a number of factors, including overall economic conditions.

Over the course of fiscal 2009 and 2010, we closed our manufacturing operations in Stanlow, U.K., Berre, France and Thane, India. During fiscal 2013, we closed our manufacturing operations at our carbon black joint venture in Port Dickson, Malaysia.

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

Products

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide formulation flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, we manufacture and source thermoplastic concentrates and compounds (which we refer to as “specialty compounds”) that are marketed to the plastics industry.

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive, construction, microelectronics, and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber, coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

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

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with two companies with a global presence and several other companies that have a regional presence, some of which export product outside their region. We are also a leading producer of specialty compounds in Europe, the Middle East and Asia. We are a leading producer and seller of fumed silica and compete primarily with three companies with a global presence and numerous other companies which have a regional presence.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black primarily in China, The Netherlands and the United States. Our specialty compounds are produced in facilities that we own, or have a controlling interest in, located in Belgium, China and the United Arab Emirates. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in the United States, China, the United Kingdom, and Germany. An equity affiliate operates a fumed metal oxides plant in Mettur Dam, India.

The following table shows our ownership interest as of September 30, 2013 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (Specialty Carbons and Compounds Business)	90% (consolidated subsidiary)
Jiangxi Province, China (Fumed Metal Oxides Business)	90% (consolidated subsidiary)
Mettur Dam, India (Fumed Metal Oxides Business)	50% (equity affiliate)

We continue to expand the manufacturing capacity of our Specialty Carbons and Compounds Business in emerging markets. During fiscal 2010, we commenced specialty compounds manufacturing in Dubai. In addition, in fiscal 2011 we commissioned a specialty compounds manufacturing plant at our carbon black plant in Tianjin, China. This plant has an annual capacity of approximately 45,000 metric tons that may be expanded to 80,000 metric tons in the future.

We also continue to expand our fumed silica capacity. During fiscal 2012, we increased the annual capacity at our joint venture’s fumed silica manufacturing facility in Jiangxi Province, China to approximately 15,000 metric tons, with the potential to further expand to 20,000 metric tons as demand in Asia grows. In addition, during fiscal 2013 we expanded production capacity by 25% at our fumed silica facility in Barry, Wales.

Over the course of fiscal 2009, 2010 and 2011, we closed our specialty compounds manufacturing operations in Dukinfield, U.K. and in Grigno, Italy and our carbon black manufacturing operations in Stanlow, U.K. and in Berre, France. In fiscal 2012, we closed our specialty compounds manufacturing facility in Hong Kong and moved production primarily to our facility in Tianjin, China.

Advanced Technologies

Advanced Technologies is comprised of our Inkjet Colorants, Aerogel, Security Materials, Elastomer Composites and Specialty Fluids Businesses. A discussion of each of these Businesses follows.

Inkjet Colorants Business

Products

We produce and sell aqueous inkjet colorants primarily to the inkjet printing market. Our inkjet colorants are high-quality pigment-based black and color dispersions based on our patented surface modification technology. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma), sharp print characteristics and durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Our inkjet colorants serve various inkjet printing applications, including small office and home office, corporate office, and commercial printing, as well as other niche applications that require a high level of dispersibility and colloidal stability. We also sell inks with our pigment based colorant dispersions into the emerging commercial printing segment for digital print.

Sales and Customers

Sales of inkjet colorants and inks are made by Cabot employees to inkjet printer manufacturers and to suppliers of inkjet inks in the inkjet cartridge aftermarket. Many of our commercialized products have been developed through joint research and development initiatives with inkjet printer manufacturers and press integrators. These initiatives have led to the development of exclusive differentiated products for these inkjet customers.

Competition

Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers. Competition is based on product performance, technical innovation, quality, reliability, service and price. We believe our commercial strengths include technical innovation, strong customer partnerships, product performance and service.

Raw Materials

Raw materials for inkjet colorants include carbon black sourced from our carbon black plants, organic pigments and other treating agents available from various sources. Raw materials for inkjet inks include pigment dispersions, solvents and other additives. We believe that all raw materials to produce inkjet colorants and inks are in adequate supply.

Operations

Our inkjet colorants and inks are manufactured at our facility in Haverhill, Massachusetts. During fiscal 2012, we doubled the capacity of two of our production lines at this facility.

Aerogel Business

Products

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the building and construction industry, the product is used in insulative sprayable plasters and composite building products, as well as translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. These applications include incorporation of aerogel into highly thermal insulative coatings formulations for safe touch and improved energy efficiency. We continue to focus on application and market development activities for use of aerogel in these and other new applications.

Sales and Customers

Sales of aerogel products are made principally by Cabot employees to engineering procurement and installation companies, traditional insulation manufacturers, building and construction materials companies, and specialty chemical and coatings producers and distributors.

Competition

Although the manufacturing processes used are different, in certain insulation applications, our aerogel products compete principally with aerogel products manufactured by Aspen Aerogel, Inc. and non-aerogel insulation products manufactured by primarily regional companies throughout the world.

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

Security Materials Business

The principal area of commercial focus for the Security Materials Business is in developing covert taggants for a broad range of anti-counterfeiting security applications, including brand security, currency, tax stamps, identification and fuel markers. Covert taggants are invisible, unique markers that are added to products to determine their authenticity through the use of custom detectors or readers. Our taggants are manufactured using a proprietary process, which produces highly uniform materials with unique signatures. The principal raw materials for the production of our security taggants are rare earth oxides, which we believe we have in adequate supply.

We conduct development and manufacturing activities for our Security Materials Business primarily at our facility in Albuquerque, New Mexico. During fiscal 2013, we closed our research and development facility in Mountain View, California and moved those operations to our facility in New Mexico.

Elastomer Composites Business

Our elastomer composite products are compounds of natural latex rubber and carbon black made by a patented liquid phase process. These compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. Our elastomer composite products are targeted primarily for tire applications. We manufacture our elastomer composite products at our facility in Port Dickson, Malaysia.

We have licensed our patented elastomer composites manufacturing process to Manufacture Francaise des Pneumatiques Michelin (“Michelin”) for their exclusive use in tire applications. In consideration, we are entitled to receive milestone payments upon the achievement of multiple development and technical milestones, as well as quarterly royalty payments. Quarterly royalty payments extend through fiscal 2022 in accordance with a pre-determined schedule linked to Michelin’s installed capacity.

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

Sales, Rental and Customers

Sales of our cesium formate products are made to oil and gas operating companies directly by Cabot employees and sales representatives and indirectly through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis and we also make direct sales of cesium formate outside of the rental process. After completion of a job under our rental process, the customer returns the remaining fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is lost during use and not returned to Cabot is paid for by the customer.

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

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), the vast majority of which we obtain from our mine in Manitoba, Canada, a portion of which is located under Bernic Lake. We own a substantial portion of the world’s known pollucite reserves. There have been recent indications of structural instability in a portion of the mine that contains significant cesium reserves. Accordingly, we are assessing the technical and economic feasibility of development alternatives at the mine that, if pursued, we believe would enable us to continue to access our pollucite reserves and potentially expand our existing mining operations. Assuming we determine that such a project is viable and it is successfully implemented, we expect our supply of cesium products to last approximately 10 years, considering our current production rates, our current estimate of reserve levels in the mine and our inventory on hand. However, the process of estimating mineral reserves is inherently uncertain and requires making subjective engineering, geological, geophysical and economic assumptions. Accordingly, there is likely to be variability in the estimated reserve life of the ore body over time. As we assess our development alternatives, our existing mining operations in other portions of the mine continue, and given the risk of instability in the mine, we are increasing our cesium ore inventory in an effort to ensure that we have sufficient raw material inventory to meet our customer needs for the foreseeable future. The risks and uncertainties associated with this project are described in the Risk Factor discussion in Item 1A below.

Most jobs for which cesium formate is used require a large volume of the product. Accordingly, the Specialty Fluids Business maintains a large inventory of fluid.

Operations

Our mine and cesium formate manufacturing facility are located in Manitoba, Canada, and we have fluid blending and reclamation facilities in Aberdeen, Scotland and in Bergen and Kristiansund, Norway. In addition, we warehouse fluid at various locations around the world to support existing and potential operations.

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

Our activated carbon products are typically used for the purification of water, air, food and beverages, pharmaceuticals and other liquids and gases, as either a colorant or a decolorizing agent in the production of products for food and beverage applications and as a chemical carrier in slow release applications. In gas and air applications, one of the uses of activated carbon is for the removal of mercury in flue gas streams. In certain applications, used activated carbon can be reactivated for further use by removing the contaminants from the pores. The most common applications for our reactivated carbon are water treatment and food and beverage purification. In addition to our activated carbon production and reactivation, we also provide activated carbon solutions through on-site equipment and services, including delivery systems for activated carbon injection in coal-fired utilities, mobile water filter units and carbon reactivation services.

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

Competition

We are one of the leading manufacturers of activated carbon and providers of activated carbon equipment and services in the world. We compete in the manufacture of activated carbon primarily with six companies with a global presence and numerous other companies with a regional or local presence, although not all of these companies manufacture activated carbon for the range of applications for which we sell our products.

Competition for activated carbon and activated carbon equipment and services is based on quality, performance, price and supply-chain stability. We believe our product and application diversity, product differentiation, technological leadership, quality, cost-effective access to raw materials, and scalable manufacturing capabilities provide us with a competitive advantage.

Raw Materials

The principal raw materials we use in the manufacture of activated carbon are various forms of coal, including lignite, wood and other carbonaceous materials, which we believe we have in adequate supply. Our raw material supply contracts are typically for a duration of two to five years. We are also developing a lignite mine close to our Marshall, Texas facility, which we expect will begin operations in fiscal 2015.

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in the United States, the United Kingdom, The Netherlands and Italy. Our affiliates operate activated carbon plants in Canada and Mexico.

The following table shows our ownership interest as of September 30, 2013 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Bienfait, Saskatchewan, Canada	50% (contractual joint venture)
Atitalaquia, Hidalgo, Mexico	49% (equity affiliate)

Since 2009, two new production lines were added at our largest facility in Marshall, Texas to meet anticipated rising demand for mercury removal solutions. In addition, our Canadian joint venture began operations in 2010. We have permits in place and the potential to add additional capacity at certain of our facilities as needed to meet market demand.

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

Employees

As of September 30, 2013, we had 4,638 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

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

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $5 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $22 million in environmental-related capital expenditures at existing facilities in fiscal 2013 and anticipate spending approximately $23 million for such matters in fiscal 2014.

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

REACH (Registration, Evaluation and Authorization of Chemicals), the European Union (“EU”) regulatory framework for chemicals developed by the European Commission (“EC”), applies to all chemical substances produced or imported into the EU in quantities greater than one metric ton a year. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency. We have and continue to complete the registrations under REACH for our products in accordance with the registration deadlines. We have also worked, and continue to work, with the manufacturers and importers of our raw materials, including our feedstocks, to ensure their registration prior to the applicable deadlines. In addition, the EC has adopted a harmonized definition of “nanomaterial” to be used in the EU to identify materials for which special provisions may apply, such as risk assessment and ingredient labeling. The EC definition is broad and applies to many of our existing products, including carbon black, fumed silica and alumina. Product registration and assessment programs are also developing in other countries and we will be prepared to comply with these programs once adopted.

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulphur dioxide and particulate matter emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. The EU Emissions Trading Scheme applies to our carbon black and activated carbon facilities in Europe. We generally expect to purchase emission credits where necessary to respond to allocation shortfalls. There are also ongoing regulatory developments in other regions and countries, including the U.S., Canada, China, and Brazil, regarding greenhouse gas emission reduction programs. Those programs have not yet been fully defined and their impact on Cabot cannot be estimated at this time.

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

Our operations and performance are affected by worldwide and regional economic conditions. Continued uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products, and we may experience pricing pressure on products and services, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction measures that exceed declines in the actual underlying demand. Our businesses are sensitive to industry capacity utilization, particularly Reinforcement Materials. As a result, pricing tends to fluctuate when capacity utilization changes occur, which could affect our financial performance.

As a chemical manufacturing company, our operations have the potential to cause environmental or other damage as well as personal injury.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, aerogel, activated carbon and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our manufacturing processes and the transportation of chemical products entail risks such as leaks, fires, explosions, toxic releases, mechanical failures or unscheduled downtime. If operational risks materialize, they could result in injury or loss of life, damage to the environment, or damage to property. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. Accordingly, these hazards and their consequences could negatively impact the Company’s results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.

The strategic growth plan of the mercury removal products portion of our Purification Solutions business relies significantly on the enforcement of environmental laws and regulations.

The strategic growth plan for the mercury removal products and systems portion of our Purification Solutions business relies significantly upon the enforcement of environmental laws and regulations, particularly those that would require industrial facilities to reduce the quantity of air pollutants they release. In particular, we expect demand for our activated carbon products and systems to increase as coal fired utilities in the U.S. enhance their emission control systems in order to comply with the U.S. Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels that will take effect in April 2015. However, because of the uncertainty associated with implementation of regulations and the potential for delays and challenges, we are unable to predict with certainty when and how MATS and other new standards will affect demand for our activated carbon products and systems.

Our mining operations have the potential to cause safety issues, including those that could result in significant personal injury, and a disruption in our cesium mining operations could disrupt our supply of raw materials for our Specialty Fluids business.

We have underground cesium mining operations in Manitoba, Canada, and are developing an above-ground lignite mine close to our Marshall, Texas facility, which we expect will begin operations in fiscal 2015. Mining operations by their nature are activities that involve a high level of uncertainty and are often affected by risks and hazards outside of our control. These operational risks include, but are not limited to, industrial accidents; unexpected geological conditions; fall of ground accidents or structural collapses; and lower than expected ore grades or recovery rate. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production, and potential legal liabilities.

The principal raw material used by our Specialty Fluids business is pollucite (cesium ore), the vast majority of which we obtain from our mine in Manitoba, a portion of which is located under Bernic Lake. In March 2013, a fall of ground occurred in an area of the mine where there had previously been a fall of ground in 2010. Following the March 2013 fall of ground, we implemented additional safety measures and several types of monitoring devices in the mine, based on the advice of our third-party mining consultants. Since their implementation in July 2013, the monitoring devices have indicated good structural stability in the mine, and we have resumed normal mining activities with respect to the areas not affected by the fall of ground. The structural stability may be subject to change at any time, including the potential for further deterioration and flooding, even in the near term. We are assessing development alternatives that, if pursued, we believe will enable us to continue to access our pollucite reserves and expand our existing mining operations. At this stage, it is not possible to be certain of the technical feasibility or the potential cost of such project. In addition, if we proceed with this project, we expect it will take two or more years to complete, and there remains a risk of further deterioration of the mine over this period of time. Further, this project could experience unexpected cost increases or problems or delays, including delays in obtaining environmental or other government approvals. As we assess these alternatives, our existing mining operations in certain portions of the mine continue, and we are increasing our cesium ore inventory in an effort to ensure that we have sufficient raw material inventory to meet our customer needs for the foreseeable future. If we are unable to continue mining or unwilling to incur the costs associated with further developing the mine, we may be unable to obtain additional raw material for our Specialty Fluids business at an acceptable cost or at all.

Our operations are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our profit.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. See “Item 3 Legal Proceedings—Environmental Proceedings”.

Any failure to realize benefits from acquisitions, alliances or joint ventures could adversely affect future financial results.

Attainment of our strategic plan objectives requires, in part, strategic acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology that accelerates our specialization strategy, or both. The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business results.

Plant capacity expansions and site development projects may be delayed and/or not achieve the expected benefits.

Our ability to complete capacity expansions and other site development projects as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, the cost of these activities could have a negative impact on the financial performance of the relevant business, and in the case of capacity expansion projects, until capacity utilization at the particular facility is sufficient to absorb the incremental costs associated with the expansion. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.

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

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2013. Although much of our international business is currently in regions where the political and economic risk levels and established legal systems are similar to those in the United States, we also conduct business in countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit. We have an equity method investment in Venezuela, a country that has established rigid controls over the ability of foreign companies to repatriate cash. Such exchange controls could potentially impact our ability, in both the short and long term, to recover both the cost of our investment and earnings from that investment.

A significant adverse change in a customer relationship or the failure of a customer or other third party to perform its obligations under agreements with us could harm our business or cash flows.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a reduction in volumes sold to them, including because of a work stoppage or other disruption, could adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration in the financial condition of any of our customers or the industries they serve that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition. In addition, at times we have significant receivables from a limited number of customers and other parties, which concentration increases our credit risk.

We face competition from other specialty chemical companies.

We operate in a highly competitive marketplace. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer a similar functionality as our products may negatively affect demand for our products. In addition, actions by our competitors could affect our ability to maintain or raise prices, successfully enter new markets or maintain or grow our market position.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2013, we derived a majority of our revenues from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

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

Our future tax rates may be adversely affected by a number of factors, including the enactment of certain tax legislation being considered in the U.S.; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.

Regulations requiring a reduction of greenhouse gas emissions impact our carbon black and activated carbon operations.

Global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. The European Commission’s Emissions Trading Scheme applies to our carbon black and activated carbon facilities in Europe, and we generally expect to purchase emission credits where necessary to respond to allocation shortfalls. However, there can be no assurance that we will be able to purchase emissions credits if our carbon black or activated carbon operations generate more CO2 than our allocations permit or that the cost of such credits will be acceptable to us. There are also regulatory developments in other regions and countries, including the U.S., Canada, China and Brazil, regarding greenhouse gas emission reduction programs. Those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including, but not limited to, those involving environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, and coal worker’s pneumoconiosis, and exposure to various chemicals. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including liabilities associated with respirator claims) or in connection with environmental remediation activities could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

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

Purification Solutions faces pressure and competition in its U.S. and European markets from low-priced imports of activated carbon products that are frequently sold at less than fair value in the market. If the amounts of these low-priced imports increase, especially if they are sold at less than fair value, our sales of those products could decline, which could have an adverse effect on the earnings of Purification Solutions. In addition, sales of these low-priced imports may make it more difficult for Purification Solutions to pass through raw material cost increases to its customers. U.S. and European regulatory agencies have enacted antidumping duties to limit these activities. However, the antidumping duties in the U.S. could be reduced or eliminated in the future, and the antidumping duties in the European Union may not be renewed beyond their current term. If these antidumping duties are reduced or eliminated, the volume of low-priced activated carbon imports in the U.S and the European Union could increase and, therefore, reduce demand or pricing for our products.

The continued protection of our patents, trade secrets and other proprietary intellectual property rights are important to our success.

Our patents, trade secrets and other intellectual property rights are important to our success and competitive position. We own various patents and other intellectual property rights in the U.S. and other countries covering many of our products, as well as processes and product uses. Where we believe patent protection is not appropriate or obtainable, we rely on trade secret laws and practices to protect our proprietary technology and processes, such as physical security, limited dissemination and access and confidentiality agreements with our employees, customers, consultants, business partners, potential licensees and others to protect our trade secrets and other proprietary information. However, trade secrets can be difficult to protect and the protective measures we have put in place may not prevent disclosure or unauthorized use of our proprietary information or provide an adequate remedy in the event of misappropriation or other violations of our proprietary rights. In addition, we are a licensee of various patents and intellectual property rights belonging to others in the U.S. and other countries. Because the laws and enforcement mechanisms of some countries may not allow us to protect our proprietary rights to the same extent as we are able to do in the U.S., the strength of our intellectual property rights will vary from country to country.

Irrespective of our proprietary intellectual property rights, we may be subject to claims that our products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose such claims, we could be enjoined from selling our products or using our processes and/or be subject to damages, or be required to enter into licensing agreements requiring royalty payments and/or use restrictions. Licensing agreements may not be available to us, or if available, may not be available on acceptable terms.

We may be required to impair or write off certain assets if our assumptions about future sales and profitability prove incorrect.

In analyzing the value of our inventory, property, plant and equipment, investments, goodwill and intangible assets, we have made assumptions about future sales (pricing and volume), production, costs and cash generation, and market conditions. These assumptions are based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2013, which could lead to an impairment or write-off of certain of these assets in the future. In particular, our assumptions concerning future growth of the Purification Solutions business, which had $466 million of goodwill at September 30, 2013, are highly dependent on growth in the mercury removal products portion of this business. This growth relies upon the adoption and enforcement of environmental laws and regulations, particularly those requiring U.S.-based coal fired utilities to reduce mercury emissions to comply with MATS by April 2015. A delay in the implementation of these regulations or an extension of time for compliance could negatively affect our growth assumptions.

We may be subject to information technology systems failures, network disruptions and breaches of data security.

We depend on integrated information systems to conduct our business. Information technology systems failures, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures and back-up systems at multiple sites, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

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

We conduct research and development for our various businesses primarily at facilities in Billerica, MA; Albuquerque, NM; Amersfoort, The Netherlands; Pampa, TX; Pepinster, Belgium; Frankfurt and Rheinfelden, Germany; and Shanghai, China.

Our existing manufacturing plants will generally have sufficient production capacity to meet current requirements and expected near-term growth. These plants are generally well maintained, in good operating condition and suitable and adequate for their intended use. Our administrative offices and other facilities are generally suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2013, unless otherwise specified.

Environmental Proceedings

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the United States. The Consent Decree will become effective once a public comment period has expired and it has been approved by the U.S. District Court for the Western District of Louisiana. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot will pay a combined $975,000 civil penalty to EPA and LDEQ, and fund $450,000 in environmental mitigation projects in the three communities where the plants are located and install technology controls for sulfur dioxide and nitrogen oxide. We expect that the capital costs to install these controls will total approximately $85 million and will be incurred over approximately six and one-half years. In addition, Cabot has agreed to certain best management practices (“BMPs”) to control emissions of particulate matter at the three locations. It is expected that other carbon black manufacturers will also be required to install technology controls and agree to adopt BMPs at their U.S. facilities in connection with this initiative and are also likely to pay a civil penalty and fund mitigation projects.

In an unrelated EPA matter, in June 2012, the activated carbon facility in Marshall, Texas that Cabot acquired in its acquisition of Norit received an information request from EPA. That request focuses on historic compliance with Clean Air Act permitting and regulatory requirements, including NSR requirements. Cabot has responded to that request. It is unknown at this time what prompted this request for information and how this matter will be resolved.

In November 2013, the Texas Commission on Environmental Quality (TCEQ) issued a proposed Agreed Order to Cabot for alleged air violations at Cabot’s carbon black production facility in Pampa, TX. Pursuant to the Agreed Order, TCEQ is proposing an administrative penalty of approximately $570,000 to resolve the alleged violations. TCEQ had raised the allegations in a March 2013 Notice of Enforcement, without proposing any specific penalty amount at that time. Cabot responded to the Notice of Enforcement in a timely manner, including taking certain corrective actions, and believed that the matter was resolved. Cabot disagrees with TCEQ’s proposed Agreed Order and the proposed penalty and will be challenging them in accordance with the appropriate process.

In 1986, Cabot sold a beryllium manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, we agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK pursuant to the Resource Conservation and Recovery Act (“RCRA”) requiring NGK to address soil and groundwater contamination at the site. Soil remediation at the site has been completed and the groundwater remediation activities are ongoing pursuant to the RCRA order. We are contributing to the costs of the groundwater remediation activities pursuant to the cost-sharing agreement with NGK. Cabot and NGK are also pursuing various legal claims against the U.S. for cost recovery and participation in future remediation activities based on the U.S.’s previous involvement at the site and contractual arrangements, beginning in World War II and continuing thereafter.

We continue to perform certain sampling and remediation activities at a former pine tar manufacturing site in Gainesville, Florida that we sold in the 1960s. Those activities are pursuant to a formal Record of Decision and 1991 Consent Decree with EPA. Cabot installed a groundwater treatment system at the site in the early 1990s, and that system is still in operation. We have also been requested by EPA and other stakeholders to carry out various other additional work at the site, the scope of which has yet to be determined. We continue to work cooperatively with EPA, the Florida Department of Environmental Protection and the local authorities on this matter.

As of September 30, 2013, we had a $5 million reserve, on both a discounted and undiscounted basis, for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $3 million, on both a discounted and undiscounted basis. The $5 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, the ability of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

In addition to Cabot’s subsidiary and as described above, other parties are responsible for significant portions of the costs of respirator liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases. These parties include Aearo, AO, AO’s insurers, and another former owner and its insurers (collectively, with Cabot’s subsidiary, the “Payor Group”).

As of both September 30, 2013 and 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we have engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the net present value of the share of these liabilities that reflect our period of direct manufacture and our contractual obligations. Based on the HR&A estimates, we have recorded on a discounted basis an $11 million reserve ($15 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims. We made payments related to our respirator liability of $2 million in fiscal 2013, $2 million in fiscal 2012 and $5 million in fiscal 2011.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group, and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

Other Matters

We have various other lawsuits, claims and contingent liabilities. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of November 27, 2013.

Patrick M. Prevost, age 58, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since joining Cabot in January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP and Amoco.

Eduardo E. Cordeiro, age 46, is Executive Vice President and Chief Financial Officer. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, General Manager of the Fumed Metal Oxides Business from July 2003 to January 2005, General Manager of the Supermetals Business from January 2005 to May 2008, and responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009.

David A. Miller, age 54, is Executive Vice President and President of Reinforcement Materials and of the Americas region. Prior to joining Cabot in September 2009, Mr. Miller held a variety of management positions in BP’s chemical business in North America, Europe and Asia, including as President, Aromatics Asia, Europe and Middle East from January 2007 to July 2009, President, Global Purified Terephthalic Acid from October 2005 to January 2007, and Senior Vice President, Olefins and Derivatives China & Asia Operations (Innovene division) from January 2004 to October 2005.

Brian A. Berube, age 51, is Senior Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001, Business General Counsel in March 2002, and General Counsel in March 2003. Mr. Berube was appointed Vice President in March 2002 and Senior Vice President in March 2012.

Sean D. Keohane, age 46, is Senior Vice President and President of Performance Materials. Mr. Keohane joined Cabot in August 2002 as Global Marketing Director. Mr. Keohane was General Manager of the Specialty Carbons and Compounds Business from October 2003 until May 2008, when he was named General Manager of Performance Materials. He was appointed Vice President in March 2005 and Senior Vice President in March 2012. Before joining Cabot, Mr. Keohane worked for Pratt & Whitney, a division of United Technologies, in a variety of leadership positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 19, 2013, there were 891 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2013
Cash dividends per share	$0.20	$0.20	$0.20	$0.20
Price range of common stock:
High	$40.95	$44.16	$41.38	$43.36
Low	$32.57	$33.00	$32.13	$37.18

Fiscal 2012
Cash dividends per share	$0.18	$0.18	$0.20	$0.20
Price range of common stock:
High	$34.35	$43.76	$44.97	$41.75
Low	$22.45	$31.70	$35.11	$33.90

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013—July 31, 2013	—	$—	—	1,636,167
August 1, 2013—August 31, 2013	—	$—	—	1,636,167
September 1, 2013—September 30, 2013	—	$—	—	1,636,167

Total	—		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the fourth quarter of 2013 we did not repurchase shares under this authorization.

Item 6.	Selected Financial Data

On July 31, 2012, Cabot completed the purchase of Norit NV. The operating results and ratios presented below for fiscal 2012 include two months of results of Norit NV. The September 30, 2012 balance sheet items presented below include those of Norit NV.

On January 20, 2012, the Company completed the sale of its Supermetals Business. The results of its operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations.

	Years Ended September 30
	2013	2012	2011	2010	2009
	(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$3,463	$3,300	$3,102	$2,716	$2,108

Gross profit	636	648	558	510	217
Selling and administrative expenses	299	285	249	241	205
Research and technical expenses	74	73	66	65	66

Income (loss) from operations(1)	263	290	243	204	(54)
Net interest expense and other charges(2)	(58)	(45)	(40)	(38)	(45)

Income (loss) from continuing operations	205	245	203	166	(99)
(Provision) benefit for income taxes(3)	(58)	(55)	(6)	(30)	21
Equity in earnings of affiliated companies	11	11	8	7	5
Income (loss) from discontinued operations, net of tax	2	205	53	26	(2)

Net income (loss)	160	406	258	169	(75)
Net income attributable to noncontrolling interests, net of tax	7	18	22	15	2

Net income (loss) attributable to Cabot Corporation	$153	$388	$236	$154	$(77)

Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations	$2.32	$2.83	$2.77	$1.94	$(1.21)
Income (loss) from discontinued operations	0.04	3.16	0.80	0.41	(0.04)

Net income (loss) attributable to Cabot Corporation	$2.36	$5.99	$3.57	$2.35	$(1.25)

Dividends	$0.80	$0.76	$0.72	$0.72	$0.72
Closing prices	$42.71	$36.57	$24.78	$32.57	$23.11
Weighted-average diluted shares outstanding—millions(4)	64.5	64.2	65.4	64.3	62.8
Shares outstanding at year end—millions	64.0	63.3	63.9	65.4	65.3

Consolidated Financial Position
Current assets	$1,495	$1,443	$1,555	$1,438	$1,200
Net property, plant, and equipment	1,605	1,552	1,036	937	972
Other assets	1,133	1,404	550	511	504

Total assets	$4,233	$4,399	$3,141	$2,886	$2,676

Current liabilities	$844	$919	$656	$539	$477
Long-term debt	1,020	1,172	556	600	623
Other long-term liabilities	286	369	313	330	339
Cabot Corporation stockholders’ equity	1,951	1,813	1,487	1,302	1,134
Noncontrolling interests	132	126	129	115	103

Total liabilities and stockholders’ equity	$4,233	$4,399	$3,141	$2,886	$2,676

Selected Financial Ratios
Adjusted return on invested capital(5)	8%	12%	16%	14%	2%
Net debt to capitalization ratio(6)	36%	40%	20%	16%	22%

(1)	Income (loss) from operations includes certain items as presented in the table below:

	Years Ended September 30
	2013	2012	2011	2010	2009
	(Dollars in millions)
Global restructuring activities	$(37)	$(17)	$(18)	$(46)	$(87)
Environmental and legal reserves	(1)	(4)	(1)	(3)	—
Reserve for respirator claims	—	(4)	—	(2)	—
Acquisition and integration related charges	(21)	(26)	—	—	—
Long-lived asset impairment	—	—	—	(2)	—
Write-down of impaired investments	—	—	—	—	(1)
Executive transition costs	—	—	—	—	(4)
Foreign currency gain on revaluations	3	—	—	—	—

Certain items, pre-tax	$(56)	$(51)	$(19)	$(53)	$(92)

(2)

Net interest expense and other charges include foreign currency gains of $2 million for fiscal 2013 and losses of $2 million, $6 million, and $15 million for fiscal 2012, 2011 and 2009, respectively. Net interest expense and other charges for fiscal 2010 includes foreign currency gains of less than $1 million.

(3)

The Company’s effective tax rate for fiscal 2013 was 28% which includes net discrete tax charges of $3 million, composed of a $13 million foreign currency related charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation (“R&E”) credit, and other miscellaneous tax items in the tax provision. The Company’s effective tax rate for fiscal 2012 was a provision of 22% which includes net discrete tax benefits of $8 million from the release of a valuation allowance and $3 million from settlements and miscellaneous tax items. The Company’s effective tax rate for fiscal 2011 was a provision of 3% which includes net tax benefits of $24 million from the repatriation of high taxed income, $10 million from the settlements of various tax audits, $2 million from the renewal of the R&E credit and $2 million for investment incentive tax credits recognized in China. The Company’s effective tax rate for fiscal 2010 was a provision of 18% which includes net tax benefits of $15 million from the settlements of various tax audits and $2 million for investment incentive tax credits. The Company’s effective tax rate for fiscal 2009 was a benefit of 21%, which includes $12 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year.

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

(6)

Net debt to capitalization ratio is calculated by dividing total debt (the sum of short-term and long-term debt less cash and cash equivalents) by total capitalization (the sum of Total stockholders’ equity plus total debt).

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years ended September 30
	2013	2012		2011
Reinforcement Materials	56%	63%		65%
Performance Materials	27%	28%		29%
Advanced Technologies	7%	7%		6%
Purification Solutions	10%	2	%(1)	N/A

(1)	Fiscal 2012 consists of two months of revenues for Purification Solutions, which we acquired on July 31, 2012.

We derive the substantial majority of revenues from the sale of products in Reinforcement Materials and Performance Materials. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying estimates of discounts and volume rebates and adjust revenues accordingly.

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the revenue may be recognized using proportional performance. We have technology and licensing agreements with one customer that are accounted for as multiple element arrangements. Revenue is recognized ratably over the term of the agreements limited by the cumulative amounts that become due, some of which are through 2022. We recorded $9 million of royalty and technology payments in fiscal year 2013 from these agreements.

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. The change from fiscal 2012 to 2013 was $3 million due to an increase in specific customer reserves. The change from fiscal 2011 to 2012 was immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption were valued at $24 million at September 30, 2013 and $26 million at September 30, 2012. These inventories represent 5% of total worldwide inventories at both September 30, 2013 and 2012. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $55 million and $52 million higher as of September 30, 2013 and 2012, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability.

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

During fiscal 2013 and fiscal 2012, inventory quantities carried on a LIFO basis were reduced, leading to liquidations of LIFO inventory quantities. These LIFO layer liquidations resulted in a decrease of cost of goods sold of $1 million and an increase in consolidated net income of $1 million ($0.01 per diluted common share) in both fiscal 2013 and 2012. No such reductions occurred in fiscal 2011.

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, we may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. The future growth in the Purification Solutions business, which had $466 million of goodwill at September 30, 2013, is highly dependent on the growth in the mercury removal portion of this business. This growth relies upon the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015. The annual review is performed as of May 31.

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. We estimate the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition. We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. We evaluate indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. Our intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives.

Our long-lived assets primarily include property, plant and equipment, long-term investments, assets held for rent and sale. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. Our estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when we no longer intend to use the asset.

To test for impairment of assets we generally use a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, notes receivable from the sale of a business, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge and notes receivable from the sale of business. The non-hedged long-term debt and notes receivable from the sale of business are recorded at amortized cost. The fair values of our financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform.

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

In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges. Cash movements associated with these instruments are presented in the Consolidated Statement of Cash Flows as Cash Flows from Operating Activities because the derivatives are designed to mitigate risk to our cash flow from operations. The cash flows relating to the principal of these instruments was presented in the Cash Flows from Financing Activities section of the Consolidated Statement of Cash Flows.

Assets and liabilities measured at fair value, including assets of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are actively traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of September 30, 2013, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of September 30, 2013.

Pensions and Other Postretirement Benefits

We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain postretirement health care and life insurance benefits for our retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to both the assets we hold to fund our plans (where applicable) and the characteristics of the benefits that will ultimately be provided to our employees. The most significant assumptions relative to our plan assets include the anticipated rates of return on these assets. Assumptions relative to our pension obligations are more varied; they include estimated discount rates, rates of compensation increases for employees, mortality, employee turnover and other related demographic data. Projected health care and life insurance obligations also rely on the above mentioned demographic assumptions and assumptions surrounding health care cost trends. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements. In fiscal 2012, we incurred curtailment and settlement gains and losses in the U.S. and foreign employee benefit plans as a result of the sale of the Supermetals Business and the freezing of two defined benefit plans in foreign affiliates. In the third quarter of fiscal 2013, we approved the freezing of our U.S. pension plans as of January 1, 2014. This resulted in the remeasurement of the plan assets and liabilities. The remeasurement decreased the net pension obligation of these plans, which is included within Other Liabilities on the Consolidated Balance Sheets, by $19 million and increased Accumulated other comprehensive income by $13 million, net of tax. The impact to the Company’s Net periodic benefit cost was immaterial.

Self-Insurance Reserves

We are partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit our potential liabilities for these risks in the U.S., however, we purchase insurance from third-parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability in fiscal 2013 for combined U.S. third party liabilities and U.S. workers’ compensation is $6 million, and the retention for medical costs in the United States is at most $225,000 per person per annum. We have accrued amounts equal to the actuarially determined future liabilities. We determine the actuarial assumptions in collaboration with third-party actuaries, based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change and impact our earnings and cash flows.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and the amount accrued is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respirators products business or the indemnity provided by its former owner, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs, and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

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

Highly Inflationary Environments

We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. If and when a currency is determined to be highly inflationary (cumulative inflation of approximately 100 percent or more over a 3-year period), the functional currency of the affected operation would be changed to our reporting currency, the U.S. dollar. Due to cumulative inflation in Venezuela over a three-year period exceeding 100%, the functional currency of our Venezuelan operating entity is the U.S. dollar.

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

The discussion under the heading “Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: i) unusual or infrequent items such as a significant release of a valuation allowance, ii) items related to uncertain tax positions such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that the non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and understand what our tax rate on current operations would be without the impact of these items which we do not believe are reflective of the underlying business results.

Total segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total segment EBIT to Income from continuing operations before income taxes and equity in earnings of affiliated companies is provided in Note T of our consolidated financial statements.

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

On July 31, 2012, we purchased all of the issued and outstanding shares of Norit N.V. (“Norit”), the business of which we renamed and report as Purification Solutions. Our results for the twelve month period ended September 30, 2012 include two months of results for Purification Solutions.

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

In Performance Materials, longer term demand is driven primarily by the construction and infrastructure, automotive, electronics and consumer products industries. In recent years, operating results in Performance Materials have been driven by: i) increases or decreases in sales volumes; ii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; iii) our ability to obtain value pricing for this differentiation; and iv) the cost of new capacity.

In Advanced Technologies, drivers of demand are specific to the various businesses. In the Inkjet Colorants Business, demand has been driven by a relative increase of printer platforms using our pigments at both new and existing customers and the broader adoption of inkjet technology in office and commercial printing applications. Demand in the Aerogel Business has been driven by the adoption of aerogel products for oil and gas, daylighting and insulation for building, construction and industrial applications. In the Security Materials Business, demand has been driven principally by the number of security taggant applications incorporating our unique and proprietary particles. In the Elastomer Composites Business, operating results have been influenced by royalties and technology payments related to our patented technology that is used in tire applications. In our Specialty Fluids Business, demand for cesium formate is primarily driven by the level of drilling activity for high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Operating results in Advanced Technologies have been influenced by: i) the rate at which we commercialize new technology; ii) our ability to select the highest value opportunities and work with lead users in the appropriate markets; iii) our ability to appropriately size the overall cost platform for the opportunities; iv) the timing of royalty and technology payments in our Elastomer Composites Business; and v) the size, type and duration of drilling jobs in our Specialty Fluids Business.

In Purification Solutions, longer term demand is driven primarily by the demand for activated carbon based solutions for water, gas and air, pharmaceuticals, food and beverages, catalysts and other chemical applications. Operating results in Purification Solutions have been influenced by i) changes in pricing and product mix; ii) industry capacity utilization; iii) the amount of coal-based power generation utilized in the U.S.; and iv) changes in volume in the various applications previously noted.

Overview of Results for Fiscal 2013

During fiscal 2013, profitability decreased compared to fiscal 2012 driven by lower unit margins that resulted from price decreases and a less favorable product mix, and lower volumes.

Fiscal 2013 compared to Fiscal 2012 and Fiscal 2012 compared to Fiscal 2011—Consolidated

Net Sales and other operating revenue and Gross Profit

	Years ended September 30
	2013	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$3,463	$3,300	$3,102
Gross profit	$636	$648	$558

The $163 million increase in net sales from fiscal 2012 to fiscal 2013 was due primarily to the addition of Purification Solutions (approximately $287). The improvement was partially offset by lower prices and a less favorable product mix (combined $50 million), the unfavorable impact of foreign currency translation ($50 million), and lower volumes ($29 million). The $198 million increase in net sales from fiscal 2011 to fiscal 2012 was driven primarily by higher prices and a favorable product mix (combined $270 million) and the addition of two months of Purification Solutions sales (approximately $61 million) partially offset by lower volumes ($71 million) and the unfavorable effect of foreign currency translation ($56 million).

Gross profit decreased by $12 million in fiscal 2013 when compared to fiscal 2012 driven by lower unit margins that resulted from price decreases and a less favorable product mix, and lower volumes. Gross profit increased by $90 million in fiscal 2012 when compared to fiscal 2011 principally due to higher unit margins driven by the implementation of strategic value pricing and product mix initiatives and benefits from the investments in energy centers and yield technology that more than offset higher raw material costs.

Selling and Administrative Expenses

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Selling and administrative expenses	$299	$285	$249

Selling and administrative expenses increased by $14 million in fiscal 2013 when compared to fiscal 2012. The comparative increase was principally driven by the addition of Purification Solutions and restructuring-related charges. Selling and administrative expenses increased by $36 million in fiscal 2012 when compared to fiscal 2011. The comparative increase is principally due to higher professional fees and other costs related to the acquisition and integration of Norit ($17 million), the inclusion of two months of Purification Solutions operating results ($5 million), an increase in environmental and legal reserves ($7 million), including for respirator claims, and spending to support growth across our business.

Research and Technical Expenses

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Research and technical expenses	$74	$73	$66

Research and technical expenses increased $1 million in fiscal 2013 when compared to fiscal 2012 due to higher expenses related to the addition of Purification Solutions and restructuring-related charges. Research and technical expenses increased $7 million in fiscal 2012 when compared to fiscal 2011 due to fees for a new technology licensing agreement ($3 million), the inclusion of two months of Purification Solutions operating results ($1 million) and higher spending to support business initiatives.

Interest and Dividend Income

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Interest and dividend income	$5	$4	$2

Interest and dividend income increased $1 million in fiscal 2013 when compared to fiscal 2012 due to higher interest earned on cash balances. Interest and dividend income increased $2 million in fiscal 2012 compared to fiscal 2011 primarily due to interest income related to the notes receivable for the sale of the Supermetals business.

Interest Expense

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Interest expense	$62	$46	$39

Interest expense increased $16 million in fiscal 2013 as compared to fiscal 2012 and increased $7 million in fiscal 2012 as compared to fiscal 2011. The increase in both periods was due to a higher debt balance as a result of the financing of the Norit acquisition, which was partially offset by lower interest expense related to the use of commercial paper in fiscal 2013.

Other Expense

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Other expense	$1	$3	$3

Other expense balances are driven by foreign currency movements, including gains or losses on foreign currency transactions and the remeasurement of our foreign currency denominated debt and related derivatives. Other expense decreased by $2 million in fiscal 2013 compared to fiscal 2012 due to a favorable comparison of foreign currency movements. Other expense in fiscal 2012 was consistent with fiscal 2011.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Provision for income taxes	$58	$55	$6
Effective tax rate	28%	22%	3%
Impact of discrete tax items:
Unusual or infrequent items	(3%)	3%	12%
Items related to uncertain tax positions	2%	1%	7%
Other discrete tax items	1%	—	1%
Impact of certain items	(2%)	(1%)	(1%)

Operating tax rate	26%	25%	22%

The provision for income taxes was $58 million for fiscal 2013, resulting in an effective tax rate of 28%. The increase in the effective tax rate for fiscal 2013 is due to a change in our geographic mix of earnings and an increase in losses from jurisdictions for which no benefit can be recognized. This amount included net discrete charges of $3 million composed of $13 million foreign currency related charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation credit, and other miscellaneous tax items in the tax provision. The operating tax rate for fiscal 2013 was 26%.

The provision for income taxes was $55 million for fiscal 2012, resulting in an effective tax rate of 22%. This amount included net discrete tax benefits of $8 million from the release of a Cabot state tax valuation allowance as a result of the Norit acquisition and from settlements and miscellaneous tax items. The operating tax rate for fiscal 2012 was 25%.

The provision for income taxes was $6 million for fiscal 2011, resulting in an effective tax rate of 3%. This amount included discrete tax benefits of $38 million comprised of: i) $24 million related to the repatriation of high tax income in response to changes in U.S. tax legislation; ii) $10 million from audit settlements; iii) $2 million from the recognition of investment tax credits in China; and iv) $2 million from the renewal of the U.S. research and experimentation credit. The operating tax rate for fiscal 2011 was 22%.

Our anticipated operating tax rate for fiscal 2014 is between 26% and 28%. The IRS has not yet commenced the audit of our 2007 and later tax years and certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2014 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. Cabot does not anticipate that these regulations will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interest, net of tax

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$11	$11	$8
Net income attributable to noncontrolling interests, net of tax	$7	$18	$22

Equity in earnings of affiliated companies, net of tax, in fiscal 2013 is consistent with fiscal 2012. Equity in earnings of affiliated companies, net of tax, increased $3 million in fiscal 2012 as compared to fiscal 2011 as earnings from our affiliates improved.

For fiscal 2013, net income attributable to noncontrolling interests, net of tax, decreased $11 million due to charges associated with our restructuring in Malaysia and lower profitability of our joint ventures in China. For fiscal 2012, net income attributable to noncontrolling interests, net of tax, decreased $4 million as compared to fiscal 2011. The decrease was due to a decrease in profitability of our joint ventures in Malaysia, China and Indonesia.

Income from Discontinued Operations, net of tax

During the second quarter of fiscal 2012, we divested our Supermetals Business and, accordingly, for all periods we have classified the income or loss from the Supermetals Business as Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, decreased $203 million in fiscal 2013 when compared to fiscal 2012 because we recognized the gain on the sale of the business in fiscal 2012 and no longer operated the business in fiscal 2013. Income from discontinued operations, net of tax, increased $152 million in fiscal 2012 when compared to fiscal 2011 driven by the gain on the sale of the Supermetals Business.

Net Income Attributable to Cabot Corporation

In fiscal 2013, we reported net income of $153 million ($2.36 per diluted common share). This is compared to net income of $388 million ($5.99 per diluted common share) in fiscal 2012 and net income of $236 million ($3.57 per diluted common share) in fiscal 2011.

Fiscal 2013 compared to Fiscal 2012 and Fiscal 2012 compared to Fiscal 2011—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for fiscal 2013, 2012 and 2011 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note T of our Consolidated Financial Statements.

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Total segment EBIT	$384	$409	$354
Certain items	(56)	(51)	(19)
Other unallocated items	(123)	(113)	(132)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	$205	$245	$203

In fiscal 2013, total segment EBIT decreased by $25 million when compared to fiscal 2012. The decrease was principally driven by lower volumes ($8 million), lower unit margins ($8 million) that resulted from price decreases and a less favorable product mix, and the unfavorable impact of foreign currency translation ($7 million).

In fiscal 2012, total segment EBIT increased by $55 million when compared to fiscal 2011. The increase was principally driven by higher unit margins ($94 million) driven by the implementation of strategic value pricing and product mix initiatives and benefits from the investments in energy centers and yield technology that more than offset higher raw material costs, the inclusion of two months of Purification Solutions operating results ($5 million), and the favorable effect of foreign currency translation ($11 million). The results were partially offset by lower volumes ($8 million) in Reinforcement Materials and higher fixed costs from the startup of new capacity in Reinforcement Materials and Performance Materials and spending to support our growth initiatives ($51 million combined).

Certain Items:

Details of the certain items for fiscal 2013, 2012, and 2011 are as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Global restructuring activities	$(37)	$(17)	$(18)
Acquisition and integration-related charges	(21)	(26)	—
Environmental and legal reserves	(1)	(4)	(1)
Reserve for respirator claims	—	(4)	—
Foreign currency gain on revaluations	3	—	—

Total certain items, pre-tax	$(56)	$(51)	$(19)

Tax-related certain items
Tax impact of certain items	$10	$9	$3
Tax impact of certain foreign exchange (losses) gains	(12)	1	—
Tax impact of non-deductible interest expense	—	(2)	—
Discrete tax items	11	11	39

Total tax-related certain items	9	19	42
Total certain items after tax	$(47)	$(32)	$23

Certain items for fiscal 2013 include charges related to restructuring initiatives, acquisition and integration-related charges and tax certain items. Details of restructuring activities are included in Note O of the Consolidated Financial Statements. Acquisition and integration-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments, and other expenses related to the completion of the acquisition and the integration of Norit. Tax certain items include discrete tax items, which are unusual and infrequent and the tax impact of certain foreign exchange (losses) gains.

Other Unallocated Items:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Interest expense	$(62)	$(46)	$(39)
Equity in earnings of affiliated companies, net of tax	(11)	(11)	(8)
Unallocated corporate costs	(49)	(56)	(53)
General unallocated expense	(1)	—	(32)

Total other unallocated items	$(123)	$(113)	$(132)

Other unallocated items include Interest expense, Equity in earnings of affiliated companies, Unallocated corporate costs, and General unallocated expense. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to new technology efforts. The balances of General unallocated expense primarily include foreign currency transaction gains (losses), interest income, dividend income, the elimination of profit related to unearned revenue, and the COGS impact of LIFO accounting.

In fiscal 2013, costs from total other unallocated items increased by $10 million when compared to fiscal 2012. The increase was primarily driven by a $16 million increase in Interest expense due to a higher debt balance as a result of the financing of the Norit acquisition. The increase was partially offset by a $7 million decrease in Unallocated corporate costs due to lower expenses related to incentive compensation.

In fiscal 2012, costs from total other unallocated items decreased by $19 million when compared to fiscal 2011. The decrease was primarily driven by a $32 million decrease in General unallocated expense due to i) the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($18 million); ii) the favorable comparison of foreign exchange currency transactions ($4 million); iii) the absence in fiscal 2012 of certain corporate pension and currency charges that occurred in fiscal 2011 ($2 million); and (iv) the impact of a change in the net worth tax in Colombia in fiscal 2011 that did not repeat in fiscal 2012 ($3 million). These decreases were partially offset by an increase in Unallocated corporate costs driven by fees for a new technology licensing agreement ($3 million).

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2013, 2012 and 2011 are as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Reinforcement Materials Sales	$1,902	$2,019	$1,952

Reinforcement Materials EBIT	$188	$227	$183

In fiscal 2013, sales in Reinforcement Materials decreased by $117 million when compared to fiscal 2012. The decrease was principally driven by a less favorable price and product mix (combined $54 million), the unfavorable impact of foreign currency translation ($41 million), and 1% lower volumes ($23 million). In fiscal 2012, sales in Reinforcement Materials increased by $67 million when compared to fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $225 million), partially offset by 6% lower volumes ($123 million) and the unfavorable impact of foreign currency translation ($35 million).

In fiscal 2013, Reinforcement Materials EBIT decreased by $39 million when compared to fiscal 2012 driven principally by lower unit margins ($27 million) that resulted from lower prices and a less favorable product mix, lower volumes ($7 million), and higher fixed manufacturing costs ($7 million) primarily from higher utility costs. In fiscal 2012, Reinforcement Materials EBIT increased by $44 million when compared to fiscal 2011 driven principally by higher unit margins ($91 million), with higher pricing and a favorable product mix more than offsetting higher raw material costs, and the favorable impact of foreign currency translation ($10 million). The impact of higher unit margins more than offset lower volumes ($39 million) and the effect of higher fixed manufacturing costs ($17 million).

Performance Materials

Sales and EBIT for Performance Materials for fiscal 2013, 2012 and 2011 are as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Specialty Carbons and Compounds Sales	$622	$664	$626
Fumed Metal Oxides Sales	282	250	254

Performance Materials Sales	$904	$914	$880

Performance Materials EBIT	$132	$128	$140

In fiscal 2013, sales in Performance Materials decreased $10 million when compared to fiscal 2012 due to a less favorable price and product mix (combined $9 million). During fiscal 2013, volumes in

Specialty Carbons and Compounds decreased by 5% and volumes in Fumed Metal Oxides increased by 14%. In fiscal 2012, sales in Performance Materials increased $34 million when compared to fiscal 2011 due to higher prices and a favorable product mix (combined $34 million), and the impact of higher volumes ($23 million), partially offset by the unfavorable impact of foreign currency translation ($22 million). During fiscal 2012, volumes in Specialty Carbons and Compounds increased by 3% and volumes in Fumed Metal Oxides increased by 2%.

In fiscal 2013, EBIT in Performance Materials was $4 million higher when compared to fiscal 2012 due to higher volumes ($11 million) driven by an increase in Fumed Metal Oxides. The higher volumes were partially offset by a less favorable price and product mix (combined $2 million) and higher costs associated with the reduction of inventory levels ($8 million). In fiscal 2012, EBIT in Performance Materials was $12 million lower when compared to fiscal 2011 driven by higher fixed manufacturing costs from new capacity in China and higher segment management costs ($23 million combined). This decrease was partially offset by higher volumes ($10 million) and improved unit margins ($2 million) from higher pricing and a favorable product mix that more than offset higher raw material costs.

Advanced Technologies

Sales and EBIT for Advanced Technologies for fiscal 2013, 2012 and 2011 are as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Inkjet Colorants	$64	$66	$65
Aerogel	21	18	24
Security Materials	7	9	11
Elastomer Composites	29	23	17
Specialty Fluids	101	94	69

Advanced Technologies Sales	$222	$210	$186

Advanced Technologies EBIT	$68	$49	$31

Sales in Advanced Technologies increased by $12 million in fiscal 2013 when compared to fiscal 2012. The increase is primarily due to higher pricing and a favorable product mix ($15 million) partially offset by unfavorable foreign currency translation ($3 million). Higher royalties and technology payments in the Elastomer Composites Business offset lower volumes in the segment. Sales in Advanced Technologies increased by $24 million in fiscal 2012 when compared to fiscal 2011. The increase is primarily due to higher volumes and higher pricing in the Specialty Fluids Business.

EBIT in Advanced Technologies increased by $19 million in fiscal 2013 when compared to fiscal 2012. The increase was driven by cost savings from restructuring activities in the segment ($10 million) and higher royalties and technology payments in the Elastomer Composites Business ($9 million). Higher prices and a favorable product mix were largely offset by lower volumes. EBIT in Advanced Technologies increased by $18 million in fiscal 2012 when compared to fiscal 2011. The increase was driven by higher volumes ($21 million) in the Specialty Fluids, Inkjet Colorants and Elastomer Composites Businesses partially offset by lower volumes in the Aerogel Business. Higher fixed manufacturing costs in the Elastomer Composites Business and from new capacity in the Inkjet Colorants Business ($4 million) partially offset the higher volumes.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2013, 2012 and 2011 are as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Purification Solutions Sales	$348	$61	$	N/A

Purification Solutions EBIT	$(4)	$5	$	N/A

The acquisition of Norit was completed on July 31, 2012. Sales in Purification Solutions increased by $287 million in fiscal 2013 when compared to fiscal 2012 because our results for the twelve month period ended September 30, 2012 included two months of results.

EBIT in Purification Solutions decreased by $9 million in fiscal 2013 when compared to fiscal 2012. During fiscal 2013, the business has experienced lower volumes and pricing in the gas and air purification end market. In addition, the segment has incurred higher costs associated with plant unit outages, the reduction of inventory levels and the allocation of certain functional and indirect costs.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $77 million during fiscal 2013. The decrease was attributable to cash used to pay down debt partially offset by cash provided by lower working capital. At September 30, 2013, we had cash and cash equivalents of $95 million, and current availability under our revolving credit agreement of approximately $508 million. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the revolving credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2013, we were in compliance with all applicable covenants.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of September 30, 2013, our U.S. dollar cash and cash equivalent holdings by region were: Asia Pacific $36 million, Europe $28 million, and the Americas $31 million, which included $5 million in the U.S.

In January 2013, we initiated a commercial paper program allowing us to issue notes of various tenors up to 364 days. To date the interest on these notes has been lower than the interest that we would have paid on our borrowings under our revolving credit agreement. The commercial paper program is backed by our committed revolving credit facility, and the aggregate borrowings under both the commercial paper program and revolving credit agreement cannot exceed the $750 million limit on the revolving credit agreement.

We completed the acquisition of the remaining 60 percent common stock equity of our Mexican carbon black manufacturing joint venture, NHUMO, S.A.P.I. de C.V. on November 15, 2013. At the closing, we paid approximately $80 million in cash and received approximately $14 million in cash as a special cash dividend from NHUMO.

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

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through the second quarter of fiscal 2014. Through September 30, 2013, we have received $62 million under the notes.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $419 million in fiscal 2013. Operating activities provided $415 million and $195 million in fiscal 2012 and 2011, respectively.

Cash generated from operating activities in fiscal 2013 was driven primarily by net income of $160 million plus $190 million of depreciation and amortization and a decrease in working capital. The increase in fiscal 2013 depreciation and amortization when compared to fiscal 2012 was driven primarily by higher amortization of intangible assets related to the fiscal 2012 acquisition of Norit. Our fiscal 2013 working capital decrease when compared to fiscal 2012 was primarily driven by lower Accounts receivable and lower Inventories partially offset by lower Accounts payable and accrued liabilities.

Cash generated from operating activities in fiscal 2012 was driven primarily by net income of $406 million plus $154 million of depreciation and amortization and a decrease in working capital. Our fiscal 2012 working capital decrease when compared to fiscal 2011 was primarily driven by higher Accounts payable and accrued liabilities partially offset by higher Inventories.

Cash generated from operating activities in fiscal 2011 was driven primarily by net income of $258 million plus $142 million of depreciation and amortization and $19 million of non-cash compensation, partially offset by a net increase in working capital. Our working capital increase in fiscal 2011 was driven principally by higher pricing and raw material costs when compared to fiscal 2010 and is comprised of higher Accounts receivable and Inventories, offset by an increase in Accounts payable and accrued liabilities. Despite increased revenue, operating cash flows decreased in fiscal 2011 as a result of the corresponding growth of Inventories, Accounts receivable, and Accounts payable.

In addition to the working capital movements noted above, the following other elements of operations have had a bearing on operating cash flows:

Restructurings—As of September 30, 2013, we had $10 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $11 million during fiscal 2013 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $20 million in fiscal 2014 and thereafter (which includes the $10 million already accrued in the consolidated balance sheet as of September 30, 2013). We may receive cash in the future from the sale of certain assets and land relating to restructured sites, which is not included in these amounts.

Environmental Reserves and Litigation Matters—We have recorded a $5 million reserve on both a discounted and undiscounted basis as of September 30, 2013 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2013 we have recorded an $11 million reserve on a discounted basis ($15 million on an undiscounted basis) for respirator claims. These expenditures will be incurred over many years. We also have other litigation costs arising in the ordinary course of business.

The following table represents the estimated future undiscounted payments related to our environmental and respirator reserves.

	Future Payments by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)
Environmental	$2	$1	$1	$—	$—	$1	$5
Litigation—respirator	2	2	1	1	1	8	15

Total	$4	$3	$2	$1	$1	$9	$20

Cash Flows from Investing Activities

In fiscal 2013, investing activities consumed $227 million of cash and were primarily driven by capital expenditures of $264 million partially offset by cash received from the notes receivable from the sale of the Supermetals business ($40 million in total, comprised of $39 million of principal and $1 million of interest). For fiscal 2012, cash flows from investing activities were primarily driven by cash paid for the acquisition of Norit ($1.1 billion) and capital expenditures ($281 million). Partially offsetting these decreases were proceeds from the sale of our divested Supermetals business and payments on notes relating to the sale (totaling $204 million).

Capital expenditures totaled $264 million, $281 million and $230 million in fiscal 2013, 2012 and 2011, respectively. In each of these years, expenditures were primarily related to expansion of our manufacturing footprint in the Asia Pacific region, sustaining and compliance capital projects at our operating facilities, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for fiscal 2014 are expected to be between $200 million and $250 million. Our planned capital spending program for fiscal 2014 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

Financing activities consumed $206 million of cash in fiscal 2013 compared to providing $606 million of cash in fiscal 2012 and consuming $72 million in fiscal 2011. During fiscal 2013, we received net inflows of $241 million from our commercial paper program, and used the majority of the proceeds to repay $189 million on our revolving credit agreement. In fiscal 2013, our overall debt balance decreased by $123 million primarily driven by cash generated from operations which was used to repay short term debt offset by dividend payments to our stockholders of $51 million. Long term debt of $175 million with an interest rate of 5.25% matured during fiscal 2013, and was repaid using our commercial paper program. In addition, derivatives related to this debt were settled at the time of maturity and consumed $31 million of cash. As of September 30, 2013 the outstanding balance under our commercial paper program had a weighted average interest rate of 0.32%. In fiscal 2012, our overall debt balance increased by $693 million primarily relating to financing our acquisition of Norit. The cash provided by this financing was partially offset by cash used to purchase shares of our common stock on the open market of $36 million and to make dividend payments to our stockholders of $49 million. In fiscal 2011, financing cash flows were primarily driven by changes in debt levels and dividend payments. In addition, in fiscal 2011 we repurchased approximately 1.6 million shares of our common stock on the open market for a purchase price totaling $59 million.

Notes receivable for the sale of the Supermetals business of $215 million are due by March 31, 2014.

Debt

The following table provides a summary of our outstanding debt:

	September 30
	2013	2012
	(Dollars in millions)
Notes payable	$264	$62
Variable rate debt	47	200
Interest rate swaps—fixed to variable(1)	—	2

Total variable rate debt	311	264
Fixed rate debt, net of discount	971	1,143
Interest rate swaps—fixed to variable(1)	—	(2)

Total fixed rate debt	971	1,141
Unamortized bond discounts	(2)	(2)
Capital leases	18	16

Total debt	$1,298	$1,419

(1)	The face value of debt swapped from fixed rate to variable rate using interest rate swaps is presented above in order to view our effective fixed and variable debt balances.

In fiscal 2013 the decrease in our net debt balance was primarily driven by the repayment of short-term debt from cash generated from operations. In January 2013, we initiated a commercial paper program. The majority of proceeds raised were used to repay borrowings under our revolving credit agreement, which had a balance of $189 million, included within Long-term debt in the Consolidated Balance Sheets as of September 30, 2012. The outstanding balance of commercial paper of $241 million as of September 30, 2013 is included within the Notes payable caption on the Consolidated Balance Sheets. In fiscal 2012, our net debt balance increased by $693 million, primarily to finance the purchase of Norit. In fiscal 2011, net proceeds from certain short term financing arrangements totaled $56 million, offset by long-term debt repayments of $21 million. We had $508 million of availability under our credit agreement at September 30, 2013.

Our long-term total debt, of which $14 million is current, matures at various times as presented in Note I. The weighted-average interest rate on our fixed rate long-term debt was 4.06% as of September 30, 2013. The weighted-average interest rate on variable interest rate long-term debt was 6.58% as of September 30, 2013.

At September 30, 2013, we have provided standby letters of credit and bank guarantees totaling $10 million, which expire throughout fiscal 2014.

Share repurchases

During fiscal 2012, we repurchased approximately 1.1 million shares of our common stock on the open market for an aggregate purchase price of $36 million. We did not make any repurchases on the open market in fiscal 2013. As of September 30, 2013, we had approximately 1.6 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend payments

In fiscal 2013, 2012 and 2011, we paid cash dividends on our common stock of $0.80, $0.76 and $0.72 per share, respectively. These cash dividend payments totaled $51 million in fiscal 2013, $49 million in fiscal 2012, and $47 million in fiscal 2011.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2013, these subsidiaries carried the operating affiliate investment of $25 million and held 20 million bolivars ($3 million) in cash.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from 4.3 bolivars to the U.S. dollar (B/$) to 6.3 B/$. Accordingly, we remeasured the bolivar denominated monetary accounts in our wholly owned subsidiaries at the new rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2013 through other expense within the Consolidated Statements of Operations. In fiscal 2013, we recognized a tax benefit of $1 million from a reduction in the deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings. The operating affiliate recognized a $1 million loss during fiscal year 2013 as a result of the remeasurement of monetary assets and liabilities in bolivars and a charge of $1 million from the tax impact of the currency devaluation mainly on U.S. dollar and Euro denominated cash and receivable balances. Our share of these combined losses was approximately $1 million, which was included within the Equity in earnings of affiliated companies, net of tax line of the Consolidated Statements of Operations for fiscal year 2013.

As a result of the currency devaluation, we performed an impairment analysis on our equity investment in Venezuela during the second quarter of fiscal 2013 using the discounted cash flow model to determine its fair value. We determined that there was no impairment to the carrying value of our equity investment. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

During fiscal 2013 and 2012, the operating affiliate declared dividends of 15 million bolivars ($3 million) and 27 million bolivars ($6 million), respectively, to our wholly owned subsidiaries, which were paid in U.S. dollars and repatriated.

The Venezuelan bolivars held by our wholly owned subsidiaries may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance. We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to change the exchange rate and result in gains or losses on the bolivar denominated assets held by our wholly owned subsidiaries and operating affiliate.

Employee Benefit Plans

As of September 30, 2013 we had a consolidated pension obligation, net of the fair value of plan assets, of $151 million, comprised of $79 million for pension benefit plan liabilities and $72 million for postretirement benefit plan liabilities.

The $79 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair Value of Plan Assets	$155	$375	$530
Benefit Obligation	(170)	(439)	(609)

Unfunded Status	$(15)	$(64)	$(79)

In fiscal 2013, we made cash contributions totaling approximately $11 million to our foreign pension benefit plans and less than $1 million to a U.S. pension plan. For fiscal 2014, we expect to make cash contributions of $3 million to a U.S. pension plan and approximately $13 million to our foreign pension plans.

The $72 million of unfunded postretirement benefit plan liabilities is comprised of $55 million for our U.S. and $17 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2013, we paid postretirement benefits of $5 million under our U.S. postretirement plans and less than $1 million under our foreign postretirement plans. For fiscal 2014, we expect to make benefit payments of approximately $5 million under our U.S. postretirement plans and $1 million under our foreign postretirement plans.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations, excluding those attributable to our discontinued operations, which are described in greater detail in Note R in the notes to our Consolidated Financial Statements. Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2013, and the table includes the impact of our interest rate swaps that change fixed rates to floating rates.

	Payments Due by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase commitments	$398	$347	$270	$219	$213	$3,037	$4,484
Long-term debt(2)	12	30	11	300	262	403	1,018
Capital lease obligations	2	2	1	1	1	11	18
Fixed interest on long-term debt	39	39	39	24	19	60	220
Variable interest on long-term debt	3	2	—	—	—	—	5
Operating leases	22	18	14	9	8	29	100

Total	$476	$438	$335	$553	$503	$3,540	$5,845

(1)	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $34 million at September 30, 2013.
(2)	Payment of long-term debt excludes settlements of cross currency swaps.

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

Capital Leases

We have capital lease obligations primarily for certain equipment and buildings. These obligations are payable over the next 18 years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are recorded to our balance sheet at fair market value and reflect the asset or (liability) position as of September 30, 2013. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. As of September 30, 2013, the counterparties with which we have executed derivatives carried a Standard and Poor’s credit rating between A- and AA-, inclusive. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Foreign currency exposures also relate to assets and liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2013, we had $11 million in net notional foreign currency contracts, which were denominated in the British pound sterling, Chinese renminbi, Czech koruna, and Indian rupee. These forwards had a fair value of less than $1 million as of September 30, 2013.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2013	2012	2011
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,463	$3,300	$3,102
Cost of sales	2,827	2,652	2,544

Gross profit	636	648	558
Selling and administrative expenses	299	285	249
Research and technical expenses	74	73	66

Income from operations	263	290	243
Interest and dividend income	5	4	2
Interest expense	(62)	(46)	(39)
Other expense	(1)	(3)	(3)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	205	245	203
Provision for income taxes	(58)	(55)	(6)
Equity in earnings of affiliated companies, net of tax of $6, $5 and $5	11	11	8

Income from continuing operations	158	201	205
Income from discontinued operations, net of tax of $(4), $116 and $29	2	205	53

Net income	160	406	258
Net income attributable to noncontrolling interests, net of tax of $5, $7 and $4	7	18	22

Net income attributable to Cabot Corporation	$153	$388	$236

Weighted-average common shares outstanding, in millions:
Basic	63.8	63.4	64.6

Diluted	64.5	64.2	65.4

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$2.34	$2.87	$2.80
Income from discontinued operations	0.04	3.20	0.82

Net income attributable to Cabot Corporation	$2.38	$6.07	$3.62

Diluted:
Income from continuing operations attributable to Cabot Corporation	$2.32	$2.83	$2.77
Income from discontinued operations	0.04	3.16	0.80

Net income attributable to Cabot Corporation	$2.36	$5.99	$3.57

Dividends per common share	$0.80	$0.76	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2013	2012	2011
	(In millions)
Net income	$160	$406	$258
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $(12), $2, $3	(10)	3	22
Adjustments to pension and other postretirement benefit plans, net of tax of $13, $(9), $ -	22	(17)	—
Net change in unrealized gain (loss) on investments, net of tax of $1, $-, $-	2	(1)	(1)

Other comprehensive income (loss)	14	(15)	21

Comprehensive income	174	391	279
Net income attributable to noncontrolling interests, net of tax of $5, $7, $4	7	18	22
Noncontrolling interests foreign currency translation adjustment	3	(1)	3

Comprehensive income attributable to noncontrolling interests	10	17	25

Comprehensive income attributable to Cabot Corporation	$164	$374	$254

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2013	2012
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$95	$120
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $5	634	687
Inventories	458	533
Prepaid expenses and other current assets	58	62
Notes receivable from sale of business	214	9
Deferred income taxes	36	32

Total current assets	1,495	1,443

Property, plant and equipment	3,676	3,511
Accumulated depreciation and amortization	(2,071)	(1,959)

Net property, plant and equipment	1,605	1,552

Goodwill	504	480
Equity affiliates	119	115
Intangible assets, net	310	330
Assets held for rent	49	46
Notes receivable from sale of business	—	242
Deferred income taxes	68	94
Other assets	83	97

Total assets	$4,233	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2013	2012
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable	$264	$62
Accounts payable and accrued liabilities	534	606
Income taxes payable	30	59
Deferred income taxes	2	7
Current portion of long-term debt	14	185

Total current liabilities	844	919

Long-term debt	1,020	1,172
Deferred income taxes	21	55
Other liabilities	265	314
Commitments and contingencies (Note R)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,223,985 and 63,600,928 shares
Outstanding: 63,970,502 and 63,347,362 shares	64	64
Less cost of 253,483 and 253,565 shares of common treasury stock	(8)	(8)
Additional paid-in capital	39	20
Retained earnings	1,755	1,653
Deferred employee benefits	(2)	(8)
Accumulated other comprehensive income	103	92

Total Cabot Corporation stockholders’ equity	1,951	1,813
Noncontrolling interests	132	126

Total stockholders’ equity	2,083	1,939

Total liabilities and stockholders’ equity	$4,233	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30
	2013	2012	2011
	(In millions)
Cash Flows from Operating Activities:
Net income	$160	$406	$258
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	190	154	142
Impairment of assets	16	2	2
Deferred tax provision	(9)	(6)	(25)
Gain on sale of business, net of tax	—	(191)	—
Loss on disposal of property, plant and equipment	2	1	2
Equity in earnings of affiliated companies	(11)	(11)	(8)
Non-cash compensation	16	18	19
Other non-cash charges (income), net	—	3	(3)
Changes in assets and liabilities:
Accounts and notes receivable	34	6	(111)
Inventories	64	(30)	(79)
Prepaid expenses and other current assets	5	26	(17)
Accounts payable and accrued liabilities	(18)	100	23
Income taxes payable	(29)	(13)	1
Other liabilities	(11)	(38)	(12)
Cash dividends received from equity affiliates	8	6	4
Other	2	(18)	(1)

Cash provided by operating activities	419	415	195

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(264)	(281)	(230)
Proceeds from sale of business	—	181	—
Receipts from notes receivable from sale of business	39	23	—
Investment in equity affiliate	—	—	(2)
Acquisition of business, net of cash acquired	—	(1,104)	—
Proceeds from sales of property, plant and equipment	—	2	6
Increase in assets held for rent	(2)	(1)	(6)

Cash used in investing activities	(227)	(1,180)	(232)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	6	84	71
Repayments under financing arrangements	(33)	(88)	(45)
Proceeds from issuance of commercial paper, net	241	—	—
Proceeds from long-term debt, net of issuance costs	117	911	—
Repayments of long-term debt	(442)	(172)	(21)
(Decrease) increase in notes payable, net	(12)	(42)	30
Settlement of derivatives	(31)	—	—
Proceeds from cash contributions received from noncontrolling stockholders	13	4	—
Purchases of common stock	(6)	(36)	(59)
Proceeds from sales of common stock	9	10	11
Cash dividends paid to noncontrolling interests	(17)	(16)	(12)
Cash dividends paid to common stockholders	(51)	(49)	(47)

Cash (used in) provided by financing activities	(206)	606	(72)

Effect of exchange rate changes on cash	(11)	(7)	8

Decrease in cash and cash equivalents	(25)	(166)	(101)
Cash and cash equivalents at beginning of year	120	286	387

Cash and cash equivalents at end of year	$95	$120	$286

Income taxes paid	$84	$73	$64
Interest paid	51	39	34
Non-cash additions to property, plant and equipment	—	4	14

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2011	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				236			236		236
Net Income attributable to non-controlling interests								22	22
Total Other comprehensive income						18	18	3	21
Noncontrolling interest—dividends								(11)	(11)
Cash dividends paid to common stockholders				(47)			(47)		(47)
Issuance of stock under employee compensation plans, net of forfeitures	294	1	7				8		8
Amortization of share-based compensation			17				17		17
Purchase and retirement of common and treasury stock	(1,803)	(1)	(58)				(59)		(59)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6
Notes receivable for restricted stock-payments			6				6		6

Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2012	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Cost
Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616
Net income attributable to Cabot Corporation				388			388		388
Net Income attributable to non-controlling interests								18	18
Total Other comprehensive income						(14)	(14)	(1)	(15)
Noncontrolling interest—other								4	4
Noncontrolling interest—dividends								(24)	(24)
Cash dividends paid to common stockholders				(49)			(49)		(49)
Issuance of stock under employee compensation plans, net of forfeitures	611	2	13				15		15
Amortization of share-based compensation			15				15		15
Purchase and retirement of common and treasury stock	(1,124)	(9)	(27)				(36)		(36)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6
Notes receivable for restricted stock-payments			1				1		1

Balance at September 30, 2012	63,348	$56	$20	$1,653	$(8)	$92	$1,813	$126	$1,939

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2013	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Cost
Balance at September 30, 2012	63,348	$56	$20	$1,653	$(8)	$92	$1,813	$126	$1,939
Net income attributable to Cabot Corporation				153			153		153
Net Income attributable to non-controlling interests								7	7
Total other comprehensive income						11	11	3	14
Contribution from noncontrolling interests								13	13
Noncontrolling interest—dividends								(17)	(17)
Cash dividends paid to common stockholders				(51)			(51)		(51)
Issuance of stock under employee compensation plans, net of forfeitures	784		12				12		12
Amortization of share-based compensation			13				13		13
Purchase and retirement of common and treasury stock	(161)		(6)				(6)		(6)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6

Balance at September 30, 2013	63,971	$56	$39	$1,755	$(2)	$103	$1,951	$132	$2,083

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

On January 20, 2012, the Company completed the sale of its Supermetals Business. The applicable results of its operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

On July 31, 2012, the Company completed the acquisition of Norit N.V. (“Norit”). The financial position, results of operations and cash flows of Norit are included in the Consolidated Financial Statements from the date of acquisition.

Certain amounts in prior years’ Consolidated Statement of Cash Flows and the Consolidated Balance Sheets have been reclassified to conform to the current presentation.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash and cash equivalents and, as of September 30, 2013, has determined that they are readily convertible to cash.

Inventories

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends received from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At September 30, 2013 and 2012, Cabot had equity affiliate investments of $119 million and $115 million, respectively. Dividends declared from these investments were $8 million, $6 million and $5 million in fiscal 2013, 2012 and 2011, respectively.

All investments in marketable securities are classified as available-for-sale and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of other comprehensive income within stockholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. The Company’s investment in marketable securities was immaterial as of both September 30, 2013 and 2012.

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

In the third quarter of fiscal 2013, the Company changed the estimated depreciable lives of certain machinery and equipment from ten to twenty-five years to reflect the Company’s experience. The change was accounted for as a change in estimate. Based on the asset base at the time of the change, the Company expects the change will increase Income from continuing operations by $9 million ($0.14 per diluted common share) over a twelve month period. The change increased Income from continuing operations by $4 million ($0.06 per diluted common share) in fiscal 2013.

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2013, 2012 and 2011, Cabot capitalized $5 million, $4 million and $2 million of interest costs, respectively. These amounts will be amortized over the life of the related assets.

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. The future growth in the Purification Solutions business, which had $466 million of goodwill at September 30, 2013, is highly dependent on the growth in the mercury removal portion of this business. This growth relies upon the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015. The annual review is performed as of May 31.

The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition. The Company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. The Company evaluates indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. The Company’s intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives.

Assets Held for Rent

Assets held for rent represent Specialty Fluids cesium formate product that is available to customers in the normal course of business. Assets held for rent are stated at average cost.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. The ARO reserves were $16 million and $18 million at September 30, 2013 and 2012, respectively. In fiscal 2012, the Company assumed asset retirement obligations of $10 million in the acquisition of Norit and made changes to its cash flow estimates for its other ARO resulting in an additional liability of $1 million. In fiscal 2013, ARO liabilities were reduced by $2 million mainly due to changes made to the Company’s cash flow timing estimates.

Impairment of Long-Lived Assets

Cabot’s long-lived assets primarily include property, plant and equipment, long-term investments, assets held for rent and sale. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot no longer intends to use the asset.

To test for impairment of assets we generally use a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable.

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

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive income. In fiscal 2013, 2012 and 2011, net foreign currency transaction gains of $2 million, losses of $2 million, and losses of $6 million, respectively, are included in Other expense in the Consolidated Statements of Operations as part of continuing operations.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, notes receivable from the sale of a business, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge and note receivable from the sale of a business (refer to Note J). The non-hedged long-term debt is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform.

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

In accordance with Cabot’s risk management strategy, the Company may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, the Company believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The Company records in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges. Cash movements associated with these instruments are presented in the Consolidated Statement of Cash Flows as Cash Flows from Operating Activities because the derivatives are designed to mitigate risk to the Company’s cash flow from operations. The cash flows related to the principal of these instruments are presented in the Cash Flows from Financing Activities section of the Consolidated Statement of Cash Flows.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years ended September 30
	2013	2012		2011
Reinforcement Materials	56%	63%		65%
Performance Materials	27%	28%		29%
Advanced Technologies	7%	7%		6%
Purification Solutions	10%	2	%(1)	N/A

(1)	Fiscal 2012 includes two months of revenue for Purification Solutions, which the Company acquired on July 31, 2012.

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

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the revenue may be recognized using proportional performance. The Company has technology and licensing agreements with one customer that are accounted for as multiple element arrangements. Revenue is recognized ratably over the term of the agreements limited by the cumulative amounts that become due, some of which are through 2022. The Company recorded $9 million of royalty and technology payments in fiscal year 2013 from these agreements.

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

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes, which represent the Company’s notes receivable balance. These notes totaled 148 million Chinese Renminbi (“RMB”) ($24 million) and 155 million RMB ($24 million) as of September 30, 2013 and 2012, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with the notes after the sale. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in Other expense in the accompanying Consolidated Statements of Operations. During fiscal 2013, 2012 and 2011, the Company recorded charges of $4 million, $2 million, and less than $1 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. The change from fiscal 2012 to 2013 was $3 million due to an increase in specific customer reserves. The change from fiscal 2011 to 2012 was immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Notes receivable from sale of business

The Company’s Notes receivable from sale of business are derived from the sale of the Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”) as discussed in Note D. The Notes are carried at amortized cost and the carrying value was $214 and $252 million at September 30, 2013 and 2012, respectively. The outstanding amount due and payable under these Notes on March 31, 2014 is $215 million. The Notes are subject to an impairment assessment and impairment is recorded if, based on current information, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the terms of the Notes. No impairment was recorded as of September 30, 2013 and 2012.

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

Accumulated other comprehensive items in the accompanying balance sheet consist of the following items net of tax:

	Year ended September 30	Year ended September 30
	2013	2012
	(In millions)	(In millions)
Foreign currency translation adjustment at beginning of year	$167	$163
Net foreign currency translation adjustments	(13)	4

Balance at end of year	$154	$167

Unrealized gain on investments and derivative instruments at beginning of year	—	$1
Net unrealized gains	2	(1)

Balance at end of year	$2	$—

Pension and other postretirement benefit plans at beginning of year	(75)	$(58)
Net change in pension and other postretirement benefit plans	22	(17)

Balance at end of year	$(53)	$(75)

Total accumulated other comprehensive income	$103	$92

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

Note B. Recent Accounting Pronouncements

In the first quarter of fiscal 2013, the Company adopted guidance that resulted in the addition of separate, consolidated statements of comprehensive income.

Note C. Acquisitions

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

As of June 2013, the Company completed the valuation of its assets acquired and liabilities assumed. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of July 31, 2012. During fiscal 2013, the Company recorded certain measurement period adjustments which are presented in the table below. The measurement period adjustments and the related tax impact were immaterial to the Company’s consolidated financial statements. Accordingly, the effects have not been retrospectively applied. The following table presents the components and allocation of the purchase price, including the measurement period adjustments:

	At Acquisition Date (As reported at September 30, 2012)	Measurement Period Adjustments	At Acquisition Date (As adjusted at September 30, 2013)
	(Dollars in millions)
Current assets	$207	$(4)	$203
Property, plant and equipment	385	(14)	371
Other non-current assets	72	4	76
Intangible assets	325	(8)	317
Goodwill	432	22	454
Current liabilities	(98)	—	(98)
Deferred non-current tax liabilities	(176)	4	(172)
Other non-current liabilities	(34)	(4)	(38)

Total purchase price	$1,113	$—	$1,113

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

The following table provides pro forma net sales and earnings for fiscal 2012, as if Norit had been acquired on October 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Norit resulting from recording the fair value of assets acquired, the impact of acquisition financing with the related tax effects. The pro forma results do not include any synergies or other effects of the planned integration of Norit. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on October 1, 2011, nor are they indicative of the future operating results of the combined company.

Year ended September 30
2012 (unaudited)
(in millions)
Net sales	$3,585
Income from continuing operations	209

Acquisition of Nhumo

In June 2013, the Company entered into a stock purchase agreement with Grupo Kuo S.A.B. de C.V. (“KUO”) to purchase the remaining 60 percent common stock equity of its Mexican carbon black manufacturing joint venture, Nhumo, S.A.P.I. de C.V. (“NHUMO”). On November 15, 2013, the Company completed the acquisition and paid KUO approximately $80 million in cash. In addition, NHUMO issued $25 million of redeemable preferred stock to KUO. The preferred stock will accumulate dividends at 6% annually, which will be payable annually, and will be redeemable at the option of KUO or the Company on the fifth anniversary of the closing for $25 million. The Company’s preexisting interest in NHUMO will be re-measured to its fair value at the date of acquisition and a gain will be recorded if the fair value is greater than the carrying amount.

Note D. Discontinued Operations

In January 2012, the Company sold its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. In addition, the Company is entitled to receive quarterly cash payments in each calendar quarter that the GAM Notes are outstanding in an amount equal to 50% of cumulative year to date adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of the sold business for the relevant calendar quarter. A minimum payment of $11.5 million was guaranteed in the first year after the sale regardless of the Adjusted EBITDA generated and is included in the $277 million total of GAM Notes. The carrying value of the GAM Notes at September 30, 2013 is $214 million, which is presented as Notes receivable from sale of business on the Consolidated Balance Sheet. These Notes are secured by liens on the property and assets of the sold business and guaranteed by the GAM Corporate Group. The Notes are included in Current assets as they are due no later than March 31, 2014. Through September 30, 2013, Cabot received payments of $62 million under the GAM Notes.

The after-tax gain from discontinued operations of $2 million for fiscal 2013 primarily relates to tax adjustments of $4 million partially off-set by $2 million of loss from the settlement of pension liabilities of the disposed business. Discontinued Operations, net of tax in fiscal 2012 includes the after-tax gain on the sale of the Supermetals Business of $191 million. Discontinued Operations, net of tax in fiscal 2012 and 2011 also include results of the Supermetal Business prior to sale. The operating results of the Supermetals Business prior to the sale and the gain on the sale of the business are reported within Income from discontinued operations, net of tax, in the Consolidated Statements of Operations.

The following table summarizes the results from discontinued operations:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$—	$46	$201

Income from operations before income taxes	—	21	84
Provision for income taxes on operations	—	(7)	(31)

Income from operations, net of tax	$—	$14	$53

(Loss) Gain on sale of discontinued operations	(2)	300	—
Benefit from (Provision for) income taxes on gain (loss) on sale	4	(109)	—

Gain on sale of discontinued operations, net of tax	2	191	—

Income from discontinued operations, net of tax	$2	$205	$53

Discontinued Operations—Other

In addition to the divesture of its Supermetals Business, the Company also has classified certain settlements associated with other businesses divested as part of Income from discontinued operations, net of tax in its Consolidated Statements of Operations for the fiscal years ended September 30, 2013 and 2011. These settlements resulted in gains of less than $1 million in fiscal 2013 and losses of less than $1 million in fiscal 2011. No such charges were recorded in fiscal 2012.

In connection with the sale of the Supermetals Business, the Company and GAM entered into a tantalum ore supply agreement under which the Company agreed to sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada, subject to a maximum amount, for a three-year period commencing in calendar year 2013. In March 2013, the Company and GAM agreed to terminate the agreement and the Company expects to ship the remaining tantalum ore inventory it has on hand to GAM by the end of calendar 2013. Revenues, costs and expenses from this agreement for the year ended September 30, 2013 are included in continuing operations of the Specialty Fluids Business.

Note E. Inventories

Inventories, net of LIFO, obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2013	2012
	(Dollars in millions)
Raw materials	$102	$131
Work in process	2	5
Finished goods	310	351
Other	44	46

Total	$458	$533

Inventories valued under the LIFO method comprised approximately 5% of total inventories at September 30, 2013 and 2012. At September 30, 2013 and 2012, the LIFO reserve was $55 million and $52 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2013 and 2012, inventory quantities carried on a LIFO basis were reduced at the Company’s U.S. carbon black sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of cost of goods sold of $1 million and an increase in consolidated net income of $1 million ($0.01 per diluted common share) in both fiscal 2013 and 2012. No such reductions occurred in fiscal 2011.

Cabot reviews inventory for both potential obsolescence and potential loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. The inventory reserves were $15 million at both September 30, 2013 and 2012.

Note F. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2013	2012
	(Dollars in millions)
Land and land improvements	$138	$167
Buildings	511	495
Machinery and equipment	2,511	2,379
Other	238	226
Construction in progress	278	244

Total property, plant and equipment	3,676	3,511
Less: accumulated depreciation	(2,071)	(1,959)

Net property, plant and equipment	$1,605	$1,552

Depreciation expense was $176 million, $153 million and $138 million for fiscal 2013, 2012 and 2011, respectively.

Note G. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $504 million and $480 million at September 30, 2013 and 2012, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the years ended September 30, 2013 and 2012 are as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2011	$27	$11	$2	$—	$40
Goodwill acquired	—	—	—	432	432
Foreign currency translation adjustment	1	—	—	7	8

Balance at September 30, 2012	28	11	2	439	480
Measurement period adjustments(1)	—	—	—	22	22
Foreign currency translation adjustment	(3)	—	—	5	2

Balance at September 30, 2013	$25	$11	$2	$466	$504

(1)	Refer to Note C for further details related to the measurement period adjustments.

Goodwill impairment tests are performed at least annually. The Company performed its annual impairment assessment as of May 31, 2013 and determined there was no impairment.

The following table provides information regarding the Company’s intangible assets:

	Years Ended September 30
	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technology	$155	$(9)	$146	$151	$(2)	$149
Customer relationships(1)	113	(7)	106	121	(1)	120
Other intangible assets	3	(2)	1	6	(3)	3

Total intangible assets, finite lives	$271	$(18)	$253	$278	$(6)	$272
Trademarks, indefinite lives	57	—	57	58	—	58

Total intangible assets	$328	$(18)	$310	$336	$(6)	$330

(1)	The change in the gross carrying value of the Customer relationships intangible asset is primarily due to measurement period adjustments as described in Note C.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from six to twenty years, with a weighted average amortization period of 19 years. See Note C for weighted average lives of intangible assets acquired in the acquisition of Norit. Amortization expense for the years ended September 30, 2013 and 2012 was $14 million and $3 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the year ended September 30, 2011 was less than $1 million and is included in Cost of sales in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $14 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its annual impairment assessment as of May 31, 2013, and determined there was no impairment.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2013	2012
	(Dollars in millions)
Accounts payable	$398	$425
Accrued employee compensation	41	46
Other accrued liabilities	95	135

Total	$534	$606

Other long-term liabilities consist of the following:

	September 30
	2013	2012
	(Dollars in millions)
Employee benefit plan liabilities	$149	$190
Non-current tax liabilities	47	53
Financial instrument liabilities	—	26
Other accrued liabilities	69	45

Total	$265	$314

Note I. Debt and Other Obligations

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2013	2012
	(Dollars in millions)
Variable Rate Debt:
$750 million Revolving Credit Facility, expires 2016	$—	$189
Chinese Renminbi Notes, due through 2016, 5.40%—6.77%	47	11

Total variable rate debt	47	200
Fixed Rate Debt:
5% Notes due 2017	$300	$300
2.55% Notes due 2018	250	250
3.7% Notes due 2022	350	350
Medium Term Notes:
Notes due 2019, 7.42%	30	30
Notes due 2022, 8.346%—8.47%	15	15
Note due 2028, 6.57%—7.28%	8	8

Total Medium Term Notes	$53	$53
Eurobond, due 2013, 5.25%	—	177
ESOP Note, due 2014, 8.29%	2	8
Chinese Renminbi Notes, due through 2018, 4.68%—6.65%	16	5

Total fixed rate debt	971	1,143
Capital lease obligations, due through 2031	18	16
Unamortized debt discount	(2)	(2)

Total debt	1,034	1,357
Less current portion of long-term debt	(14)	(185)

Total long-term debt	$1,020	$1,172

$750 million Revolving Credit Facility—The Company has a $750 million committed unsecured revolving credit agreement which expires in August 2016. All borrowings under the credit agreement are based on variable interest rates. Generally, the interest rates are based on LIBOR plus a spread. This spread, which was 1.125% as of September 30, 2013, is based on the Company’s credit rating, resulting in a total interest rate of 1.304% as of September 30, 2013. The Company plans to use the credit agreement for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions, and support for the commercial paper program. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2013, no amounts were outstanding on this facility. The amount available on the revolving credit agreement, after consideration of letters of credit and commercial paper outstanding, was $508 million as of September 30, 2013.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $63 million and $16 million of unsecured long-term debt outstanding as of September 30, 2013 and September 30, 2012, respectively. The increase relates to the financing of the rubber blacks manufacturing facility in Xingtai City, Hebei Province, China.

5% Notes due fiscal 2017— In fiscal 2009, Cabot issued $300 million in public notes with a coupon of 5% that will mature on October 1, 2016. These notes are unsecured and pay interest on April 1 and

October 1. The net proceeds of this offering were $296 million after deducting discounts and issuance costs. The discount of approximately $2 million was recorded at issuance and is being amortized over the life of the notes.

2.55% Notes due fiscal 2018—In July 2012, Cabot issued $250 million in public notes with a coupon of 2.55% that will mature on January 15, 2018. These notes are unsecured and pay interest on January 15 and July 15. The net proceeds of this offering were $248 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

3.7% Notes due fiscal 2022—In July 2012, Cabot issued $350 million in public notes with a coupon of 3.7% that will mature on July 15, 2022. These notes are unsecured and pay interest on January 15 and July 15. The net proceeds of this offering were $347 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

Medium Term Notes—At both September 30, 2013 and 2012, there were $53 million of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 8 years with a weighted average interest rate of 7.65%.

Eurobond—A European subsidiary issued an unsecured $175 million U.S. dollar denominated bond with a fixed coupon rate of 5.25% in fiscal 2003 with interest due on March 1 and September 1 of each year. The functional currency of this subsidiary is the Euro. A discount of approximately $1 million was recorded at issuance and was amortized over the life of the bond. A portion of the Eurobond was designated as a fair value hedge and accordingly was recorded at fair value. As described in Note K, the Company entered into cross-currency swaps and a variable interest rate swap to hedge the variability in cash flows for changes in the exchange rates and to offset a portion of the changes in the fair value of the underlying debt. The bond, and associated derivatives, matured and were repaid in September 2013.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of Cabot shares. This debt bears interest at 8.29% per annum and is to be repaid in quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $2 million and $8 million at September 30, 2013 and 2012, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity. Cabot contributed $4 million to the ESOP to service the debt during fiscal 2013, $5 million during fiscal 2012, and $4 million during fiscal 2011. Dividends on ESOP shares used for debt service were $2 million for each of fiscal years 2013, 2012 and 2011. In addition, interest incurred on the ESOP debt was less than $1 million during fiscal 2013 and $1 million during both fiscal 2012 and 2011.

Capital Lease Obligations— Cabot had capital lease obligations for certain equipment and buildings with a recorded value of $18 million and $16 million at September 30, 2013 and 2012, respectively. Cabot will make payments totaling $42 million over the next 18 years, including $12 million of imputed interest. At September 30, 2013 and 2012, the original cost of capital lease assets was $24 million and $26 million, respectively, and the associated accumulated depreciation of assets under capital leases was $9 million and $11 million at September 30, 2013 and 2012, respectively. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2014 through 2018 are as follows:

Fiscal Years Ending	Principal payments on long term debt	Payments on Capital Lease Obligations	Total
	(Dollars in millions)
2014	$12	$5	$17
2015	30	4	34
2016	11	3	14
2017	300	3	303
2018	262	3	265
Thereafter	403	24	427
Less: executory costs and interest	—	(24)	(24)

Total	$1,018	$18	$1,036

Standby letters of credit—At September 30, 2013, the Company had provided standby letters of credit that were outstanding and not drawn totaling $10 million, which expire through fiscal 2014.

Short Term Obligations

Short-term Notes Payable —The Company had unsecured short-term notes of $264 million and $62 million as of September 30, 2013 and 2012, respectively, with maturities of less than one year. The weighted-average interest rate on short-term notes payable, including commercial paper, was 0.7% and 5.2% for fiscal 2013 and 2012, respectively.

In January 2013, Cabot entered into agreements to initiate a commercial paper program under which Cabot may issue unsecured commercial paper. The maximum aggregate balance of commercial paper and the revolving credit facility may not exceed the current maximum size of the revolving credit facility, $750 million. The proceeds from the issuance of the commercial paper have been used for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The revolving credit facility is available to repay the outstanding commercial paper, if necessary. The commercial paper will typically be sold at a discount from par at rates that will vary based upon market conditions at the time of the issuance of the commercial paper. The maturities of the commercial paper will vary but may not exceed 364 days from the date of issue. The definitive documents relating to the Program contain customary representations, warranties, default and indemnification provisions.

The outstanding balance of commercial paper included within the $264 million Notes payable on the Consolidated Balance Sheets as of September 30, 2013 was $241 million, bearing a weighted-average interest rate of 0.32% with a weighted-average maturity of 28 days.

Note J. Financial Instruments and Fair Value Measurements

The FASB authoritative guidance on fair value measurements defines fair value, provides a framework, for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value. The guidance establishes the following hierarchy for categorizing these inputs:

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during fiscal 2013 or 2012.

The GAM Notes are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The valuation model used is the discounted cash flow model and the significant inputs are the discount rate which incorporates the credit standing of GAM and the fact that the notes are secured by liens on the property and assets of the sold business and guaranteed by the GAM Corporate Group, Adjusted EBITDA forecast and timing of expected cash flows from GAM. The notes are carried at amortized cost and the carrying value was $214 million at September 30, 2013 which is lower than the contractually due payment of $215 million on March 31, 2014. As of September 30, 2012 the carrying value and fair value of GAM Notes were both $252 million. Using the discounted cash flow model at September 30, 2013 with the main inputs being the discount rate and the timing of the contractually due payments of $215 million on March 31, 2014, the fair value of the notes was $205 million.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	September 30
	2013	2012
	Level 2	Level 2
	(Dollars in Millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to interest rates(2)	—	2

Total assets at fair value	$14	$16

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$—	$28
Hedged long-term debt(3)	—	36

Total liabilities at fair value	$—	$64

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” or “Other liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” in the fiscal 2012 Consolidated Balance Sheets.

At September 30, 2013 and 2012, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.97 billion and $1.01 billion, respectively, as of September 30, 2013. The carrying value and fair value of the long-term fixed rate debt were $1.14 billion and $1.42 billion, respectively, as of September 30, 2012. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

Note K. Derivatives

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2013, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk associated with our derivative instruments existed at September 30, 2013.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot periodically enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of September 30, 2012 to manage interest rate risk. As of September 30, 2013, there were no derivatives held to manage interest rate risk.

Notional Amount
Description	Borrowing	September 30, 2013	September 30, 2012	Hedge Designation
Interest Rate Swap—Fixed to Variable(1)	Eurobond (20% of $175 million)	—	USD 35 million	Fair Value

(1)	In September 2013, the Company settled the Eurobond and related foreign currency and interest rate swaps.

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

The Company also has foreign currency exposure arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot uses short-term forward contracts to minimize the exposure to foreign currency risk.

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures.

The following table provides details of the derivatives held as of September 30, 2013 and 2012 to manage foreign currency risk.

Description	Borrowing	Notional Amount		Hedge Designation
		September 30, 2013	September 30, 2012
Cross Currency Swap	Eurobond (80% of $175 million)	—	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	—	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts(1)	N/A	USD 31 million	USD 106 million	No designation

Forward Foreign Currency Contracts(1)	N/A	—	USD 3 million	Cash Flow

(1)

Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, Czech koruna, Euro, Indian rupee and Japanese yen.

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

During fiscal 2013, 2012, and 2011, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

During fiscal 2013 and 2012, a gain of $4 million and a loss of $10 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. Both the gain and loss were recognized in earnings through Other expense within the Consolidated Statement of Operations. The 2013 gain was offset by a loss of $2 million and the 2012 loss was offset by a gain of $12 million, both from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency remeasurement exposure on the debt. Additionally, during fiscal 2013 and 2012, Cabot recognized in earnings through Other expense within the Consolidated Statement of Operations, gains of $5 million and $10 million respectively, related to its foreign currency forward contracts, which were not designated as hedges.

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

The following table provides the fair value and Consolidated Balance Sheets presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

Fair Value of Derivative Instruments	Consolidated Balance Sheet Caption	September 30, 2013	September 30, 2012
		(Dollars in millions)
Asset Derivatives
Derivatives designated as hedges Interest rate(1)	Accounts payable and accrued liabilities	$—	$2

Derivatives not designated as hedges Other(2)	Prepaid expenses and other current assets	—	1

Total Asset Derivatives		$—	$3

Liability Derivatives
Derivatives not designated as hedges Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$—	$28
Other(2)	Prepaid expenses and other current assets	—	1

Total derivatives not designated as hedges		$—	$29

Total Liability Derivatives		$—	$29

(1)

Contracts of $2 million presented on a gross basis in this table at September 30, 2012 have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

(2)

Contracts in an asset and liability position presented on a gross basis in fiscal 2012 in this table have the legal right of offset and, therefore, are presented on a net basis in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

Note L. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2013, these subsidiaries carried the operating affiliate investment of $25 million and held 20 million bolivars ($3 million) in cash.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from 4.3 bolivars to the U.S. dollar (B/$) to 6.3 B/$. Accordingly, the Company remeasured the bolivar denominated monetary accounts in its wholly owned subsidiaries at the new rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2013 through other expense within the Consolidated Statements of Operations. In fiscal 2013, the Company recognized a tax benefit of $1 million from a reduction in the deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings. The operating affiliate recognized a $1 million loss during fiscal 2013 as a result of the remeasurement of monetary assets and liabilities in bolivars and a charge of $1 million from the tax impact of the currency devaluation mainly on U.S. dollar and Euro denominated cash and receivable balances. Cabot’s share of these combined losses was approximately $1 million, which was included within the Equity in earnings of affiliated companies, net of tax line of the Consolidated Statements of Operations for fiscal 2013.

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

During fiscal 2013 and 2012, the operating affiliate declared dividends of 15 million bolivars ($3 million) and 27 million bolivars ($6 million), respectively, to the Company’s wholly owned subsidiaries, which were paid in U.S. dollars and repatriated.

The Venezuelan bolivars held by the Company’s wholly owned subsidiaries may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance. The Company closely monitors its ability to convert its bolivar holdings into U.S. dollars, as the Company intends to convert substantially all bolivars held by its wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the CADIVI official rate or opening of additional parallel markets could lead the Company to change the exchange rate and result in gains or losses on the bolivar denominated assets held by its wholly owned subsidiaries and operating affiliate.

Note M. Employee Benefit Plans

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

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot used a September 30 measurement date for all U.S. and foreign plan obligations and assets in both fiscal 2013 and 2012. Cabot is making all required contributions to these plans. The accumulated benefit obligation was $170 million for the U.S. defined benefit plans and $412 million for the foreign plans as of September 30, 2013 and $187 million for the U.S. defined benefit plans and $398 million for the foreign plans as of September 30, 2012.

In addition to benefits provided under the defined benefit and post-retirement benefit plans, the Company provides benefits under defined contribution plans. One of these plans includes an Employee Stock Ownership Plan (“ESOP”) component, which is described below. Excluding the expenses related to the ESOP, Cabot recognized expenses related to these plans of $9 million in fiscal 2013, $7 million in fiscal 2012 and $7 million in fiscal 2011.

Employee Stock Ownership Plan

Eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP. Under the ESOP, which is 100% Company funded, 108,696.645 shares of Cabot common stock are allocated to participants’ accounts at the end of each quarter. Cabot has established a minimum and maximum contribution percentage of total eligible pay. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. Compensation expense related to the ESOP based on the fair value of the shares on the date of allocation was $4 million in fiscal 2013, $5 million in fiscal 2012 and $4 million in fiscal 2011. At December 31, 2013, all shares available for distribution under the ESOP will have been allocated to participant accounts and no further contributions under the plan will be made after that date.

The following provides information about benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2013			2012		2013		2012
	Pension Benefits					Postretirement Benefits
	U.S.		Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$195		$423	$147	$236	$64	$18	$64	$15
Service cost	6		9	5	7	—	—	1	—
Interest cost	6		15	7	11	2	1	2	1
Plan participants’ contribution	—		2	—	1	—	—	—	—
Foreign currency exchange rate changes	—		—	—	5	—	(1)	—	1
(Gain) loss from changes in actuarial assumptions	(19	)(1)	12	12	38	(6)	—	1	2
Benefits paid(2)	(11)		(17)	(11)	(11)	(5)	(1)	(5)	(1)
Settlements or curtailment gain	(7)		(2)	(1)	(4)	—	—	(1)	—
Acquisition of Norit	—		—	36	140	—	—	2	—
Divestiture of CSM	—		(5)	—	—	—	—	—	—
Other	—		2	—	(1)	—	—	—	—

Benefit obligation at end of year	$170		$439	$195	$422	$55	$17	$64	$18

	Years Ended September 30
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$149	$356	$103	$197	$—	$—	$—	$—
Actual return on plan assets	17	22	23	24	—	—	—	—
Employer contribution	—	13	8	13	5	—	5	1
Plan participants’ contribution	—	2	—	1	—	—	—	—
Foreign currency exchange rate changes	—	4	—	5	—	—	—	—
Benefits paid(2)	(10)	(17)	(11)	(11)	(5)	—	(5)	(1)
Settlements	—	(1)	—	(5)	—	—	—	—
Acquisition of Norit	—	—	27	133	—	—	—	—
Divestiture of Supermetals Business	—	(3)	—	—	—	—	—	—
Expenses paid from assets	(1)	(1)	(1)	(1)	—	—	—	—

Fair value of plan assets at end of year	$155	$375	$149	$356	$—	$—	$—	$—

Funded status	$(15)	$(64)	$(46)	$(66)	$(55)	$(17)	$(64)	$(18)

Recognized liability	$(15)	$(64)	$(46)	$(66)	$(55)	$(17)	$(64)	$(18)

(1)	During fiscal 2013, the Company approved the freezing of U.S. pension plans that resulted in the remeasurement of the plans assets and liabilities. The remeasurement decreased the net pension obligation of the plan, which is included within Other Liabilities caption on the Consolidated Balance Sheets, by $19 million and increased Accumulated other comprehensive income by $13 million, net of tax. The impact to the Company’s Net periodic benefit cost was less than $1 million.
(2)	Included in this amount is $7 million that the Company paid directly to the participants in its defined benefit plans in both fiscal 2013 and 2012.

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations at September 30:

	Assumptions as of September 30
	2013		2012		2011
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.5%	3.8%	3.5%	3.6%	4.5%	4.8%
Rate of increase in compensation	3.0%	3.1%	3.5%	3.1%	3.8%	3.1%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate	3.5%	3.6%	4.5%	4.8%	4.5%	4.3%
Expected long-term rate of return on plan assets	7.8%	5.3%	7.8%	5.3%	7.8%	6.1%
Rate of increase in compensation	3.5%	3.1%	3.8%	3.2%	3.8%	3.3%

Post Retirement Assumptions and Strategy

The following assumptions were used to determine the post retirement benefit obligations at September 30:

	Assumptions as of September 30
	2013		2012		2011
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.0%	4.4%	3.3%	3.9%	4.5%	4.9%
Initial health care cost trend rate	7.5%	7.5%	8.0%	7.4%	8.5%	8.0%
Actuarial assumptions used to determine net cost during the year:
Discount rate	3.3%	3.9%	4.5%	4.9%	4.5%	4.8%
Initial health care cost trend rate	8.0%	7.4%	8.5%	7.9%	7.5%	8.0%

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

	Years Ended September 30
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$4	$—	$4	$—	$—	$—	$—
Current liabilities	—	(1)	—	(1)	(5)	—	(6)	(1)
Noncurrent liabilities	(15)	(67)	(46)	(69)	(50)	(17)	(58)	(17)

Amounts recognized in Accumulated other comprehensive income at September 30, 2013 and 2012 were as follows:

	Years Ended September 30
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial (gain) loss	$(4)	$78	$29	$77	$(3)	$3	$3	$3
Net prior service cost (credit)	—	—	1	—	(7)	—	(10)	—

Balance in accumulated other comprehensive income, pretax	$(4)	$78	$30	$77	$(10)	$3	$(7)	$3

In fiscal 2014, an estimated net loss of $3 million will be amortized from Accumulated other comprehensive income to net periodic benefit cost. In addition, amortization of estimated prior service credits of $3 million for other postretirement benefits will be amortized from accumulated other comprehensive income to net periodic benefit costs in fiscal 2014.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2014 to 2023:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2014	$12	$16	$5	$1
2015	11	17	5	1
2016	14	20	5	1
2017	13	19	5	1
2018	12	20	5	1
2019-2023	60	117	20	5

Post retirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due. The Company expects to contribute $3 million and $13 million related to its U.S. and foreign pension plans, respectively, in fiscal 2014.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2013		2012		2011		2013		2012		2011
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$6	$9	$5	$7	$5	$6	$—	$—	$1	$—	$1	$—
Interest cost	6	15	7	11	6	11	2	1	2	1	2	1
Expected return on plan assets	(10)	(18)	(9)	(13)	(8)	(13)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(3)	—	(3)	—	(3)	—
Net losses	1	4	1	3	—	3	—	—	—	—	—	—
Settlements or curtailments cost (income)	1	2	1	1	—	—	—	—	(1)	—	—	—
Other	—	—	—	—	—	2	—	—	—	—	—	—

Net periodic benefit cost	$4	$12	$5	$9	$3	$9	$(1)	$1	$(1)	$1	$—	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax are as follows:

	Years Ended September 30
	2013		2012		2011		2013		2012		2011
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net (gains) losses	$(32)	$8	$(3)	$27	$2	$1	$(6)	$—	$1	$1	$(1)	$(1)
Prior service cost	—	—	(1)	—	—	—	3	—	1	—	(2)	—
Amortization of prior service (cost) credit	—	—	—	—	—	—	—	—	3	—	4	—
Amortization of prior unrecognized loss	(2)	(4)	(1)	(3)	—	(3)	—	—	—	—	—	—
Other	—	(4)	—	1	—	—	—	—	—	—	—	—

Total other comprehensive (income) loss	$(34)	$—	$(5)	$25	$2	$(2)	$(3)	$—	$5	$1	$1	$(1)

Curtailments and settlements of employee benefit plans

In recent years, the Company incurred curtailments and settlements of certain of its employee benefit plans. Associated with these curtailments and settlements, the Company recognized a net loss of $3 million , a net loss of $1 million and a net gain of less than $1 million in fiscal 2013, 2012 and 2011, respectively.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2013 weighted-average assumed health care cost trend rate is 8.0% for U.S. plans and 7.4% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 7.5% for U.S. plans and 7.0% for foreign plans and is anticipated to be achieved during 2018 and 2016, respectively. A one percentage point change in the 2013 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$3	$—	$(2)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2013 and 2012, by asset category are as follows:

	Pension Assets
	September 30
	2013		2012
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	63%	41%	62%	39%
Debt securities	37%	54%	38%	56%
Cash and other securities	—	5%	—	5%

Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plans is 65% in equity and 35% in fixed income and for the foreign plans is 39% in equity, 55% in fixed income, 2% in real estate and 4% in cash and other securities.

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

The fair value of the Company’s pension plan assets at September 30, 2013 and 2012 by asset category is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	2013			2012		Total
Asset Category:
Cash	$2	$1	$3	$4	$1	$5
Direct investments:		—
U.S. equity securities	21	—	21	19	—	19
Non-U.S. equity securities	—	—	—	5	—	5
Non-U.S. government bonds	52	—	52	50	—	50
Non-U.S. corporate bonds	—	—	—	11	—	11

Total direct investments	$73	$—	$73	$85	$—	$85
Investment funds:
Equity funds(1)	132	101	233	97	108	205
Fixed income funds(2)	93	111	204	66	126	192
Real estate funds(3)	—	1	1	—	2	2
Common and collective investment trust funds(4)	—	1	1	—	—	—
Money market funds	3	—	3	1	—	1
Other	—	—	—	4	—	4

Total investment funds	$228	$214	$442	$168	$236	$404
Alternative investments:
Insurance contracts(5)	—	12	12	—	10	10
Other	—	—	—	—	1	1

Total alternative investments	—	$12	$12	$—	$11	$11

Total pension plan assets	$303	$227	$530	$257	$248	$505

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

Note N. Stock-Based Compensation

The Company has established equity compensation plans that provide stock-based compensation to eligible employees. The 2009 Long-Term Incentive Plan (the “2009 Plan”), which was approved by Cabot’s stockholders on March 12, 2009 and amended on March 8, 2012, authorizes the issuance of approximately 8.9 million shares of common stock. This is the Company’s only equity incentive plan under which awards may currently be made to employees, although some awards made under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) remain outstanding at September 30, 2013.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The awards made in fiscal 2013, 2012 and 2011 under the 2009 Plan consist of grants of stock options, time-based restricted stock units, performance-based restricted stock units, and restricted stock units that will be settled in cash. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and expire ten years after grant. The restricted stock units vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

As of September 30, 2013, there were 42,304 outstanding time-based and performance-based restricted stock units which will be settled by the payment of cash. Compensation expense related to these awards is remeasured throughout the vesting period and until ultimate settlement of the award. Cumulative compensation and the associated liability is recorded equal to the fair value of Cabot common stock multiplied by the applicable vesting percentage. The Company recorded liabilities associated with these cash settled awards of $1 million at both September 30, 2013 and 2012.

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

Stock-based employee compensation expense was $8 million, $10 million and $10 million, after tax, for fiscal 2013, 2012 and 2011, respectively. The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2013, 2012 and 2011 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	2013	2012	2011
	(Dollars in millions)
Cost of sales	$4	$5	$5
Selling and administrative expenses	7	9	9
Research and technical expenses	1	1	1

Stock-based compensation expense	12	15	15
Income tax benefit	(4)	(5)	(5)

Net stock-based compensation expense	$8	$10	$10

As of September 30, 2013, Cabot has $10 million, $3 million and less than $1 million of total unrecognized compensation cost related to unvested restricted stock units, unvested options and unvested restricted stock, respectively, granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.2 years, 0.9 years and 0.4 years for unvested restricted stock units, unvested options and the unvested restricted stock, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option, restricted stock, and restricted stock unit activity in the equity incentive plans for fiscal 2013:

	Stock Options			Restricted Stock		Restricted Stock Units
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2012	1,579	$24.17	$7.37	2	$9.56	1,231	$30.28
Granted	301	35.25	12.46	—	—	417	35.28
Performance-based adjustment(2)	—	—	—	—	—	(142)	34.43
Exercised / Vested(3)	(245)	19.10	4.77	(1)	9.56	(440)	23.84
Cancelled / Forfeited	(12)	32.04	7.30	—	—	(27)	32.43

Outstanding at September 30, 2013	1,623	26.93	8.71	1	9.56	1,039	34.39

Exercisable at September 30, 2013	1,029	22.63

Exercisable and expected to vest(4)	1,611	26.87

(1)

The number “Granted” represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)

Represents the incremental number of shares cancelled upon vesting of outstanding performance-based restricted stock units, based on the Company achieving performance at a level less than target under the 2013 performance targets.

(3)

“Exercised / Vested” includes 160,740 Restricted Stock Units and 379 shares of restricted stock that vested during the year ended September 30, 2013 but were withheld at the request of the award recipient to cover withholding taxes associated with the vesting. The units were added back to the shares available for future issuance under our 2009 Long-Term Incentive Plan.

(4)	Stock options exercisable and expected to vest in the future, net of estimated forfeitures.

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2013:

	Total Options Outstanding	Exercisable Options	Exercisable and Expected to Vest
Aggregate Intrinsic Value (in millions)	$26	$21	$26
Weighted Average Remaining Contractual Term (in years)	7.0	6.2	7.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $42.71 on September 30, 2013, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

The intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $5 million, $9 million and $3 million respectively, and the Company received cash of $5 million, $9 million and $4 million, respectively, from these exercises.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2013, 2012 and 2011 was $12.46, $11.64, and $12.09 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2013	2012	2011
Expected stock price volatility	46%	45%	43%
Risk free interest rate	0.9%	1.3%	1.8%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$0.80	$0.72	$0.72

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The estimated weighted average grant date fair values of restricted stock unit awards granted during fiscal 2013, 2012 and 2011 was $35.28, $33.15 and $34.76, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) that vested during fiscal 2013, 2012 and 2011 were $16 million, $1 million and less than $1 million, respectively.

Restricted Stock

The fair value of restricted stock awards is derived by calculating the difference between the share price and the purchase price at the date of the grant. There were no restricted stock awards granted during fiscal 2013, 2012 or 2011. The intrinsic value of restricted stock that vested during fiscal 2013, 2012 and 2011 was less than $1 million, less than $1 million and $27 million, respectively.

Supplemental Retirement Savings Plan

Cabot’s Supplemental Retirement Savings Plan (“SRSP”) provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal

Revenue Code prevent them from receiving all of the Company matching and ESOP contributions that would otherwise be provided under the qualified Retirement Savings Plan. The SRSP is non-qualified and unfunded. Contributions under the SRSP are treated as if invested in Cabot common stock. The majority of the distributions made under the SRSP are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 133,000 and 110,000 shares of Cabot common stock as of September 30, 2013 and 2012, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2013 and 2012, is reflected in other long-term liabilities and marked-to-market quarterly.

Note O. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Cost of sales	$28	$13	$16
Selling and administrative expenses	7	2	2
Research and technical expenses	2	—	—

Total	$37	$15	$18

Restructuring expenses are not reflected in the results of any reportable segments, as management does not consider these activities to be representative of ongoing operating segment results.

Details of these restructuring activities and the related reserves for fiscal 2013 and 2012 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2011	$9	$—	$—	$—	$2	$11
Charges	3	3	7	(1)	3	15
Costs charged against assets	—	—	(7)	(3)	—	(10)
Proceeds from sale	—	—	—	4	—	4
Cash paid	(10)	(2)	—	—	(2)	(14)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)

Reserve at September 30, 2012	$2	$1	$—	$—	$2	$5
Charges	13	1	19	—	4	37
Costs charged against assets	—	—	(19)	—	(2)	(21)
Cash paid	(8)	—	—	—	(3)	(11)

Reserve at September 30, 2013	$7	$2	$—	$—	$1	$10

Closure of Port Dickson, Malaysia Manufacturing Facility

On April 26, 2013, the Company announced that the Board of its joint venture carbon black company, Cabot Malaysia Sdn. Bhd. (“CMSB”), decided to cease carbon black production at its Port Dickson, Malaysia facility. The facility ceased production in June 2013. The Company holds a 51 percent equity share in

CMSB. The decision, which affects approximately 90 carbon black employees, was driven by the facility’s manufacturing inefficiencies and raw materials costs.

During fiscal 2013, the consolidated joint venture has recorded pre-tax restructuring costs of approximately $18 million comprised mainly of impairment of assets at the facility and accelerated depreciation of approximately $15 million, severance charges of approximately $2 million and site demolition, clearing and environmental remediation charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the non-controlling interest in its subsidiaries. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49%) are recorded within Net income attributable to noncontrolling interests in the Consolidated Statement of Operations.

The Company expects that the majority of actions related to closure of the plant will be completed in fiscal 2014 and result in total pre-tax charges to the consolidated joint venture of approximately $24 million. The expected charges are comprised of asset impairments and accelerated depreciation of $16 million, site demolition, clearing and environmental remediation of $6 million and severance charges of $2 million.

Cumulative net cash outlays related to this plan are expected to be approximately $8 million comprised primarily of $6 million for site demolition, clearing and environmental remediation, and $2 million for severance. Through fiscal 2013, CMSB has made approximately $1 million in cash payments related to this plan related mainly to severance. CMSB expects to make net cash payments of $6 million during fiscal 2014 and thereafter for site demolition, clearing and environmental remediation and $1 million related to severance. These amounts exclude any potential proceeds that may be received from the sale of land or other manufacturing assets.

As of September 30, 2013, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure which is mainly comprised of accrued severance charges.

Closure of Hong Kong, China Manufacturing Facility

In March 2012, the Company ceased manufacturing operations at its specialty compounds plant in Hong Kong and moved these operations primarily to its facility in Tianjin, China, which impacted 64 employees.

The Company has recorded pre-tax charges of $1 million and $6 million related to this plan in fiscal 2013 and 2012, respectively, comprised mainly of accelerated depreciation, severance and other closure related charges. No further material charges are expected as closure related activities are substantially complete.

Through September 30, 2013, Cabot has made cash payments of approximately $2 million, comprised primarily of severance and other charges. The Company expects to make net cash payments of less than $1 million in fiscal 2014. These amounts exclude any potential cash to be received on the sale of land rights.

As of September 30, 2013, Cabot has less than $1 million of accrued severance charges in the Consolidated Balance Sheet related to this site closure.

Other Activities

The Company has recorded pre-tax charges of approximately $15 million, $1 million and $5 million in fiscal 2013, 2012 and 2011, respectively, related to restructuring costs at other locations. Fiscal 2013 charges are comprised of $10 million severance, $3 million accelerated depreciation and asset write-offs, and $2 million of other expenses. Fiscal 2012 and 2011 are comprised mainly of severance charges. The Company anticipates recording additional charges of $7 million during fiscal 2014 and thereafter, comprised mainly of accelerated depreciation and site demolition, clearing and environmental remediation.

Through September 30, 2013, Cabot has made cash payments of $11 million related to these activities and expects to pay $8 million in fiscal 2014 and thereafter for severance, site demolition, clearing and environmental remediation and other post close operating costs at the impacted locations. As of September 30, 2013, Cabot has $5 million of accrued severance costs in the Consolidated Balance Sheet related to these activities.

Previous Actions and Sites Pending Sale

In prior years, the Company entered into different restructuring plans which have been substantially completed pending the sale of former manufacturing sites in Thane, India and Stanlow, U.K. The Company has incurred total cumulative pre-tax charges of approximately $154 million related to these plans as of September 30, 2013 comprised of $65 million for severance charges, $60 million for accelerated depreciation and asset impairments, $11 million for environmental, demolition and site clearing costs, and $19 million of other charges partially offset by $1 million gain on sale of assets. These amounts do not include any potential gain that will be recorded if the Company successfully sells its land rights and certain other manufacturing related assets in India or land in the U.K.

Restructuring expenses related to these plans were $2 million, $8 million and $13 million in fiscal 2013, 2012, and 2011, respectively. Fiscal 2013 restructuring charges from these activities mainly related to severance and impairment charges, while restructuring charges for these plans in fiscal 2012 were comprised of $3 million for environmental, demolition and site clearing costs, $2 million for accelerated depreciation and asset impairments, $1 million for severance and employee benefits, and $3 million for other post-close costs, partially offset by $1 million gain on the sale of the specialty compounds manufacturing facility in Grigno, Italy. Restructuring charges in fiscal 2011 related to these actions were comprised of $3 million for environmental, demolition and site clearing costs, $3 million for accelerated depreciation and asset impairments, $3 million for severance and employee benefits, and $4 million for other post-close costs.

Through September 30, 2013, Cabot has made net cash payments of $82 million related to these plans and expects to pay an additional $4 million in fiscal 2014 and thereafter. These amounts do not include any potential proceeds that will be received if the Company successfully sells its land rights and certain other manufacturing related assets in India or land in the U.K.

As of September 30, 2013, Cabot has $4 million of accrued environmental, severance, and other costs in the Consolidated Balance Sheet related to these activities.

Note P. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Years Ended September 30
	2013	2012	2011
	(In millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$153	$388	$236
Less: Dividends and dividend equivalents to participating securities	—	—	1
Less: Undistributed earnings allocated to participating securities(1)	1	3	2

Earnings allocated to common shareholders (numerator)	$152	$385	$233

Weighted average common shares and participating securities outstanding	64.4	64.0	65.4
Less: Participating securities(1)	0.6	0.6	0.8

Adjusted weighted average common shares (denominator)	63.8	63.4	64.6

Per share amounts—basic:
Income from continuing operations attributable to Cabot Corporation	$2.34	$2.87	$2.80
Income from discontinued operations	0.04	3.20	0.82

Net income attributable to Cabot Corporation	$2.38	$6.07	$3.62

Diluted EPS:
Earnings allocated to common shareholders	$152	$385	$233
Plus: Earnings allocated to participating securities	1	3	3
Less: Adjusted earnings allocated to participating securities(2)	(1)	(3)	(3)

Earnings available to common shares (numerator)	$152	$385	$233

Adjusted weighted average common shares outstanding	63.8	63.4	64.6
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.8	0.8

Adjusted weighted average common shares (denominator)	64.5	64.2	65.4

Per share amounts—diluted:
Income from continuing operations attributable to Cabot Corporation	$2.32	$2.83	$2.77
Income from discontinued operations	0.04	3.16	0.80

Net income attributable to Cabot Corporation	$2.36	$5.99	$3.57

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2013	2012	2011
	( Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$153	$388	$236
Less: Dividends declared on common stock	51	49	46
Less: Dividends and dividend equivalents to participating securities	—	—	1

Undistributed earnings	$102	$339	$189

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$101	$336	$187
Undistributed earnings allocated to participating securities	1	3	2

Undistributed earnings	$102	$339	$189

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2013, 2012 and 2011, 301,328, 395,532 and 253,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note Q. Income Taxes

Income (loss) from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years ended September 30
	2013	2012	2011
	(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$35	$13	$(25)
Foreign	170	232	228

Total	$205	$245	$203

Tax provision (benefit) for income taxes consisted of the following:

	Years ended September 30
	2013	2012	2011
	(Dollars in millions)
U.S. federal and state:
Current	$(3)	$(1)	$(7)
Deferred	(8)	(8)	(51)

Total	(11)	(9)	(58)

Foreign:
Current	70	62	57
Deferred	(1)	2	7

Total	69	64	64

Total U.S. and foreign	$58	$55	$6

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years ended September 30
	2013	2012	2011
	(Dollars in millions)
Computed tax expense at the federal statutory rate	$72	$86	$70
Foreign income:
Impact of taxation at different rates, repatriation and other	(27)	(29)	(29)
Impact of credit for extraordinary repatriation	—	—	(24)
Impact of investment incentive credits	(1)	—	(2)
Impact of foreign losses for which a current tax benefit is not available	9	5	6
Impact of non-deductible net currency losses	18	—	—
U.S. and state benefits from research and experimentation activities	(4)	(2)	(3)
Tax audit settlements	(6)	(2)	(12)
Reversal of state tax valuation allowance	—	(8)	—
Permanent and other differences	(4)	5	—
State taxes, net of federal effect	1	—	—

Total	$58	$55	$6

Significant components of deferred income taxes were as follows:

	September 30
	2013	2012
	(Dollars in millions)
Deferred tax assets:
Deferred expenses	$29	$13
Other	28	36
Pension and other benefits	71	84
Net operating loss carry-forwards	187	194
Foreign tax credit carry-forwards	49	12
R&D credit carry-forwards	28	27
Other business credit carry-forwards	32	31

Subtotal	424	397
Valuation allowances	(166)	(169)

Total deferred tax assets	$258	$228

	September 30
	2013	2012
	(Dollars in millions)
Deferred tax liabilities:
Intangible assets	$(28)	$(10)
Inventory	—	(2)
Property, plant and equipment	(149)	(141)
Unremitted earnings of non-U.S. subsidiaries	—	(11)

Total deferred tax liabilities	$(177)	$(164)

Beginning in fiscal year 2013, Cabot presented gross deferred tax assets and liabilities on a jurisdictional basis for major balance sheet captions. Previously, Cabot presented such amounts separately by jurisdiction on an asset grouping basis. The fiscal 2012 presentation has been changed to conform to Cabot’s current presentation.

In the fiscal 2013 tax provision, Cabot recorded $3 million of net tax charges including a $13 million foreign currency charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation credit, and other miscellaneous tax items.

In the fiscal 2012 tax provision, Cabot recorded $11 million of net tax benefits including an $8 million state tax benefit from the release of a valuation allowance and $3 million related to settlements and other miscellaneous tax items.

In the fiscal 2011 tax provision, Cabot recorded $38 million net tax benefits including $24 million from the repatriation of high taxed income and $14 million related to tax settlements, the renewal of the U.S. research and experimentation credit, and investment incentive tax credits.

Approximately $807 million of net operating loss carryforwards (“NOLs”) and $108 million of other tax credit carryforwards remain at September 30, 2013. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2014 to 2020	$391	$18
2021 and thereafter	83	70
Indefinite carry-forwards	333	20

Total	$807	$108

As of September 30, 2013, provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $1.18 billion of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses not only operational needs but also future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely invested amounts change because of certain unique circumstances. For example, in 2011, the Company remitted certain high taxed earnings that had previously been considered indefinitely reinvested in order to preserve a tax benefit in advance of a tax law change. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

As of September 30, 2013, Cabot has net deferred tax assets of $81 million, $63 million of which are in the U.S. Management believes that the Company’s history of generating domestic profits provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. U.S. income from continuing operations adjusted for U.S. permanent differences was a profit of $70 million for the year ended September 30, 2013 and was a cumulative profit of $243 million for the three years ended September 30, 2013 including dividends from non-U.S. subsidiaries.

Realization of deferred tax assets is dependent on achieving future taxable income over an extended period of time. As of September 30, 2013, the Company would need to generate approximately $180 million in cumulative future U.S. taxable income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the recoverability of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2013 and 2012 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance decreased by $3 million in 2013 due to the expiration and utilization of net operating carryforwards in certain tax jurisdictions. The valuation allowance increased by $31 million and $12 million in fiscal years 2012 and 2011, respectively, due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses generated or acquired that are included in deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2013, the total amount of unrecognized tax benefits was $50 million, of which $34 million was recorded in the Company’s Consolidated Balance Sheet and $16 million of deferred tax assets, principally related to state net operating loss carry-forwards, have not been recorded. In addition, accruals of $2 million and $14 million have been recorded for penalties and interest, respectively, as of September 30, 2013 and $3 million and $15 million, respectively, as of September 30, 2012. Total penalties and interest recorded in the tax provision in the Consolidated Statement of Operations was $3 million in each of fiscal years 2013, 2012, and 2011. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $39 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2013, 2012 and 2011 is as follows:

	Years ended September 30
	2013	2012	2011
	(Dollars in millions)
Balance at beginning of the year	$55	$65	$75
Additions based on tax provisions related to the current year	1	4	2
Additions for tax positions of prior years	2	—	1
Reductions for tax provisions of prior years	(5)	(10)	(2)
Reductions related to settlements	—	—	(4)
Reductions from lapse of statute of limitations	(3)	(4)	(7)

Balance at end of the year	$50	$55	$65

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years generally remain subject to examination by the IRS and various tax years from 2004 through 2012 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2001 through 2012 remain subject to examination by their respective tax authorities. As of September 30, 2013 Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Note R. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2013, 2012 and 2011 totaled $23 million, $15 million and $19 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2014	$22
2015	18
2016	14
2017	9
2018	8
2019 and thereafter	29

Total future minimum rental commitments	$100

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2013, 2012 and 2011 are as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Reinforcement Materials	$371	$312	$340
Performance Materials	34	47	18
Purification Solutions(1)	34	4	N/A
Advanced Technologies	—	6	—
Other	2	1	—

Total	$441	$370	$358

(1)	The year ended September 30, 2012 includes two months of purchases for Norit.

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $150 million, $116 million and $134 million during fiscal 2013, 2012 and 2011, respectively, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2013 and 2012, were $11 million and $13 million, respectively.

The purchase commitments for Reinforcement Materials, Performance Materials, Purification Solutions and Advanced Technologies covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$326	$293	$226	$183	$178	$2,793	$3,999
Performance Materials	42	37	33	25	25	226	388
Purification Solutions	28	15	10	10	9	17	89
Advanced Technologies	2	2	1	1	1	1	8

Total	$398	$347	$270	$219	$213	$3,037	$4,484

The dollar value of these commitments has been estimated using current market prices. As noted above, these will fluctuate based on time of purchase.

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements with customers, Cabot has provided indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities vary, and in many cases are indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides individual and aggregate stop-loss protection. The aggregate self-insured liability in fiscal 2013 for combined U.S. third-party liabilities and U.S. workers’ compensation was $6 million, and the retention for medical costs in the United States is at most $225,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2013 and 2012, Cabot had $5 million and $7 million, respectively, on a discounted and undiscounted basis, reserved for environmental matters primarily related to divested businesses. In fiscal 2013 and 2012, there was $2 million and $3 million in accrued liabilities and $3 million and $4 million in other liabilities, respectively, in the Consolidated Balance Sheets for environmental matters. These amounts represent Cabot’s best estimates of the probable costs likely to be incurred by Cabot at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Almost all of our reserves relate to environmental issues that are mature and have been investigated and studied, and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that we could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were less than $1 million, $3 million, and $1 million in fiscal 2013, 2012 and 2011, respectively. Cash payments were $2 million in each of fiscal 2013, 2012 and 2011 related to these environmental matters.

The operation and maintenance component of the $5 million reserve for environmental matters was $3 million at September 30, 2013. Cabot expects to make payments of $2 million in fiscal 2014, less than $1 million in each of fiscal 2015 through fiscal 2018, and a total of less than $1 million thereafter.

When deemed appropriate, the Company discounts its liability for environmental matters. A weighted average risk free rate of 3% was used for the environmental liability at September 30, 2013. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected period of cash flows. The accreted interest expense was less than $1 million for each of fiscal 2013, 2012 and 2011.

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the United States. The Consent Decree will become effective once a public comment period has expired and it has been approved by the U.S. District Court for the Western District of Louisiana. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot will pay a combined $975,000 civil penalty to EPA and LDEQ, and fund $450,000 in environmental mitigation projects in the three communities where the plants are located and install technology controls for sulfur dioxide and nitrogen oxide. The Company expects that the capital costs to install these controls will total approximately $85 million and will be incurred over approximately six and one-half years. In addition, Cabot has agreed to certain best management practices (“BMPs”) to control emissions of particulate matter at the three locations.

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

As of both September 30, 2013 and 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the net present value of the share of these liabilities that reflect Cabot’s period of direct manufacture and Cabot’s contractual obligations. Based on the HR&A estimates, Cabot has recorded on a discounted basis an $11 million reserve ($15 million on an undiscounted basis) to accrue for its estimated share of liability for pending and future respirator claims. The Company made payments related to its respirator liability of $2 million in fiscal 2013, $2 million in fiscal 2012 and $5 million in fiscal 2011.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group, and (x) a determination that the assumptions that were used to estimate the Company’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

The $11 million liability for respirator claims is recognized on a discounted basis using a discount rate of 5%, which represents management’s best estimate of the risk free rate to apply to the cash flow payments of the liability that are projected through 2065. The total expected aggregate undiscounted amount of future payments is $15 million. Cabot estimates payments of approximately $2 million in each of fiscal 2014 and 2015, $1 million in each of fiscal 2016, 2017 and 2018, and a total of $8 million in fiscal 2019 through 2065. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was less than $1 million in fiscal 2013. If the timing of Cabot’s actual payments made for respirator claims differs significantly from the Company’s estimated payment schedule, and the Company determines that it can no longer reasonably predict the timing of such payments, Cabot then could be required to record the reserve amount on an undiscounted basis on its consolidated balance sheets, causing an immediate impact to earnings.

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

Note S. Concentration of Credit Risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. Financial instruments that subject Cabot to credit risk consist principally of cash and cash equivalents, investments, trade receivables, notes receivable from sale of business ($214 million) and derivatives. Cabot maintains financial instruments with major banks and financial institutions. The Company has not experienced any material credit losses related to these instruments held at these financial institutions. Furthermore, concentrations of credit risk exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

No customer individually represented 10% or more of consolidated net sales for fiscal 2013, 2012 and 2011.

Tire manufacturers comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers as a group are as follows:

	September 30
	2013	2012
	(Dollars in millions)
Tire manufacturers	$298	$346

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to manage potential credit losses.

Note T. Financial Information by Segment & Geographic Area

Segment Information

The Company identifies a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The Company has determined that all of its businesses are operating segments. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.

The Company has four reportable segments: Reinforcement Materials, Performance Materials, Advanced Technologies and Purification Solutions. Reinforcement Materials represents our Rubber Blacks Business. Purification Solutions represents our Activated Carbon Business. Performance Materials is an aggregation of the Specialty Carbon and Compounds and Fumed Metal Oxides Businesses, which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods.

The Company has combined and disclosed five of its operating segments (Specialty Fluids, Inkjet, Aerogel, Elastomer Composites and Security Materials) into an other segment labeled “Advanced Technologies”.

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by the reportable segment table below on the line entitled Income (loss) from continuing operations before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in net income of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties paid by equity affiliates, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs. Segment assets exclude cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets, which are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities) and property, plant and equipment.

Reinforcement Materials

Rubber blacks are used in tires and industrial products. These products have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product.

Performance Materials

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds Business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides Business). The net sales from each of these businesses for fiscal 2013, 2012 and 2011 are as follows:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Specialty Carbons and Compounds	$622	$664	$626
Fumed Metal Oxides	282	250	254

Total Performance Materials	$904	$914	$880

Cabot’s specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide formulation flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, Cabot manufactures and sources thermoplastic concentrates and compounds that are marketed to the plastics industry.

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

Advanced Technologies

The net sales from each of the Advanced Technologies businesses are as follows::

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Inkjet Colorants	$64	$66	$65
Aerogel	21	18	24
Security Materials	7	9	11
Elastomer Composites	29	23	17
Specialty Fluids	101	94	69

Total Advanced Technologies	$222	$210	$186

The Inkjet Colorants Business produces and sells aqueous inkjet colorants primarily to the inkjet printing market. The Company’s inkjet colorants are high-quality pigment-based black and color dispersions based on Cabot’s patented surface modification technology. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma), sharp print characteristics and durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorants serve various inkjet printing applications, including small office and home office, corporate office, and commercial printing, as well as other niche applications that require a high level of dispersibility and colloidal stability. The Company also sells inks with its pigment based colorant dispersions into the emerging commercial printing segment for digital print.

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the building and construction industry, the product is used in insulative sprayable plasters and composite building products, as well as translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. These applications include incorporation of aerogel into highly thermal insulative coatings formulations for safe touch and improved energy efficiency. The Company continues to focus on application and market development activities for use of aerogel in these and other new applications.

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

The Elastomer Composites Business has developed elastomer composite products that are compounds of natural latex rubber and carbon black made by a patented liquid phase process. These compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. These products are targeted primarily for tire applications.

The Specialty Fluids Business principally produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products. Income from continuing operations before taxes for the Specialty Fluids Business was $46 million, $44 million, and $22 million in fiscal 2013, 2012, and 2011, respectively. Total assets were $110 million, $111 million, and $101 million in fiscal years 2013, 2012 and

2011, respectively. Capital expenditures were $5 million, $5 million, and $3 million in fiscal years 2013, 2012 and 2011, respectively. Depreciation and amortization was $2 million for fiscal years 2013, 2012, and 2011. There was no equity in earnings of affiliated companies related to the Specialty Fluids Business for fiscal years 2013, 2012, and 2011.

Purification Solutions

The Company’s activated carbon products are typically used for the purification of water, air, food and beverages, pharmaceuticals and other liquids and gases, as either a colorant or a decoloring agent in the production of products for food and beverage applications and as a chemical carrier in slow release applications. In gas and air applications, one of the uses of activated carbon is for the removal of mercury in flue gas streams. In certain applications, used activated carbon can be reactivated for further use by removing the contaminants from the pores. In addition to activated carbon production and reactivation, the Company also provides activated carbon solutions through on-site equipment and services, including delivery systems for activated carbon injection in coal-fired utilities, mobile water filter units and carbon reactivation services. Fiscal 2013 Purification Solutions Segment EBIT includes an allocation of corporate administrative and functional support costs. In the prior year, these allocations were reflected in unallocated corporate costs and other segment results.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions		Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30
2013
Revenues from external customers(2)	$1,902	$904	$222		$348	$3,376	$87	$3,463
Depreciation and amortization	81	49	10		54	194	(4)	190
Equity in earnings of affiliated companies	9	2	—		4	15	(4)	11
Income (loss) from continuing operations before taxes(3)	188	132	68		(4)	384	(179)	205
Assets(4)	1,512	688	198		1,388	3,786	447	4,233
Total expenditures for additions to long-lived assets(5)	172	46	5		38	261	3	264
2012
Revenues from external customers(2)	$2,019	$914	$210		$61	$3,204	$96	$3,300
Depreciation and amortization	82	47	13		8	150	6	156
Equity in earnings of affiliated companies	9	1	—		1	11	—	11
Income (loss) from continuing operations before taxes(3)	227	128	49		5	409	(164)	245
Assets(4)	1,527	717	209		1,433	3,886	513	4,399
Total expenditures for additions to long-lived assets(5)	163	87	16		350	616	6	622
2011
Revenues from external customers(2)	$1,952	$880	$186	$	N/A	$3,018	$84	$3,102
Depreciation and amortization	80	37	14		N/A	131	8	139
Equity in earnings of affiliated companies	7	1	—		N/A	8	—	8
Income (loss) from continuing operations before taxes(3)	183	140	31		N/A	354	(151)	203
Assets(4)	1,509	661	191		N/A	2,361	780	3,141
Total expenditures for additions to long-lived assets(5)	126	99	10		N/A	235	6	241

(1)

Unallocated and other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)

Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, the impact of the corporate adjustment for unearned revenue and Notes receivable. See table below:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Royalties paid by equity affiliates, other operating revenues, the impact of the corporate adjustment for unearned revenue, unconsolidated equity affiliates and discounting charges for certain Notes Receivable	$5	$11	$(2)
Shipping and handling fees	82	85	86

Total	$87	$96	$84

(3)	Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2013	2012	2011
	(Dollars in millions)
Interest expense	$(62)	$(46)	$(39)
Total certain items, pre-tax(a)	(56)	(51)	(19)
Equity in earnings of affiliated companies, net of tax(b)	(11)	(11)	(8)
Unallocated corporate costs(c)	(49)	(56)	(53)
General unallocated expense(d)	(1)	—	(32)

Total	$(179)	$(164)	$(151)

(a)

Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for fiscal 2013 primarily include $37 million related to global restructuring activities, $21 million for acquisition related charges (consisting of $10 million for certain other one-time integration costs and $11 million of additional charges related to acquisition accounting adjustments for the acquired inventory) and $1 million for environmental reserves offset by $3 million of certain foreign currency gains recorded by foreign subsidiaries. Certain items, pre-tax, for fiscal 2012 primarily include $17 million related to global restructuring activities, $26 million for acquisition related charges (consisting of $14 million of legal and professional fees, $3 million for certain other one-time integration costs and $9 million of additional charges related to acquisition accounting adjustments for the acquired inventory), $4 million for environmental and legal reserves, and a $4 million addition in the reserve for respirator claims. Certain items, pre-tax, for fiscal 2011 primarily include charges for global restructuring activities discussed in Note O.

(b)	Equity in earnings of affiliated companies, net of tax, is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.
(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
(d)

General unallocated expense consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions segment EBIT. Additionally, for fiscal 2011, this amount included a $3 million charge related to a change in the net worth tax regulations in Colombia, and $3 million related to a portion of the benefit from a legal judgment.

(4)	Unallocated and Other assets includes cash, marketable securities, cost investments, income taxes receivable, deferred taxes, headquarters’ assets, and current and non-current assets held for sale.
(5)	Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities) and property, plant and equipment.

Geographic Information

Sales are attributed to the United States and to all foreign countries based on the location from which the sale originated. Revenues from external customers and long-lived assets attributable to an individual country, other than the United States, China and Netherlands, were not material for disclosure.

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	China	Netherlands	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2013
Revenues from external customers	$825	$558	$224	$1,856	$3,463
Net property, plant and equipment	$493	$385	$211	$516	$1,605
2012
Revenues from external customers	$695	$543	$131	$1,931	$3,300
Net property, plant and equipment	$486	$305	$208	$553	$1,552
2011
Revenues from external customers	$589	$554	$115	$1,844	$3,102
Net property, plant and equipment	$233	$274	$45	$484	$1,036

Note U. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2013 and 2012 are summarized below:

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2013
Consolidated Net Income
Net sales and other operating revenues	$820	$842	$903	$898	$3,463

Gross profit	147	144	177	168	636
Selling and administrative expenses	73	77	73	76	299
Research and technical expenses	19	18	18	19	74

Income from operations	55	49	86	73	263
Net interest expense and other charges	(14)	(13)	(13)	(18)	(58)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	41	36	73	55	205
Provision for income taxes	(19)	(16)	(16)	(7)	(58)
Equity in earnings of affiliated companies, net of tax	3	3	3	2	11
Income from discontinued operations, net of tax	(1)	—	2	1	2

Net income	24	23	62	51	160
Net income attributable to noncontrolling interests, net of tax	4	(4)	3	4	7

Net income attributable to Cabot Corporation	$20	$27	$59	$47	$153

Income per share—basic:
Income from continuing operations	$0.33	$0.43	$0.86	$0.72	$2.34
Income from discontinued operations	(0.02)	—	0.04	0.02	0.04

Net income attributable to Cabot Corporation	$0.31	$0.43	$0.90	$0.74	$2.38

Income per share—diluted:
Income from continuing operations	$0.33	$0.42	$0.86	$0.71	$2.32
Income from discontinued operations	(0.02)	—	0.04	0.02	0.04

Net income attributable to Cabot Corporation	$0.31	$0.42	$0.90	$0.73	$2.36

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2012
Consolidated Net Income
Net sales and other operating revenues	$762	$844	$846	$848	$3,300

Gross profit	143	173	175	157	648
Selling and administrative expenses	65	66	68	86	285
Research and technical expenses	17	20	17	19	73

Income from operations	61	87	90	52	290
Net interest expense and other charges	(6)	(11)	(12)	(16)	(45)

Income from continuing operations before taxes and equity earnings of affiliated companies	55	76	78	36	245
Provision for income taxes	(16)	(23)	(16)	—	(55)
Equity in earnings of affiliated companies	1	3	4	3	11
Income from discontinued operations, net of tax	11	189	4	1	205

Net income	51	245	70	40	406
Net income attributable to noncontrolling interests, net of tax	5	5	4	4	18

Net income attributable to Cabot Corporation	$46	$240	$66	$36	$388

Income per share—basic:
Income from continuing operations	$0.55	$0.80	$0.97	$0.55	$2.87
Income from discontinued operations	0.17	2.94	0.07	0.02	3.20

Net income attributable to Cabot Corporation	$0.72	$3.74	$1.04	$0.57	$6.07

Income per share—diluted:
Income from continuing operations	$0.55	$0.78	$0.96	$0.54	$2.83
Income from discontinued operations	0.16	2.92	0.06	0.02	3.16

Net income attributable to Cabot Corporation	$0.71	$3.70	$1.02	$0.56	$5.99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2013 of the Company and our report dated November 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 27, 2013

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2013.

Cabot’s internal control over financial reporting as of September 30, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock, and information relating to the security ownership of our management required by this item will be included in our Proxy Statement and is incorporated herein by reference

The following table provides information as of September 30, 2013 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2009 Long-Term Incentive Plan and the Non-Employee Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise and vesting of options and restricted stock units (a)(1)	Weighted-average exercise price of outstanding options (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,777,961	$26.93	3,616,781
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 1,635,369 shares issuable upon exercise of outstanding stock options, (ii) 579,062 shares issuable upon vesting of time-based restricted stock units, (iii) 252,534 shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the 2011 awards, the first two years within the three-year performance period of the 2012 awards, and the first year within the three-year performance period of the 2013 awards; and (iv) 310,997 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2012 awards and years two and three of the 2013 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 207,331 shares would be issuable for year three of the 2012 awards and years two and three of the 2013 awards.
(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units which do not have an exercise price.
(3)

Of these shares, (i) 3,475,509 shares remain available for future issuance under our 2009 Long-Term Incentive Plan, and (ii) 141,272 remain available for future issuance under our Non-Employee Directors’ Stock Compensation Plan.

The other information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item	15. Exhibits, Financial Statement Schedules

(a)	Financial Statements. See “Index to Financial Statements” under Item 8 on page 48 of this Form 10-K.

(b)	Exhibits. (Certain exhibits not included in copies of the Form 10-K sent to stockholders.)

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. Cabot will furnish to any stockholder, upon written request, any exhibit listed below, upon payment by such stockholder of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit Number	Description

3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 9, 2011 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2011, file reference 1-5667, filed with the SEC on November 29, 2011).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

4(a)(vii)	Second Supplemental Indenture, dated as of July 12, 2012 between Cabot Corporation, as Issuer, and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 21, 2009 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated July 9, 2012, file reference 1-5667, filed with the SEC on July 12, 2012).

Exhibit Number	Description

10(a)(i)	Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(a)(ii)	Documentation dated July 13, 2012 relating to the increase in the aggregate commitments available pursuant to the Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file reference 1-5667, filed with the SEC on August 6, 2012).

10(a)(iii)	First Amendment, dated December 12, 2012, to Credit Agreement dated August 26, 2011, by and among Cabot Corporation, the Designated Borrowers, J.P. Morgan Chase Bank, N.A., and Lenders Constituting Required Lenders (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, file reference 1-5667, filed with the SEC on February 8, 2013).

10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(b)(iv)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit Number	Description

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, file reference 1-5667, filed with the SEC on February 8, 2013).

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

10(g)*	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(h)	Amended and Restated Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd, Global Advanced Metals USA, Inc., and Global Advanced Metals Pty Ltd, (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

Exhibit Number	Description

10(i)(i)*†	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

10(i)(ii)*†	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan.

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2013, 2012, 2011; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2013, 2012, or 2011. (iii) the Consolidated Balance Sheets at September 30, 2013 and September 30, 2012; (iv) the Consolidated Statement of Cash flows for the years ended September 30, 2013, 2012 and 2011; (v) the Consolidated Statement of Changes in Stockholders’ Equity September 30, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements, September 30, 2013.

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

Date: November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK M. PREVOST Patrick M. Prevost	Director, President and Chief Executive Officer	November 27, 2013

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Executive Vice President and Chief Financial Officer (principal financial officer)	November 27, 2013

/S/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	November 27, 2013

/S/ JOHN F. O’BRIEN John F. O’Brien	Director, Non-Executive Chairman of the Board	November 27, 2013

/S/ JOHN S. CLARKESON John S. Clarkeson	Director	November 27, 2013

Juan Enriquez	Director

/S/ GAUTAM S. KAJI Gautam S. Kaji	Director	November 27, 2013

/S/ WILLIAM C. KIRBY William C. Kirby	Director	November 27, 2013

/S/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	November 27, 2013

/S/ HENRY F. MCCANCE Henry F. McCance	Director	November 27, 2013

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	November 27, 2013

Signatures	Title	Date

/S/ SUE H. RATAJ Sue H. Rataj	Director	November 27, 2013

/S/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	November 27, 2013

/S/ LYDIA W. THOMAS Lydia W. Thomas	Director	November 27, 2013

/S/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 27, 2013

EXHIBIT INDEX

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 9, 2011 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2011, file reference 1-5667, filed with the SEC on November 29, 2011).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

4(a)(vii)	Second Supplemental Indenture, dated as of July 12, 2012 between Cabot Corporation, as Issuer, and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 21, 2009 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated July 9, 2012, file reference 1-5667, filed with the SEC on July 12, 2012).

10(a)(i)	Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

Exhibit Number	Description
10(a)(ii)	Documentation dated July 13, 2012 relating to the increase in the aggregate commitments available pursuant to the Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file reference 1-5667, filed with the SEC on August 6, 2012).

10(a)(iii)	First Amendment, dated December 12, 2012, to Credit Agreement dated August 26, 2011, by and among Cabot Corporation, the Designated Borrowers, J.P. Morgan Chase Bank, N.A., and Lenders Constituting Required Lenders (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, file reference 1-5667, filed with the SEC on February 8, 2013).

10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(b)(iv)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

Exhibit Number	Description
10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, file reference 1-5667, filed with the SEC on February 8, 2013).

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

10(g)*	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(h)	Amended and Restated Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd, Global Advanced Metals USA, Inc., and Global Advanced Metals Pty Ltd, (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(i)(i)*†	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit Number	Description
10(i)(ii)*†	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan.

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2013, 2012, 2011; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2013, 2012, or 2011. (iii) the Consolidated Balance Sheets at September 30, 2013 and September 30, 2012; (iv) the Consolidated Statement of Cash flows for the years ended September 30, 2013, 2012 and 2011; (v) the Consolidated Statement of Changes in Stockholders’ Equity September 30, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements, September 30, 2013.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.