Form 10-Q
period 2013-12-31
CABOT CORP
filed 2014-02-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 3, 2014 the Company had 64,374,176 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I.	Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2013	2012
	(In millions, except per share amounts)
Net sales and other operating revenues	$899	$820
Cost of sales	720	673

Gross profit	179	147
Selling and administrative expenses	77	73
Research and technical expenses	16	19

Income from operations	86	55
Interest and dividend income	1	1
Interest expense	(14)	(16)
Other income	35	1

Income from continuing operations before income taxes and equity in earnings of affiliated companies	108	41
Provision for income taxes	(24)	(19)
Equity in earnings of affiliated companies, net of tax	2	3

Income from continuing operations	86	25
Loss from discontinued operations, net of tax	—	(1)

Net income	86	24
Net income attributable to noncontrolling interests, net of tax	6	4

Net income attributable to Cabot Corporation	$80	$20

Weighted-average common shares outstanding, in millions:
Basic	64.2	63.5

Diluted	64.8	64.1

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$1.24	$0.33
Loss from discontinued operations	—	(0.02)

Net income attributable to Cabot Corporation	$1.24	$0.31

Diluted:
Income from continuing operations attributable to Cabot Corporation	$1.23	$0.33
Loss from discontinued operations	—	(0.02)

Net income attributable to Cabot Corporation	$1.23	$0.31

Dividends per common share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three months ended December 31
	2013	2012
	(In millions)
Net income	$86	$24
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment (net of tax of $- and ($7))	(21)	14
Unrealized gain and losses on investments
Unrealized holding gains arising during the period (net of tax of $- and $-)	—	1
Pension and other postretirement benefit liability adjustments
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax of $- and $1)	—	1

Other comprehensive (loss) income	(21)	16

Comprehensive income	65	40
Net income attributable to noncontrolling interests, net of tax	6	4
Noncontrolling interests foreign currency translation adjustment, net of tax	(1)	1

Comprehensive income attributable to noncontrolling interests, net of tax	5	5

Comprehensive income attributable to Cabot Corporation	$60	$35

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31,	September 30,
	2013	2013
	(In millions)
Current assets:
Cash and cash equivalents	$105	$95
Accounts and notes receivable, net of reserve for doubtful accounts of $12 and $8	696	634
Inventories:
Raw materials	128	102
Work in process	2	2
Finished goods	339	310
Other	44	44

Total inventories	513	458
Prepaid expenses and other current assets	65	58
Notes receivable from sale of business	215	214
Deferred income taxes	21	36

Total current assets	1,615	1,495

Property, plant and equipment, net	1,641	1,605
Goodwill	559	504
Equity affiliates	78	119
Intangible assets, net	364	310
Assets held for rent	53	49
Deferred income taxes	62	68
Other assets	83	83

Total assets	$4,455	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31,	September 30,
	2013	2013
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$421	$264
Accounts payable and accrued liabilities	487	534
Income taxes payable	38	30
Deferred income taxes	4	2
Current portion of long-term debt	19	14

Total current liabilities	969	844

Long-term debt	1,026	1,020
Deferred income taxes	32	21
Other liabilities	264	265
Redeemable preferred stock	28	—
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,612,793 and 64,223,985 shares
Outstanding: 64,360,252 and 63,970,502 shares	65	64
Less cost of 252,541 and 253,483 shares of common treasury stock	(8)	(8)
Additional paid-in capital	43	39
Retained earnings	1,822	1,755
Deferred employee benefits	—	(2)
Accumulated other comprehensive income	83	103

Total Cabot Corporation stockholders’ equity	2,005	1,951
Noncontrolling interests	131	132

Total stockholders’ equity	2,136	2,083

Total liabilities and stockholders’ equity	$4,455	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three months ended
	December 31
	2013	2012
	(In millions)
Cash Flows from Operating Activities:
Net income	$86	$24
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	51	49
Impairment of assets	3	—
Deferred tax provision	3	5
Gain on existing investment in NHUMO	(29)	—
Equity in earnings of affiliated companies	(2)	(3)
Non-cash compensation	4	3
Other	2	—
Changes in assets and liabilities:
Accounts and notes receivable	(34)	62
Inventories	(39)	(55)
Prepaid expenses and other current assets	(13)	(11)
Accounts payable and accrued liabilities	(62)	(91)
Income taxes payable	4	(33)
Other liabilities	(7)	(2)
Cash dividends received from equity affiliates	17	3
Other	(2)	(2)

Cash used in operating activities	(18)	(51)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(42)	(62)
Receipts from notes receivable from sale of business	—	19
Change in assets held for rent	(4)	(2)
Cash paid for acquisition of business, net of cash acquired of $7	(73)	—

Cash used in investing activities	(119)	(45)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	8	1
Repayments under financing arrangements	—	(6)
Proceeds from long-term debt, net of issuance costs	11	81
Repayments of long-term debt	(1)	(8)
Increase in notes payable, net	—	14
Proceeds from issuance of commercial paper, net	149	—
Purchases of common stock	(6)	(6)
Proceeds from sales of common stock	7	4
Cash dividends paid to common stockholders	(13)	(13)

Cash provided by financing activities	155	67

Effect of exchange rate changes on cash	(8)	—

Increase (decrease) in cash and cash equivalents	10	(29)
Cash and cash equivalents at beginning of period	95	120

Cash and cash equivalents at end of period	$105	$91

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“2013 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

In November 2013, the Company purchased all of Grupo Kuo S.A.B. de C.V.’s (“KUO”) common stock in NHUMO, S.A. de C.V. (“NHUMO”), a carbon black joint venture between the Company and KUO in Mexico, which represented approximately 60% of the outstanding common stock of NHUMO (the “NHUMO transaction”). Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company. The financial position, results of operations and cash flows of NHUMO are included in the consolidated company’s consolidated financial statements from the date of acquisition.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three months ended
	December 31
	2013	2012

Reinforcement Materials	59%	59%
Performance Materials	25%	24%
Purification Solutions	9%	12%
Advanced Technologies	7%	5%

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

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance. Cabot has technology and licensing agreements with one customer that are accounted for as multiple element arrangements. Revenue is recognized ratably over the term of the agreements, limited by the cumulative amounts that become due, some of which are through 2022.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

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

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

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

The Company evaluates indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. The Company’s intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

Long-lived Assets

The Company’s long-lived assets primarily include property, plant and equipment, long-term investments and assets held for rent. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. The Company’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset.

To test for impairment of assets the Company generally uses a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $55 million higher as of both December 31, 2013 and September 30, 2013. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

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

Pensions and Other Postretirement Benefits

The Company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The Company is required to recognize as a component of other comprehensive income, net of tax, the actuarial gains/losses and prior service costs/credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”), which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and pension liability adjustments.

At the beginning of fiscal 2014, the Company adopted new accounting guidance for the presentation of amounts reclassified from AOCI. The guidance specifically requires, either on the face of the financial statements or in the notes, presentation of significant amounts reclassified from AOCI to net income for each component of AOCI and the respective line items within the Consolidated Statements of Operations. These disclosures are included in Note H to the consolidated financial statements.

Accumulated other comprehensive items in the accompanying Consolidated Balance Sheets consist of the following items net of tax:

	December 31,	September 30,
	2013	2013

Foreign currency translation adjustments at beginning of period	$154	$167
Net foreign currency translation adjustments during the period	(20)	(13)

Balance at end of period	134	154
Unrealized gain on investments at beginning of period	2	—
Net unrealized gains during the period	—	2

Balance at end of period	2	2
Pension and other postretirement benefit plans at beginning of period	(53)	(75)
Net change in pension and other postretirement benefit plans during the period	—	22

Balance at end of period	(53)	(53)

Total accumulated other comprehensive income	$83	$103

Recent Accounting Pronouncements

In July 2013, the FASB issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. Accordingly, the Company will adopt this standard beginning October 1, 2014, the beginning of the first quarter of its 2015 fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and it does not expect the impact to be material.

C. Acquisition of NHUMO

In November 2013, the Company purchased all of KUO’s common stock in the NHUMO joint venture, which represented approximately 60% of the outstanding common stock of the joint venture. Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preliminary purchase price is subject to a working capital adjustment, which has not been finalized. The preferred stock will accumulate dividends at a fixed rate of 6% annually and will be redeemable at the option of KUO or the Company for $25 million starting on the fifth anniversary of the acquisition date or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends will be contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long term liability. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements. Prior to closing, the Company received a $14 million dividend from NHUMO.

The Company incurred acquisition costs of approximately $1 million through December 31, 2013 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

The allocation of the preliminary purchase price set forth below was based on preliminary estimates of the fair value of assets acquired, liabilities assumed, and Cabot’s previously held equity interest in NHUMO as of the acquisition date. The Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting.

(in millions)
Assets
Cash	$7
Accounts receivable	33
Inventories	14
Property, plant and equipment	48
Other non-current assets	1
Intangible assets	57
Goodwill	51

Total assets acquired	211

Liabilities
Current liabilities	(18)
Deferred tax liabilities	(31)

Total liabilities assumed	(49)

Net assets acquired	$162

Cash consideration paid	80
Fair value of redeemable preferred stock	28
Previously held equity interest in NHUMO	54

Total	$162

As a result of the acquisition, the Company recorded a gain of $29 million for the difference between the carrying value and the fair value of the previously held equity interest in NHUMO, which was included in Other income. The fair value of $54 million for the previously held equity interest was determined based on the fair value of Cabot’s pre-existing interest in NHUMO as adjusted for a control premium derived from synergies gained as a result of the Company obtaining control of NHUMO.

As part of the preliminary purchase price allocation, the Company determined that the separately identifiable intangible asset was customer relationships in the amount of $57 million, which is being amortized over a period of 17 years. The Company estimated the fair value of the identifiable acquisition-related intangible asset based on projections of cash flows that will arise from the asset. The projected cash flows are discounted to determine the fair value of the asset at the date of acquisition. The determination of the fair value of the intangible asset acquired required the use of significant judgment with regard to (i) assumptions in the discounted cash flow model used and (ii) determination of the useful life of customer relationships.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

The fair value of the redeemable preferred stock was determined based on a discounted cash flow model, using the expected timing of the cash flows and an appropriate discount rate.

The excess of the preliminary purchase price over the fair value of the tangible net assets and intangible asset acquired, the issuance of redeemable preferred stock and the previously held equity interest in NHUMO was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition will not be deductible for tax purposes.

D. Discontinued Operations and Notes Receivable from Sale of Business

In January 2012, the Company sold its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. Through December 31, 2013, Cabot received payments of $62 million under the GAM Notes that became due. The carrying value of the GAM Notes at December 31, 2013 was $215 million, which was presented as Notes receivable from sale of business on the Consolidated Balance Sheets. These Notes are secured by liens on the property and assets of the sold business and guaranteed by the GAM Corporate Group. The Notes are included in Current assets as they are due no later than March 31, 2014.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three months ended December 31
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	2	4	2	4	1	—	1	—
Expected return on plan assets	(3)	(5)	(3)	(5)	—	—	(1)	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Amortization of actuarial loss	—	1	1	1	—	—	—	—

Net periodic benefit cost	$—	$2	$1	$2	$—	$—	$—	$—

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $559 million and $504 million at December 31, 2013 and September 30, 2013, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended December 31, 2013 are as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2013	$25	$11	$2	$466	$504
Goodwill acquired(1)	51	—	—	—	51
Foreign currency translation adjustment	1	—	—	3	4

Balance at December 31, 2013	$77	$11	$2	$469	$559

(1)	Goodwill acquired relates to the NHUMO transaction as described in Note C.

Goodwill impairment tests are performed at least annually. The Company performed its last annual impairment assessment as of May 31, 2013 and determined there was no impairment.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

The following table provides information regarding the Company’s intangible assets:

	December 31, 2013			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)

Intangible assets with finite lives
Developed technology	$156	$(11)	$145	$155	$(9)	$146
Customer relationships(1)	170	(9)	161	113	(7)	106
Other intangible assets	3	(2)	1	3	(2)	1

Total intangible assets, finite lives	$329	$(22)	$307	$271	$(18)	$253
Trademarks, indefinite lives	57	—	57	57	—	57

Total intangible assets	$386	$(22)	$364	$328	$(18)	$310

(1)	The change in the gross carrying value of the Customer relationships intangible asset is primarily due to the NHUMO transaction as described in Note C.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from six to twenty years, with a weighted average amortization period of approximately 19 years. Amortization expense for the three months ended December 31, 2013 and 2012 was $4 million and $3 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $18 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its last annual impairment assessment as of May 31, 2013, and determined there was no impairment.

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. The Company did not repurchase any shares during the first quarter of fiscal 2014 or 2013. As of December 31, 2013, approximately 1.6 million shares remain available for repurchase under the current authorization.

During the first quarter of both fiscal 2014 and 2013, Cabot paid cash dividends of $0.20 per share of common stock for a total of $13 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2013	2012
	(Dollars in millions)
Balance at September 30	$132	$126
Net income attributable to noncontrolling interests	6	4
Noncontrolling interest foreign currency translation adjustment	(1)	1
Noncontrolling interest dividends	(6)	—

Balance at December 31	$131	$131

H. Accumulated Other Comprehensive Income

Comprehensive income combines net income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of Accumulated other comprehensive income, net of tax, are as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(Dollars in millions)

Balance at September 30, 2013	$154	$2	$(53)	$103

Other comprehensive loss before reclassifications	(21)	—	—	(21)

Net other comprehensive items(1)	(21)	—	—	(21)

Balance at December 31, 2013	133	2	(53)	82

Noncontrolling interest	(1)	—	—	(1)

Balance at December 31, 2013, attributable to Cabot Corporation	$134	$2	$(53)	$83

(1)	The amounts reclassified during the three months ended December 31, 2013 were less than $1 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

The amounts reclassified out of Accumulated other comprehensive income and into the Statement of Operations for the three months ended December 31, 2013 and 2012 are as follows:

		Three Months Ended December 31,
	Affected Line Item in the Consolidated Statements of Operations	2013	2012
		(Dollars in millions)

Pension and other postretirement benefit liability adjustment

Amortization of actuarial losses	Net Periodic Benefit Cost - see Note E for details	$1	$2

Amortization of prior service cost	Net Periodic Benefit Cost - see Note E for details	(1)	—

Total before tax		—	2

Tax charge	Provision for income taxes	—	1

Total after tax		$—	$1

I. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2013.

	Payments Due by Fiscal Year
	Remainder of
	Fiscal 2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)

Reinforcement Materials	$265	$296	$228	$183	$178	$2,793	$3,943
Performance Materials	32	39	33	30	30	236	400
Advanced Technologies	2	2	1	1	1	—	7
Purification Solutions	20	16	9	9	9	16	79

Total	$319	$353	$271	$223	$218	$3,045	$4,429

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

December 31, 2013

UNAUDITED

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of December 31, 2013 and September 30, 2013, Cabot had $5 million, on both a discounted and undiscounted basis, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of the probable costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were less than $1 million in each of the first three months of fiscal 2014 and 2013. Cabot reviews the adequacy of the reserves as circumstances change at individual sites. Almost all of Cabot’s reserves relate to environmental issues that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in Cabot’s 2013 10-K, the respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed or labeled.

As of both December 31, 2013 and September 30, 2013, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At December 31, 2013 and September 30, 2013, the reserve was $10 million and $11 million, respectively, on a discounted basis ($14 million and $15 million on an undiscounted basis at December 31, 2013 and September 30, 2013, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were $2 million and less than $1 million in the first three months of fiscal 2014 and 2013, respectively.

Other

The Company is subject to various other lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

J. Income Tax Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years remain subject to examination by the IRS and various tax years from 2005 through 2013 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2001 through 2013 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

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

During the three months ended December 31, 2013, there were no material changes in the amount of unrecognized tax benefits.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

K. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended
	December 31
	2013	2012
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$80	$20
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	—

Earnings allocated to common shareholders (numerator)	$79	$20

Weighted average common shares and participating securities outstanding	64.8	64.1
Less: Participating securities(1)	0.6	0.6

Adjusted weighted average common shares (denominator)	64.2	63.5

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$1.24	$0.33
Loss from discontinued operations	—	(0.02)

Net income attributable to Cabot Corporation	$1.24	$0.31

Diluted EPS:
Earnings allocated to common shareholders	$79	$20
Plus: Earnings allocated to participating securities	1	—
Less: Adjusted earnings allocated to participating securities(2)	(1)	—

Earnings allocated to common shareholders (numerator)	$79	$20

Adjusted weighted average common shares outstanding	64.2	63.5
Effect of dilutive securities:
Common shares issuable(3)	0.6	0.6

Adjusted weighted average common shares (denominator)	64.8	64.1

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$1.23	$0.33
Loss from discontinued operations	—	(0.02)

Net income attributable to Cabot Corporation	$1.23	$0.31

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

(1)	Participating securities consist of shares of unvested restricted stock and unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three months ended December 31
	2013	2012
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$80	$20
Less: Dividends declared on common stock	13	13

Undistributed earnings	$67	$7

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$66	$7
Undistributed earnings allocated to participating shareholders	1	—

Undistributed earnings	$67	$7

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)	Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three months ended December 31, 2013 and 2012, 119,164 and 421,967 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

L. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three months ended December 31
	2013	2012
	(Dollars in millions)
Cost of sales	$5	$3
Selling and administrative expenses	—	2
Research and technical expenses	—	1

Total	$5	$6

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

Details of these restructuring activities and the related reserves during the three months ended December 31, 2013 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2013	$7	$2	$—	$1	$10
Charges	—	1	3	1	5
Costs charged against assets/liabilities	—	—	(3)	—	(3)
Cash paid	(3)	(1)	—	—	(4)

Reserve at December 31, 2013	$4	$2	$—	$2	$8

Closure of Port Dickson, Malaysia Manufacturing Facility

On April 26, 2013, the Company announced that the Board of its joint venture carbon black company, Cabot Malaysia Sdn. Bhd. (“CMSB”), decided to cease carbon black production at its Port Dickson, Malaysia facility. The facility ceased production in June 2013. The Company holds a 51 percent equity share in CMSB. The decision, which affected approximately 90 carbon black employees, was driven by the facility’s manufacturing inefficiencies and raw materials costs.

Through December 31, 2013, the consolidated joint venture has recorded pre-tax restructuring costs of approximately $19 million comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $1 million, and other closure related charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49%) are recorded within Net income attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations.

The Company expects that the majority of actions related to closure of the plant will be completed in fiscal 2014 and result in total pre-tax charges to the consolidated joint venture of approximately $25 million. The expected charges are comprised of asset impairments and accelerated depreciation of $15 million, site demolition, clearing and environmental remediation of $7 million, severance charges of $2 million, and other closure related charges of $1 million.

Cumulative net cash outlays related to this plan are expected to be approximately $9 million comprised primarily of $6 million for site demolition, clearing and environmental remediation, $2 million for severance, and $1 million for other closure related charges. Through December 31, 2013, CMSB has made approximately $2 million in cash payments related to this plan related mainly to severance and site demolition and clearing costs.

CMSB expects to make net cash payments of $6 million during the remainder of fiscal 2014 and thereafter for site demolition, clearing and environmental remediation and $1 million related to severance. These amounts exclude any potential proceeds that may be received from the sale of land or other manufacturing assets.

As of December 31, 2013, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure which is mainly comprised of accrued severance charges.

Other Activities

The Company has recorded pre-tax charges of approximately $4 million during the first three months in each of fiscal 2014 and 2013 related to restructuring activities at other locations. Fiscal 2014 charges are comprised mainly of accelerated depreciation and asset write-offs whereas fiscal 2013 restructuring costs are comprised mainly of severance-related charges. The Company anticipates recording additional charges of $2 million during fiscal 2014 and thereafter related to these actions, comprised mainly of site demolition, clearing and environmental remediation costs, and other closure related costs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

Through December 31, 2013, Cabot has made cash payments of $14 million related to these activities and expects to pay $4 million in the remainder of fiscal 2014 and thereafter for severance, site demolition, clearing and environmental remediation and other post close operating costs at the impacted locations.

As of December 31, 2013, Cabot has $3 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India, Stanlow, U.K. and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $162 million related to these plans as of December 31, 2013 comprised of $67 million for severance charges, $65 million for accelerated depreciation and asset impairments, $11 million for environmental, demolition and site clearing costs, and $20 million of other closure related charges partially offset by gains on asset sales of $1 million. These amounts do not include any potential gain that will be recorded if the Company successfully sells its land rights and certain other manufacturing related assets in India and Hong Kong or land in the U.K.

Restructuring expenses related to these plans were less than $1 million and $1 million during the first three months in fiscal 2014 and 2013, respectively.

Beginning in fiscal 2009, Cabot has made net cash payments of $84 million related to these plans and expects to pay an additional $4 million in the remainder of fiscal 2014 and thereafter. The remaining payments consist mainly of environmental, severance, and other closure related costs. These amounts do not include any potential proceeds that will be received if the Company successfully sells its land rights and certain other manufacturing related assets in India and Hong Kong or land in the U.K.

As of December 31, 2013, Cabot has $4 million of accrued environmental, severance, and other closure related costs in the Consolidated Balance Sheets related to these activities.

M. Financial Instruments and Fair Value Measurements

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first three months of both fiscal 2014 and 2013.

The GAM Notes are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The valuation model used is the discounted cash flow model and the significant inputs are the discount rate which incorporates the credit standing of GAM and the fact that the notes are secured by liens on the property and assets of the sold business and guaranteed by the GAM Corporate Group, Adjusted EBITDA forecast and timing of expected cash flows from GAM. The notes are carried at amortized cost and the carrying value was $215 million at December 31, 2013, which is equivalent to the contractually due amount on March 31, 2014. Using the discounted cash flow model at December 31, 2013 with the main inputs being the discount rate and the timing of the contractually due payments of $215 million on March 31, 2014, the fair value of the notes was $210 million. As of September 30, 2013 the carrying value and fair value of GAM Notes were $214 million and $205 million, respectively.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

At December 31, 2013 and September 30, 2013, fair value of Guaranteed investment contracts, included in Other assets in the Consolidated Balance Sheets, were $15 million and $14 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on the other observable inputs.

At December 31, 2013 and September 30, 2013, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $958 million and $999 million, respectively, as of December 31, 2013. The carrying value and fair value of the long-term fixed rate debt were $971 million and $1.01 billion, respectively, at September 30, 2013. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

N. Derivatives

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both December 31, 2013 and September 30, 2013, there were no derivatives held to manage interest rate risk.

Foreign Currency Risk Management

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Cabot endeavors to match the currency in which debt is issued to the currency of the Company’s major, stable cash receipts. In some situations Cabot has issued debt denominated in U.S. dollars and may enter into cross currency swaps that exchange the dollar principal and interest payments into a currency where the Company expects long-term, stable cash receipts.

Additionally, the Company has foreign currency exposure arising from its net investments in foreign operations. Cabot, from time to time, may enter into cross-currency swaps to mitigate the impact of currency rate changes on the Company’s net investments.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of December 31, 2013 and September 30, 2013 to manage foreign currency risk:

Notional Amount
Description	Borrowing	December 31, 2013	September 30, 2013	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 40 million	USD 31 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Brazilian real, British pound sterling, Chinese renminbi, Czech koruna, and Indian rupee.

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

December 31, 2013

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

For the three months ended December 31, 2013 there were no derivatives designated as hedges. For the three months ended December 31, 2012, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

During the three months ended December 31, 2013, Cabot recognized in earnings through Other income within the Consolidated Statements of Operations a loss of $2 million related to its foreign currency forward contracts, which were not designated as hedges.

For the three months ended December 31, 2012, a gain of $4 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. This gain, which was recognized in earnings through Other income within the Consolidated Statements of Operations, was offset by a loss of $4 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three months ended December 31, 2012, Cabot recognized in earnings through Other income within the Consolidated Statements of Operations gains of $5 million related to its foreign currency forward contracts, which were not designated as hedges.

For both December 31, 2013 and September 30, 2013, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

O. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2013, these subsidiaries carried the operating affiliate investment of $23 million and held 20 million bolivars ($3 million) in cash.

During the three months ended December 31, 2013 and 2012, the operating affiliate declared dividends of 11 million bolivars ($2 million) and 4 million bolivars ($1 million), respectively, to the Company’s wholly owned subsidiaries, which were paid in U.S. dollars and repatriated.

The Venezuelan bolivars held by the Company’s wholly owned subsidiaries may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance. The Company closely monitors its ability to convert its bolivar holdings into U.S. dollars, as the Company intends to convert substantially all bolivars held by its wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the CADIVI official rate or opening of additional parallel markets could lead the Company to change the exchange rate it uses and result in gains or losses on the bolivar denominated assets held by its wholly owned subsidiaries.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

P. Financial Information by Segment

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

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below on the line entitled Income (loss) from continuing operations before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in net income of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties paid by equity affiliates, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated income and unallocated corporate costs.

Prior year Purification Solutions Segment EBIT has been adjusted to include an allocation of corporate administrative and functional support costs. In the Company’s 10-Q for the first quarter of fiscal 2013 these allocations were reflected in unallocated corporate costs and other segment results.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

Financial information by reportable segment is as follows:

	Reinforcement	Performance	Advanced	Purification	Segment	Unallocated	Consolidated
	Materials	Materials	Technologies	Solutions	Total	and Other(1)	Total
	(Dollars in millions)

Three months ended December 31, 2013
Revenues from external customers(2)	$517	$217	$65	$77	$876	$23	$899
Income (loss) from continuing operations before taxes(3)	$64	$34	$24	$(9)	$113	$(5)	$108

Three months ended December 31, 2012
Revenues from external customers(2)	$475	$196	$38	$93	$802	$18	$820
Income (loss) from continuing operations before taxes(3)	$50	$27	$7	$5	$89	$(48)	$41

(1)	Unallocated and other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)	Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue and Notes receivable. See table below:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Royalties paid by equity affiliates, other operating revenues, the impact of corporate adjustments for unearned revenue, unconsolidated equity affiliates and discounting charges for certain Notes receivable	$(1)	$(1)
Shipping and handling fees	24	19

Total	$23	$18

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Interest expense	$(14)	$(16)
Total certain items, pre-tax(a)	24	(20)
Equity in earnings of affiliated companies(b), net of tax	(2)	(3)
Unallocated corporate costs(c)	(13)	(12)
General unallocated income(d)	—	3

Total	$(5)	$(48)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

(a)	Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended December 31, 2013 include $5 million related to global restructuring activities, $5 million for acquisition and integration-related charges (consisting of $3 million for certain other one-time integration costs and $2 million of additional charges related to acquisition accounting adjustments for the acquired inventory of NHUMO) and $1 million for environmental matters offset by $6 million of foreign currency gain on revaluation of the GAM Notes and a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. Certain items, pre-tax, for the three months ended December 31, 2012 include $6 million related to global restructuring activities and $14 million for acquisition and integration-related charges (consisting of $3 million for certain other one-time integration costs and $11 million of additional charges related to acquisition accounting adjustments for inventory acquired in the Norit transaction).

(b)	Equity in earnings of affiliated companies, net of tax, is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from continuing operations before taxes.

(c)	Unallocated corporate costs are not controlled by the operating segments and primarily benefit corporate interests.

(d)	General unallocated income consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions Segment EBIT.

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds Business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides Business). The net sales from each of these businesses for the three months ended December 31, 2013 and 2012 are as follows:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Specialty Carbons and Compounds	$148	$132
Fumed Metal Oxides	69	64

Total Performance Materials	$217	$196

The net sales from each of the Advanced Technologies businesses are as follows:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Inkjet Colorants	$15	$16
Aerogel	5	5
Security Materials	1	1
Elastomer Composites	16	8
Specialty Fluids	28	8

Total Advanced Technologies	$65	$38

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

UNAUDITED

Q. Subsequent Event

On January 28, 2014, the Company announced its intention to open a new Europe, Middle East and Africa (“EMEA”) Shared Service Center in Riga, Latvia, and to close its Leuven, Belgium site, subject to the Belgian information and consultation process. These proposed actions were developed following an extensive evaluation of the Company’s shared service capabilities in the EMEA region and a determination that the proposed future EMEA Shared Service Center will enable the Company to provide the highest quality of service at the most competitive cost. The Company intends to complete these actions by the end of calendar year 2014.

The Company expects cash charges for the intended closure of the Leuven site and the transition to Riga to be in the range of $19 to $22 million. These costs include severance and employee benefits and transition and other closure costs. The cash outlays related to the intended closure are expected to occur over the next two years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the consolidated financial statements are presented below.

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

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended
	December 31
	2013	2012

Reinforcement Materials	59%	59%
Performance Materials	25%	24%
Purification Solutions	9%	12%
Advanced Technologies	7%	5%

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

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance. We have technology and licensing agreements with one customer that are accounted for as multiple element arrangements. Revenue is recognized ratably over the term of the agreements, limited by the cumulative amounts that become due, some of which are through 2022.

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

Intangible Assets and Goodwill

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Materials and Advanced Technologies are considered separate reporting units. Goodwill balances relative to these segments are recorded in the Fumed Metal Oxides reporting unit within Performance Materials and the Security Materials reporting unit within Advanced Technologies.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, we may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. We estimate the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition. We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. We evaluate indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. Our intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives.

Long-lived Assets

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $55 million higher as of both December 31, 2013 and September 30, 2013. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of sales under a last-in first-out method, compared to the older costs that would have been included in cost of sales under a first-in first-out method (“cost of sales impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through the cost of goods sold (“COGS”) (“liquidation impact”).

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

Total segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total segment EBIT to Income from continuing operations before income taxes and equity in earnings of affiliated companies is provided in Note P of our consolidated financial statements.

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

Overview

During the first quarter of fiscal 2014, Income from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the first quarter of fiscal 2013 largely due to higher volumes and a gain recognized on our pre-existing equity investment in our carbon black joint venture in Mexico with Grupo Kuo S.A.B. de C.V. (“KUO”), NHUMO, S.A. de C.V. (“NHUMO”), from our acquisition during the first quarter of fiscal 2014 of KUO’s common stock interest in NHUMO. See Note C to our consolidated financial statements for details of the NHUMO transaction.

First Quarter Fiscal 2014 versus First Quarter Fiscal 2013—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Net sales and other operating revenues	$899	$820
Gross profit	$179	$147

The $79 million increase in net sales from the first quarter of fiscal 2013 to the first quarter of fiscal 2014 was due primarily to higher volumes ($107 million) partially offset by lower prices and unfavorable product mix (combined $32 million).

Gross profit increased by $32 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013 primarily due to higher volumes.

Selling and Administrative Expenses

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Selling and administrative expenses	$77	$73

Selling and administrative expenses increased by $4 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013. The increase was principally driven by higher expenses related to the addition of NHUMO and a higher level of accrued expense related to incentive compensation.

Research and Technical Expenses

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Research and technical expenses	$16	$19

Research and technical expenses decreased $3 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013. The decrease was driven by lower costs from restructuring-related activities undertaken in the prior year.

Interest and Dividend Income, Interest Expense and Other Income

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Interest and dividend income	$1	$1
Interest expense	$14	$16
Other income	$35	$1

Interest and dividend income was consistent in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013.

Interest expense decreased by $2 million in the first quarter of fiscal 2014 when compared to the same period in fiscal 2013 due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate.

Other income in the first quarter of fiscal 2014 increased by $34 million as compared to the same period in fiscal 2013 due to a gain recognized on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction and a favorable comparison of foreign currency movements ($6 million).

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Provision for income taxes	$24	$19

Effective tax rate	22%	47%
Impact of discrete tax items:
Unusual or infrequent items	(1)%	(17)%
Items related to uncertain tax positions	1%	(1)%
Other discrete tax items	(1)%	(2)%
Impact of certain items	7%	—%

Operating tax rate	28%	27%

During the first quarter of fiscal 2014, we recorded a tax provision of $24 million, resulting in an effective tax rate of 22%. This amount included a net discrete tax charge of $1 million. During the first quarter of fiscal 2013, we recorded a tax provision of $19 million, resulting in an effective tax rate of 47%. This amount included a net discrete tax charge of $3 million. The decrease in the effective tax rate in the first quarter of fiscal 2014 is primarily due to a non-taxable gain of $29 million recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. This gain is reported as a certain item. See Note C of the consolidated financial statements for details of the transaction. The operating tax rate for the first quarter of fiscal 2014 was 28%. The operating tax rate for the first quarter of fiscal 2013 was 27%. The increase in the operating tax rate in the first quarter of fiscal 2014 is primarily due to a change in our geographic mix of earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2014, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2014 to be between 26% and 28%.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests, net of tax

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$2	$3
Net income attributable to noncontrolling interests, net of tax	$6	$4

Equity in earnings of affiliated companies, net of tax, decreased $1 million in the first quarter of fiscal 2014 compared to the same period in fiscal 2013 reflecting the consolidation of the earnings of NHUMO following the NHUMO transaction.

Net income attributable to noncontrolling interests increased $2 million in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013 due to higher profitability of our joint ventures.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2014, we reported net income attributable to Cabot Corporation of $80 million ($1.23 per diluted common share). This is compared to $20 million ($0.31 per diluted common share) in the first quarter of fiscal 2013.

First Quarter Fiscal 2014 versus First Quarter Fiscal 2013—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for the three months ended December 31, 2013 and 2012 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note P of our consolidated financial statements.

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Total segment EBIT	$113	$89
Certain items	24	(20)
Other unallocated items	(29)	(28)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	$108	$41

In the first quarter of fiscal 2014, total segment EBIT increased by $24 million when compared to the same period of fiscal 2013. The increase was principally driven by higher volumes ($44 million) partially offset by higher fixed costs ($20 million) associated with new carbon black capacity and higher maintenance costs in the Purification Solutions segment.

Certain Items

Details of the certain items for the first quarter of fiscal 2014 and 2013 are as follows:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Global restructuring activities	$(5)	$(6)
Acquisition and integration-related charges	(5)	(14)
Foreign currency gain on revaluations	6	—
Gain on existing investment in NHUMO	29	—
Environmental and legal reserves	(1)	—

Total certain items, pre-tax	24	(20)

Tax-related certain items
Tax impact of certain items	1	6
Tax impact of certain foreign exchange losses	—	(7)
Discrete tax items	(1)	—

Total tax-related certain items	—	(1)

Total certain items after tax	$24	$(21)

Certain items for the first quarter of fiscal 2014 include charges related to restructuring initiatives, acquisition and integration-related charges, foreign currency gain on revaluations, a gain recognized on our existing equity investment in NHUMO, environmental matters and tax certain items. Details of restructuring activities are included in Note L of the consolidated financial statements. Acquisition and integration-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments, and other expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. Details of the gain recognized on our existing equity investment in NHUMO are included in Note C of the consolidated financial statements. Tax certain items include discrete tax items, which are unusual and infrequent and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Interest expense	$(14)	$(16)
Equity in earnings of affiliated companies	(2)	(3)
Unallocated corporate costs	(13)	(12)
General unallocated income	—	3

Total other unallocated items	$(29)	$(28)

Costs from total other unallocated items increased by $1 million in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013. Interest expense decreased $2 million in the first quarter of fiscal 2014 when compared to the same period in fiscal 2013 due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate. General unallocated income decreased by $3 million primarily due to the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in an unfavorable comparison.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2014 and fiscal 2013 are as follows:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Reinforcement Materials Sales	$517	$475
Reinforcement Materials EBIT	$64	$50

In the first quarter of fiscal 2014, sales in Reinforcement Materials increased by $42 million when compared to the first quarter of fiscal 2013. The increase was principally driven by the impact of higher volumes ($72 million) partially offset by a less favorable price and product mix (combined $22 million) and the unfavorable impact of foreign currency translation ($9 million).

EBIT in Reinforcement Materials increased by $14 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013. The increase was principally driven by 15% higher volumes ($23 million) partially offset by higher fixed costs ($9 million) primarily associated with new carbon black capacity.

Performance Materials

Sales and EBIT for Performance Materials for the first quarter of fiscal 2014 and fiscal 2013 are as follows:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Specialty Carbons and Compounds Sales	$148	$132
Fumed Metal Oxides Sales	69	64

Performance Materials Sales	$217	$196

Performance Materials EBIT	$34	$27

In the first quarter of fiscal 2014, sales for Performance Materials increased by $21 million when compared to the first quarter of fiscal 2013. The increase was due to higher volumes ($24 million) and the favorable impact of foreign currency translation ($2 million) partially offset by an unfavorable price and product mix (combined $6 million). Volumes in Specialty Carbons and Compounds increased by 16% and volumes in Fumed Metal Oxides increased by 5%.

EBIT in Performance Materials increased by $7 million in the first quarter of fiscal 2014 when compared to the same quarter of fiscal 2013 due to higher volumes ($13 million) partially offset by a less favorable price and product mix ($5 million).

Advanced Technologies

Sales and EBIT for Advanced Technologies for the first quarter of fiscal 2014 and 2013 are as follows:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Inkjet Colorants	$15	$16
Aerogel	5	5
Security Materials	1	1
Elastomer Composites	16	8
Specialty Fluids	28	8

Advanced Technologies Sales	$65	$38

Advanced Technologies EBIT	$24	$7

Sales in Advanced Technologies increased by $27 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013 due to higher volumes ($27 million).

EBIT in Advanced Technologies increased by $17 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013 due to higher volumes ($16 million) and higher royalties and technology payments in Elastomer Composites ($5 million) partially offset by higher costs ($3 million) in the Specialty Fluids business.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2014 and fiscal 2013 are as follows:

	Three months ended
	December 31
	2013	2012
	(Dollars in millions)
Purification Solutions Sales	$77	$93

Purification Solutions EBIT	$(9)	$5

Sales in Purification Solutions decreased by $16 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013 due to lower volumes ($17 million) offset by favorable prices and product mix (combined $1 million).

EBIT in Purification Solutions decreased by $14 million in the first quarter of fiscal 2014 when compared to the same period of fiscal 2013 due to lower volumes ($8 million) and higher fixed costs ($8 million) related to higher maintenance costs and a higher allocation of certain functional and indirect costs. These items were partially offset by favorable pricing and product mix (combined $1 million.)

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $139 million during the first quarter of fiscal 2014 due to an increase in working capital, the NHUMO transaction, and capital expenditures. At December 31, 2013, we had cash and cash equivalents of $105 million, and current availability under our revolving credit agreement of approximately $359 million. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the revolving credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of December 31, 2013, we were in compliance with all applicable covenants.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of December 31, 2013, our U.S. dollar cash and cash equivalent holdings by region were: Asia Pacific $41 million, Europe $28 million, and the Americas $36 million, which included $8 million in the U.S.

In January 2013, we initiated a commercial paper program allowing us to issue notes of various tenors up to 364 days. The commercial paper program is backed by our committed revolving credit facility, and the aggregate borrowings under both the commercial paper program and revolving credit agreement cannot exceed the $750 million limit on the revolving credit agreement. To date the interest on the commercial paper notes has been lower than the interest that we would have paid if we had instead borrowed under our revolving credit agreement. The outstanding balance of commercial paper of $390 million as of December 31, 2013 is included within the Notes payable caption on the Consolidated Balance Sheets.

At the closing of the NHUMO transaction in November 2013, we paid $80 million in cash and acquired $7 million in cash. In addition, prior to the closing, we received a cash dividend from NHUMO of approximately $14 million.

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

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through the second quarter of fiscal 2014. Through December 31, 2013, Cabot received payments of $62 million under the GAM Notes that became due. The carrying value of the GAM Notes at December 31, 2013 was $215 million, which is equivalent to the contractual amount due on March 31, 2014. The carrying value of the GAM Notes was presented as Notes receivable from sale of business on the Consolidated Balance Sheets.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash used in operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $18 million in the first three months of fiscal 2014, compared to $51 million during the same period of fiscal 2013.

Cash used in operating activities in the first three months of fiscal 2014 was driven primarily by net income of $86 million plus $51 million of depreciation and amortization and $17 million of dividends from equity affiliates. These sources of cash were partially offset by a net increase in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities). Our working capital increase during the first three months of fiscal 2014 was driven primarily by higher accounts receivable, higher inventories and lower accounts payable and accrued liabilities due to the timing and payout of certain corporate accruals.

Cash used in operating activities in the first three months of fiscal 2013 was driven primarily by an increase in working capital (Inventories plus Accounts and notes receivable, less Accounts payable and accrued liabilities) and a decrease in income taxes payable. Partially offsetting these uses of cash were net income and depreciation and amortization. Our working capital increase during the first quarter of fiscal 2013 was driven by higher inventory, lower accounts payable and accrued liabilities due to the timing and payout of certain corporate accruals, and lower accounts receivable due to lower volumes.

Cash Flows from Investing Activities

In the three months ended December 31, 2013, investing activities consumed $119 million of cash and were primarily driven by capital expenditures of $42 million and cash paid in the NHUMO transaction of $80 million. For the three months ended December 31, 2012, cash flows from investing activities were primarily driven by capital expenditures partially offset by $19 million of cash received from the notes receivable from the sale of the Supermetals business in the three months ended December 31, 2012.

During the three months ended December 31, 2013, capital expenditures were primarily related to sustaining and compliance capital projects at our operating facilities, site development at our mine in Marshall, Texas, to support the future raw materials supply for the Purification Solutions business, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2014 are expected to be between $150 million to $200 million. Our planned capital spending program for the remainder of fiscal 2014 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

Financing activities provided $155 million primarily related to net inflows of $149 million from our commercial paper program. In the first three months of fiscal 2014, our overall debt balance increased by $167 million primarily driven by the acquisition of NHUMO, capital expenditures and working capital increases.

Financing activities provided $67 million of cash during the first three months of fiscal 2013. Financing activities included a net increase in debt of $82 million partially offset by dividends paid to our shareholders of $13 million.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2013, these subsidiaries carried the operating affiliate investment of $23 million and held 20 million bolivars ($3 million) in cash.

During the three months ended December 31, 2013 and 2012, the operating affiliate declared dividends of 11 million bolivars ($2 million) and 4 million bolivars ($1 million), respectively, to our wholly owned subsidiaries, which were paid in U.S. dollars and repatriated.

The Venezuelan bolivars held by Cabot’s wholly owned subsidiaries may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance. We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by our wholly owned subsidiaries.

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2013.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)

Reinforcement Materials	$265	$296	$228	$183	$178	$2,793	$3,943
Performance Materials	32	39	33	30	30	236	400
Advanced Technologies	2	2	1	1	1	—	7
Purification Solutions	20	16	9	9	9	16	79

Total	$319	$353	$271	$223	$218	$3,045	$4,429

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the receipt of the cash proceeds due to us from the sale of our Supermetals Business; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2014; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects, including at our mine in Manitoba, as planned; the timing of implementation of environmental regulations; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2013 10-K.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In July 2013, the FASB issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. Accordingly, we will adopt this standard beginning October 1, 2014, in the beginning of the first quarter of our 2015 fiscal year. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and we do not expect the impact to be material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2013 does not differ materially from that discussed under Item 7A of our 2013 10-K.

Item 4.	Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item I.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2013 10-K, the respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed or labeled.

As of both December 31, 2013 and September 30, 2013, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At December 31, 2013 and September 30, 2013, the reserve was $10 million and $11 million, respectively, on a discounted basis ($14 million and $15 million on an undiscounted basis at December 31, 2013 and September 30, 2013, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were $2 million and less than $1 million in the first three months of fiscal 2014 and 2013, respectively.

Other Matters

We are subject to various other lawsuits, claims and contingent liabilities. In our opinion, although final disposition of some or all of these other suits and claims may impact our consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2013 - October 31, 2013	—	$—	—	1,636,167
November 1, 2013 - November 30, 2013	—	$—	—	1,636,167
December 1, 2013 - December 31, 2013	—	$—	—	1,636,167

Total	—		—

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the first quarter of fiscal 2014 we did not repurchase shares under this authorization.

Item 6.	Exhibits

Exhibit No.	Description

Exhibit 10.1+*	Cabot Corporation Deferred Compensation and Supplemental Retirement Plan, amended and restated January 1, 2014.

Exhibit 10.2+*	Cabot Corporation Non-Employee Directors’ Deferral Plan, amended and restated January 1, 2014.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three ended December 31, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012; (iii) the Consolidated Balance Sheets at December 31, 2013 and September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements, December 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 6, 2014	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 6, 2014	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit No.	Description

Exhibit 10.1+*	Cabot Corporation Deferred Compensation and Supplemental Retirement Plan, amended and restated January 1, 2014.

Exhibit 10.2+*	Cabot Corporation Non-Employee Directors’ Deferral Plan, amended and restated January 1, 2014.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012; (iii) the Consolidated Balance Sheets at December 31, 2013 and September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements, December 31, 2013.