Form 10-Q
period 2014-03-31
CABOT CORP
filed 2014-05-07
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of May 1, 2014 the Company had 64,485,689 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I.	Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(In millions, except share and per share amounts)
Net sales and other operating revenues	$898	$840	$1,796	$1,659
Cost of sales	722	697	1,441	1,369

Gross profit	176	143	355	290
Selling and administrative expenses	92	77	169	150
Research and technical expenses	16	16	31	33

Income from operations	68	50	155	107
Interest and dividend income	1	1	2	2
Interest expense	(13)	(16)	(27)	(32)
Other (expense) income	(8)	2	27	3

Income from continuing operations before income taxes and equity in earnings of affiliated companies	48	37	157	80
Provision for income taxes	(7)	(16)	(31)	(36)
Equity in (loss) earnings of affiliated companies, net of tax	(2)	3	—	6

Income from continuing operations	39	24	126	50
Loss from discontinued operations, net of tax	—	(1)	(1)	(3)

Net income	39	23	125	47
Net income (loss) attributable to noncontrolling interests, net of tax	3	(4)	9	—

Net income attributable to Cabot Corporation	$36	$27	$116	$47

Weighted-average common shares outstanding, in millions:
Basic	64.4	63.7	64.2	63.6

Diluted	65.1	64.4	65.0	64.3

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.56	$0.44	$1.81	$0.79
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)

Net income attributable to Cabot Corporation	$0.55	$0.43	$1.79	$0.74

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.55	$0.43	$1.79	$0.78
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)

Net income attributable to Cabot Corporation	$0.54	$0.42	$1.77	$0.73

Dividends per common share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(In millions)
Net income	$39	$23	$125	$47
Other comprehensive loss, net of tax
Foreign currency translation adjustment (net of tax of benefit of $-, $7, $1 and $14)	(8)	(36)	(29)	(22)
Unrealized holding gains arising during the period (net of tax of less than $1 million in all periods)	—	1	—	1
Pension and other postretirement credit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax of less than $1 million in all periods)	—	2	—	2
Amortization of net loss and prior service credit included in net periodic pension cost (net of tax benefit of $-, $1, $- and $-)	1	—	1	1

Other comprehensive loss	(7)	(33)	(28)	(18)

Comprehensive income (loss)	32	(10)	97	29
Net income (loss) attributable to noncontrolling interests	3	(4)	9	—
Noncontrolling interests foreign currency translation adjustment, net of tax	(1)	(1)	(2)	—

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	2	(5)	7	—

Comprehensive income (loss) attributable to Cabot Corporation	$30	$(5)	$90	$29

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2014	September 30, 2013
	(In millions)
Current assets:
Cash and cash equivalents	$89	$95
Accounts and notes receivable, net of reserve for doubtful accounts of $11 and $8	712	634
Inventories:
Raw materials	129	100
Work in process	3	2
Finished goods	364	309
Other	45	44

Total inventories	541	455
Prepaid expenses and other current assets	94	58
Notes receivable from sale of business	215	214
Deferred income taxes	34	36
Current assets held for sale	3	3

Total current assets	1,688	1,495

Property, plant and equipment, net	1,617	1,600
Goodwill	555	502
Equity affiliates	73	119
Intangible assets, net	358	308
Assets held for rent	55	49
Deferred income taxes	75	68
Other assets	58	83
Noncurrent assets held for sale	8	9

Total assets	$4,487	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2014	September 30, 2013
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable	$377	$264
Accounts payable and accrued liabilities	528	534
Income taxes payable	35	30
Deferred income taxes	3	2
Current portion of long-term debt	19	14

Total current liabilities	962	844

Long-term debt	1,023	1,020
Deferred income taxes	51	21
Other liabilities	273	265
Redeemable preferred stock	29	—
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,723,232 and 64,223,985 shares
Outstanding: 64,470,691 and 63,970,502 shares	65	64
Less cost of 252,541 and 253,483 shares of common treasury stock	(8)	(8)
Additional paid-in capital	51	39
Retained earnings	1,845	1,755
Deferred employee benefits	—	(2)
Accumulated other comprehensive income	77	103

Total Cabot Corporation stockholders’ equity	2,030	1,951
Noncontrolling interests	119	132

Total stockholders’ equity	2,149	2,083

Total liabilities and stockholders’ equity	$4,487	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2014	2013
	(In millions)
Cash Flows from Operating Activities:
Net income	$125	$47
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100	99
Impairment of assets	3	16
Deferred tax provision	(3)	7
Gain on existing investment in NHUMO	(29)	—
Loss on disposal of property, plant and equipment	2	2
Equity in earnings of affiliated companies	—	(6)
Non-cash compensation	8	10
Other	(2)	2
Changes in assets and liabilities:
Accounts and notes receivable	(52)	(8)
Inventories	(76)	(43)
Prepaid expenses and other current assets	(15)	(16)
Accounts payable and accrued liabilities	(14)	(74)
Income taxes payable	1	(30)
Other liabilities	4	(5)
Cash dividends received from equity affiliates	21	6
Other	(4)	(3)

Cash provided by operating activities	69	4

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(70)	(127)
Receipts from notes receivable from sale of business	—	30
Change in assets held for rent	(5)	(4)
Cash paid for acquisition of business, net of cash acquired of $7	(73)	—

Cash used in investing activities	(148)	(101)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	13	6
Repayments under financing arrangements	(6)	(8)
Proceeds from long-term debt, net of issuance costs	15	94
Repayments of long-term debt	(7)	(263)
Increase in notes payable, net	(5)	8
Proceeds from issuance of commercial paper, net	111	256
Proceeds from cash contributions received from noncontrolling stockholders	—	9
Purchases of common stock	(6)	(6)
Proceeds from sales of common stock	10	5
Cash dividends paid to noncontrolling interests	(10)	(6)
Cash dividends paid to common stockholders	(26)	(26)

Cash provided by financing activities	89	69

Effect of exchange rate changes on cash	(16)	(7)

Decrease in cash and cash equivalents	(6)	(35)
Cash and cash equivalents at beginning of period	95	120

Cash and cash equivalents at end of period	$89	$85

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

In November 2013, the Company purchased all of Grupo Kuo S.A.B. de C.V.’s (“KUO”) common stock in NHUMO, S.A. de C.V. (“NHUMO”), a carbon black joint venture between the Company and KUO in Mexico, which represented approximately 60% of the outstanding common stock of NHUMO (the “NHUMO transaction”). Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company. The financial position, results of operations and cash flows of NHUMO are included in the Company’s consolidated financial statements from the date of acquisition.

In March 2014, the Company entered into an agreement to sell its Security Materials business to SICPA SA (“SICPA”). The business is being accounted for as discontinued operations and the applicable assets of the business have been classified as held for sale in the Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013. The Consolidated Statements of Operations for all periods presented have been recast to reflect the Security Materials business in discontinued operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments for the periods presented. The Advanced Technologies reportable segment excludes the Security Materials business from all periods as the Company began reporting the business under discontinued operations.

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013

Reinforcement Materials	58%	56%	58%	58%
Performance Materials	28%	30%	27%	27%
Purification Solutions	9%	9%	9%	10%
Advanced Technologies	5%	5%	6%	5%

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

A significant portion of the revenue in the Specialty Fluids Business, included in Advanced Technologies, arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. The Company also generates revenue from cesium formate sold outside of a rental process and revenue is recognized upon delivery of the fluid.

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

Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Materials are considered separate reporting units. The goodwill balance relative to this segment is recorded in the Fumed Metal Oxides reporting unit within Performance Materials.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test the fair values of all of its reporting units were substantially in excess of their carrying values. The Company notes that the future growth in the Purification Solutions business, which had $469 million of goodwill at March 31, 2014, is highly dependent on the growth in the mercury removal portion of this business. This growth relies upon achieving the expected volumes and margins in the mercury removal portion of this business and significantly depends on the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $54 million and $55 million higher as of March 31, 2014 and September 30, 2013, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

Accumulated other comprehensive items in the accompanying Consolidated Balance Sheets consist of the following items net of tax:

	March 31,	September 30,
	2014	2013
	(Dollars in millions)

Foreign currency translation adjustments at beginning of period	$154	$167
Net foreign currency translation adjustments during the period	(27)	(13)

Balance at end of period	127	154
Unrealized gain on investments at beginning of period	2	—
Net unrealized gains during the period	—	2

Balance at end of period	2	2
Pension and other postretirement benefit plans at beginning of period	(53)	(75)
Net change in pension and other postretirement benefit plans during the period	1	22

Balance at end of period	(52)	(53)

Total accumulated other comprehensive income	$77	$103

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

In April 2014, the FASB issued a new standard related to the “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. Accordingly, the Company expects to adopt this standard beginning October 1, 2015, the beginning of the first quarter of its 2016 fiscal year. The impact of the adoption of this standard may have a material impact on the Company’s consolidated financial statements based on the nature of the future disposals.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

C. Acquisition of NHUMO

In November 2013, the Company purchased all of KUO’s common stock in the NHUMO joint venture, which represented approximately 60% of the outstanding common stock of the joint venture. Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company.

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preliminary purchase price was subject to a working capital adjustment calculation, which was finalized during the second quarter of fiscal 2014, and there were no adjustments. The preferred stock will accumulate dividends at a fixed rate of 6% annually and will be redeemable at the option of KUO or the Company for $25 million starting on the fifth anniversary of the acquisition date or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends will be contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long term liability. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements. Prior to closing, the Company received a $14 million dividend from NHUMO.

The Company incurred acquisition costs of approximately $1 million through March 31, 2014 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

The allocation of the purchase price set forth below was based on preliminary estimates of the fair value of assets acquired, liabilities assumed, and Cabot’s previously held equity interest in NHUMO as of the acquisition date. The Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting.

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

As a result of the acquisition, the Company recorded a gain of $29 million for the difference between the carrying value and the fair value of the previously held equity interest in NHUMO, which was included in Other (expense) income. The fair value of $54 million for the previously held equity interest was determined based on the fair value of Cabot’s pre-existing interest in NHUMO as adjusted for a control premium derived from synergies gained as a result of the Company obtaining control of NHUMO.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

As part of the preliminary purchase price allocation, the Company determined that a separately identifiable intangible asset was customer relationships in the amount of $57 million, which is being amortized over a period of 17 years. The Company estimated the fair value of the identifiable acquisition-related intangible asset based on projections of cash flows that will arise from the asset. The projected cash flows are discounted to determine the fair value of the asset at the date of acquisition. The determination of the fair value of the intangible asset acquired required the use of significant judgment with regard to (i) assumptions in the discounted cash flow model used and (ii) determination of the useful life of customer relationships.

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

D. Discontinued Operations and Notes Receivable from Sale of Business

In January 2012, the Company sold its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. The carrying value of the GAM Notes at March 31, 2014 was $215 million, which was presented as Notes receivable from sale of business on the Consolidated Balance Sheets. In the first week of April 2014, Cabot received the final payment on the GAM Notes in the amount of $215 million.

In March 2014, the Company entered into an agreement to sell its Security Materials business to SICPA, for approximately $20 million in cash. The sale is expected to close by the end of fiscal year 2014, pending regulatory approvals. The business is being accounted for as discontinued operations, and the applicable assets of the business have been classified as held for sale in the Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013. The Consolidated Statements of Operations for all periods presented have been recast to reflect the Security Materials business in discontinued operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations. The Company’s Consolidated Statements of Cash Flows include the cash flows from both continuing and discontinued operations.

The following table summarizes the results from discontinued operations during the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)

Net sales and other operating revenues	$2	$2	$3	$3

Loss from operations before income taxes	(1)	(1)	(2)	(5)
Benefit from income taxes	1	—	1	2

Loss from discontinued operations, net of tax	$—	$(1)	$(1)	$(3)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

The following table summarizes the assets held for sale in the Company’s Consolidated Balance Sheets:

	March 31, 2014	September 30, 2013
	(Dollars in millions)
Assets
Inventories	3	3

Total current assets held for sale	$3	$3

Property, plant and equipment, net	4	5
Goodwill	2	2
Intangible assets, net	2	2

Total noncurrent assets held for sale	$8	$9

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$3	$2	$3	$—	$—	$—	$—
Interest cost	2	4	1	3	—	—	—	—
Expected return on plan assets	(2)	(5)	(2)	(4)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—

Net periodic benefit cost	$—	$3	$1	$3	$—	$—	$(1)	$—

	Six Months Ended March 31
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$5	$3	$5	$—	$—	$—	$—
Interest cost	4	8	3	7	1	—	1	—
Expected return on plan assets	(5)	(10)	(5)	(9)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(2)	—
Amortization of actuarial loss	—	2	1	2	—	—	—	—

Net periodic benefit cost	$—	$5	$2	$5	$—	$—	$(1)	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $555 million and $502 million at March 31, 2014 and September 30, 2013, respectively. Goodwill of $2 million which was presented under the Advanced Technologies reportable segment as of September 30, 2013 has been reclassified to Assets held for sale in the Company’s Consolidated Balance Sheets for all periods presented as a result of the pending divestiture of the Security Materials business discussed in Note D. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended March 31, 2014 are as follows:

	Reinforcement Materials	Performance Materials	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2013	$25	$11	$466	$502
Goodwill acquired(1)	51	—	—	51
Foreign currency impact	(1)	—	3	2

Balance at March 31, 2014	$75	$11	$469	$555

(1)	Goodwill acquired relates to the NHUMO transaction as described in Note C.

Goodwill impairment tests are performed at least annually. The Company performed its last annual impairment assessment as of May 31, 2013 and determined there was no impairment.

Net intangible assets of $2 million which were presented as other intangible assets as of September 30, 2013 have been reclassified to Assets held for sale in the Company’s Consolidated Balance Sheets for all periods presented as a result of the pending divestiture of the Security Materials business discussed in Note D. The following table provides information regarding the Company’s intangible assets:

	March 31, 2014			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)

Intangible assets with finite lives
Developed technology	$156	$(13)	$143	$154	$(9)	$145
Customer relationships(1)	170	(12)	158	113	(7)	106

Total intangible assets, finite lives	$326	$(25)	$301	$267	$(16)	$251
Trademarks, indefinite lives	57	—	57	57	—	57

Total intangible assets	$383	$(25)	$358	$324	$(16)	$308

(1)	The change in the gross carrying value of the Customer relationships intangible asset is primarily due to the NHUMO transaction as described in Note C.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from six to twenty years, with a weighted average amortization period of approximately 19 years. Amortization expense for the three months ended March 31, 2014 and 2013 was $5 million and $3 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the six months ended March 31, 2014 and 2013 was $9 million and $6 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $18 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its last annual impairment assessment as of May 31, 2013, and determined there was no impairment.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. During the first six months of both fiscal 2014 and 2013, Cabot repurchased 379 shares of its common stock under this authorization. As of March 31, 2014, approximately 1.6 million shares remain available for repurchase under the current authorization.

During the six months ended March 31 of both fiscal 2014 and 2013, Cabot paid cash dividends to common stockholders of $26 million in the aggregate.

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2014	2013
	(Dollars in millions)
Balance at September 30	$132	$126
Net income attributable to noncontrolling interests	9	—
Noncontrolling interest foreign currency translation adjustment	(2)	—
Contribution from noncontrolling interests	—	9
Noncontrolling interest dividends	(20)	(13)

Balance at March 31	$119	$122

H. Accumulated Other Comprehensive Income

Comprehensive income combines net income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of Accumulated other comprehensive income, net of tax, are as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(Dollars in millions)

Balance at September 30, 2013, attributable to Cabot Corporation	$154	$2	$(53)	$103

Other comprehensive loss before reclassifications	(29)	—	—	(29)
Amounts reclassified from accumulated other comprehensive income	—	—	1	1

Net other comprehensive items	(29)	—	1	(28)

Balance at March 31, 2014	125	2	(52)	75

Less: Noncontrolling interest	(2)	—	—	(2)

Balance at March 31, 2014, attributable to Cabot Corporation	$127	$2	$(52)	$77

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

The amounts reclassified out of Accumulated other comprehensive income and into the Statement of Operations for the six months ended March 31, 2014 and 2013 are as follows:

		Six Months Ended March 31,
	Affected Line Item in the Consolidated Statements of Operations	2014	2013
		(Dollars in millions)

Pension and other postretirement benefit liability adjustment

Amortization of actuarial losses	Net Periodic Benefit Cost - see Note E for details	$2	$3

Amortization of prior service cost	Net Periodic Benefit Cost - see Note E for details	(1)	(2)

Total before tax		1	1

Tax impact	Provision for income taxes	—	—

Total after tax		$1	$1

I. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2014.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)

Reinforcement Materials	$202	$321	$300	$186	$178	$2,795	$3,982
Performance Materials	23	39	33	30	30	236	391
Advanced Technologies	1	2	1	1	1	—	6
Purification Solutions	15	16	9	9	9	16	74

Total	$241	$378	$343	$226	$218	$3,047	$4,453

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

March 31, 2014

UNAUDITED

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of March 31, 2014 and September 30, 2013, Cabot had $17 million and $5 million, respectively, reserved for environmental matters, substantially all of which is accounted for on an undiscounted basis. These matters mainly relate to closed sites. During the three months ended March 31, 2014, additional information related to required environmental actions became available, resulting in the recognition of a $13 million liability as the cost of these actions became probable and estimable. These reserves represent Cabot’s best estimates of the probable costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $1 million in the first six months of both fiscal 2014 and 2013. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s reserves relate to environmental issues that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of March 31, 2014 and September 30, 2013, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At March 31, 2014 and September 30, 2013, the reserve was $9 million and $11 million, respectively, on a discounted basis ($13 million and $15 million on an undiscounted basis at March 31, 2014 and September 30, 2013, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2065. Cash payments related to this liability were $2 million and $1 million in the first six months of fiscal 2014 and 2013, respectively.

Other

The Company is subject to various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

During the three months ended March 31, 2014, Cabot reached a bilateral agreement with the tax authorities in the U.S. and Canada that covered the fiscal years 2001 through 2012, resulting in a $6 million net benefit. In addition, Cabot expects to recover prepaid taxes of approximately $16 million from the Canadian government during fiscal 2014.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

K. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$36	$27	$116	$47
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—	1	—

Earnings allocated to common shareholders (numerator)	$36	$27	$115	$47

Weighted average common shares and participating securities outstanding	65.0	64.3	64.8	64.2
Less: Participating securities(1)	0.6	0.6	0.6	0.6

Adjusted weighted average common shares (denominator)	64.4	63.7	64.2	63.6

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.56	$0.44	$1.81	$0.79
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)

Net income attributable to Cabot Corporation	$0.55	$0.43	$1.79	$0.74

Diluted EPS:
Earnings allocated to common shareholders	$36	$27	$115	$47
Plus: Earnings allocated to participating securities	—	—	1	—
Less: Adjusted earnings allocated to participating securities(2)	—	—	(1)	—

Earnings allocated to common shareholders (numerator)	$36	$27	$115	$47

Adjusted weighted average common shares outstanding	64.4	63.7	64.2	63.6
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.7	0.8	0.7

Adjusted weighted average common shares (denominator)	65.1	64.4	65.0	64.3

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.55	$0.43	$1.79	$0.78
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)

Net income attributable to Cabot Corporation	$0.54	$0.42	$1.77	$0.73

(1)	Participating securities consist of shares of unvested restricted stock and unvested time-based restricted stock units.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$36	$27	$116	$47
Less: Dividends declared on common stock	13	13	26	26
Less: Dividends declared on participating securities	—	—	—	—

Undistributed earnings	$23	$14	$90	$21

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$23	$14	$89	$21
Undistributed earnings allocated to participating shareholders	—	—	1	—

Undistributed earnings	$23	$14	$90	$21

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)	Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2014, 203,019 and 220,866 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2013, 308,000 and 418,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

L. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Cost of sales	$5	$18	$9	$21
Selling and administrative expenses	11	1	12	3

Total	$16	$19	$21	$24

Details of these restructuring activities and the related reserves during the three months ended March 31, 2014 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at December 31, 2013	$4	$2	$—	$2	$8
Charges	13	1	1	1	16
Cash paid	(1)	(1)	(1)	(1)	(4)

Reserve at March 31, 2014	$16	$2	$—	$2	$20

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

Details of these restructuring activities and the related reserves during the six months ended March 31, 2014 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2013	$7	$2	$—	$1	$10
Charges	14	1	3	3	21
Costs charged against assets / liabilities	—	—	(3)	—	(3)
Cash paid	(5)	(1)	—	(2)	(8)

Reserve at March 31, 2014	$16	$2	$—	$2	$20

Shared Service Center Transition

In January 2014, the Company announced its intention to open a new Europe, Middle East and Africa (“EMEA”) Shared Service Center in Riga, Latvia, and to close its Leuven, Belgium site, subject to the Belgian information and consultation process. These proposed actions were developed following an extensive evaluation of the Company’s shared service capabilities in the EMEA region and a determination that the proposed future EMEA Shared Service Center will enable the Company to provide the highest quality of service at the most competitive cost.

The Company has recorded $14 million of pre-tax cash charges during the three months ended March 31, 2014 related to this plan, comprised primarily of employee severance. The Company expects that the majority of actions related to the transition of the shared service center will occur in calendar 2014 and result in total pre-tax cash charges between $22 million and $26 million. Through March 31, 2014, the Company has made $1 million in cash payments related to this plan, mainly related to transition costs, and expects to make cash payments of $7 million in the second half of fiscal 2014 and the remainder (between $14 million and $18 million) in fiscal 2015.

As of March 31, 2014, Cabot has $13 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure which is mainly comprised of accrued severance charges.

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

The Company has recorded pre-tax charges of $2 million and $16 million in the six months ended March 31, 2014 and 2013, respectively, related to this closure and $1 million and $16 million for the three months ended March 31, 2014 and 2013, respectively. Fiscal 2013 costs were comprised of asset impairment charges whereas fiscal 2014 charges are comprised primarily of site demolition, clearing and environmental remediation.

Through March 31, 2014, the consolidated joint venture has recorded pre-tax restructuring costs of approximately $20 million comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49%) are recorded within Net income (loss) attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations.

The Company expects that the majority of actions related to closure of the plant will be completed in fiscal 2014 and result in total pre-tax charges to the consolidated joint venture of approximately $23 million. The expected charges are comprised of asset impairments and accelerated depreciation of $15 million, site demolition, clearing and environmental remediation of $5 million, severance charges of $2 million, and other closure related charges of $1 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

Cumulative net cash outlays related to this plan are expected to be approximately $8 million comprised primarily of $5 million for site demolition, clearing and environmental remediation, $2 million for severance, and $1 million for other closure related charges. Through March 31, 2014, CMSB has made approximately $3 million in cash payments related to this plan related mainly to severance and site demolition and clearing costs.

CMSB expects to make net cash payments of $5 million during the remainder of fiscal 2014 mainly comprised of site demolition, clearing and environmental remediation costs. These amounts exclude any proceeds that may be received from the sale of land or other manufacturing assets.

As of March 31, 2014, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure which is mainly comprised of accrued severance charges.

Other Activities

The Company has recorded pre-tax charges of approximately $4 million and $6 million during the first six months of fiscal 2014 and fiscal 2013, respectively, and less than $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively, related to restructuring activities at several other locations. Fiscal 2014 charges are comprised mainly of accelerated depreciation and asset write-offs whereas fiscal 2013 costs are comprised mainly of severance-related charges. The Company anticipates recording additional charges of $2 million during the remainder of fiscal 2014 and thereafter related to these actions.

Through March 31, 2014, Cabot has made cash payments of $15 million related to these activities and expects to pay $3 million in the remainder of fiscal 2014 and thereafter mainly for severance and other closure related costs at the impacted locations.

As of March 31, 2014, Cabot has $1 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India, Stanlow, U.K. and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $163 million related to these plans as of March 31, 2014 comprised of $67 million for severance charges, $65 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $22 million of other closure related charges partially offset by gains on asset sales of $1 million. These amounts do not include any gain that may be recorded if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong or its land in the U.K.

Pre-tax restructuring expenses related to these plans were approximately $1 million and $2 million during the first six months of fiscal 2014 and 2013, respectively, and approximately $1 million in the three months ended March 31, 2014 and 2013, respectively.

Beginning in fiscal 2009, Cabot has made net cash payments of $84 million related to these plans and expects to pay an additional $4 million in the remainder of fiscal 2014 and thereafter. The remaining payments consist mainly of environmental, severance, and other closure related costs. These amounts do not include any proceeds that may be received if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong or its land in the U.K.

As of March 31, 2014, Cabot has $4 million of accrued environmental, severance, and other closure related costs in the Consolidated Balance Sheets related to these activities.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first six months of both fiscal 2014 and 2013.

The GAM Notes as described in Note D are carried at amortized cost and the carrying value was $215 million at March 31, 2014, which was equivalent to their fair value. The Notes were paid in full in the first week of April 2014.

At March 31, 2014 and September 30, 2013, the fair value of Guaranteed investment contracts, included in Other assets in the Consolidated Balance Sheets, was $15 million and $14 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on the other observable inputs.

At March 31, 2014 and September 30, 2013, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable approximated their carrying values due to the short-term nature of these instruments. The carrying value of the long-term fixed rate debt was $958 million and $971 million, at March 31, 2014 and September 30, 2013, respectively. The fair value of the long-term fixed rate debt was $1.01 billion at both March 31, 2014 and September 30, 2013. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

N. Derivatives

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both March 31, 2014 and September 30, 2013, there were no derivatives held to manage interest rate risk.

Foreign Currency Risk Management

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Cabot endeavors to match the currency in which debt is issued to the currency of the Company’s major, stable cash receipts. In some situations Cabot may issue debt denominated in U.S. dollars and enter into cross currency swaps that exchange the dollar principal and interest payments into a currency where the Company expects long-term, stable cash receipts.

Additionally, the Company has foreign currency exposure arising from its net investments in foreign operations. Cabot may enter into cross-currency swaps to mitigate the impact of currency rate changes on the Company’s net investments.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of March 31, 2014 and September 30, 2013 to manage foreign currency risk:

Notional Amount
Description	Borrowing	March 31, 2014	September 30, 2013	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 41 million	USD 31 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Brazilian real, British pound sterling, Chinese renminbi, Czech koruna, and Indian rupee.

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

For the three and six months ended March 31, 2014 there were no derivatives designated as hedges. For both the three and six months ended March 31, 2013, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

During the three and six months ended March 31, 2014, Cabot recognized in earnings through Other (expense) income within the Consolidated Statements of Operations losses of $2 million and $4 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

For the three and six months ended March 31, 2013, losses of $6 million and $2 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through Other (expense) income within the Consolidated Statements of Operations, were offset by gains of $7 million and $3 million, for the three and six months ended March 31, 2013, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and six months ended March 31, 2013, Cabot recognized in earnings through Other (expense) income within the Consolidated Statements of Operations gains of $3 million and $9 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

For both March 31, 2014 and September 30, 2013, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

O. Venezuela

Cabot owns 49% of an operating Carbon Black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2014, these subsidiaries carried the operating affiliate investment of $20 million and held 20 million bolivars (less than $1 million) in cash.

During the six months ended March 31, 2014 and 2013, the operating affiliate declared dividends in the amount of $4 million and $2 million, respectively, which were paid in U.S. dollars and repatriated to the Company’s wholly owned subsidiaries.

During the second quarter of fiscal 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan Bolivars to U.S. dollars. In March 2014, the Venezuelan government created a currency exchange mechanism referred to as SICAD 2 (Supplementary System for the Administration of Foreign Currency) and allowed its use by all entities for all transactions. The exchange rate on March 31, 2014 under SICAD 2 was 50.8 bolivars to the U.S. dollar (B/$) compared to the previously used official exchange rate of 6.3 B/$. A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into Bolivars. Since the exchange rate that was made available to the Company when converting these dollars into Bolivars was 50.8B/$, the operating affiliate remeasured its bolivar denominated monetary accounts at this rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2014. Cabot’s share of the loss was approximately $1 million, which was included within the Equity in (loss) earnings of affiliated companies line of the Consolidated Statements of Operations.

In addition, the Company remeasured the bolivar denominated monetary accounts in its wholly owned subsidiaries at the SICAD 2 rate as it was determined that this exchange mechanism is applicable to these subsidiaries. This resulted in the recognition of a $2 million loss in the second quarter of fiscal 2014, which was recorded within Other (expense) income within the Consolidated Statements of Operations. The Company also recognized a tax benefit of $2 million from a reduction in its bolivar denominated deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings.

From a segment reporting perspective, the net impact of the devaluation to the Company’s Consolidated Statements of Operations was $1 million in the second quarter of fiscal 2014.

The operating entity has been profitable historically and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment.

The Company closely monitors its ability to convert its bolivar holdings into U.S. dollars, as the Company intends to convert substantially all bolivars held by its wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the SICAD 2 rate or opening of additional parallel markets could lead the Company to change the exchange rate it uses and result in gains or losses on the bolivar denominated assets held by its wholly owned subsidiaries.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The Company has combined and disclosed four of its operating segments (Specialty Fluids, Inkjet, Aerogel and Elastomer Composites) into an other reportable segment labeled “Advanced Technologies”. The Security Materials business was previously included in the Advanced Technologies reportable segment. During the second quarter of fiscal 2014, as discussed in Note D, the Company reached an agreement to sell its Security Materials business. Accordingly, results of the Security Materials business for all periods presented have been recast as discontinued operations.

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below on the line entitled Income (loss) from continuing operations before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in net income of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income (loss) attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated (expense) income and unallocated corporate costs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

Prior year Purification Solutions Segment EBIT has been adjusted to include an allocation of corporate administrative and functional support costs, which were previously reflected in unallocated corporate costs and other segment results. Beginning in the second quarter of fiscal 2014, a reclassification has been made in the Purification Solutions segment information in order to align the presentation of shipping and handling costs on customer sales with the rest of the Company’s businesses. The reclassification was made between Purification Solutions and Unallocated and other to include the shipping and handling costs in Revenues from external customers. There is no impact on Segment EBIT as a result of the reclassification. Historical periods have been adjusted to reflect this reclassification.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)

Three Months Ended March 31, 2014
Revenues from external customers(2)	$504	$249	$48	$80	$881	$17	$898
Income (loss) from continuing operations before taxes(3)	$61	$47	$12	$(4)	$116	$(68)	$48

Three Months Ended March 31, 2013
Revenues from external customers(2)	$459	$243	$39	$75	$816	$24	$840
Income (loss) from continuing operations before taxes(3)	$42	$37	$8	$—	$87	$(50)	$37

Six Months Ended March 31, 2014
Revenues from external customers(2)	$1,021	$466	$112	$152	$1,751	$45	$1,796
Income (loss) from continuing operations before taxes(3)	$125	$81	$37	$(13)	$230	$(73)	$157

Six Months Ended March 31, 2013
Revenues from external customers(2)	$934	$439	$76	163	$1,612	$47	$1,659
Income (loss) from continuing operations before taxes(3)	$92	$64	$16	5	$177	$(97)	$80

(1)	Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

(2)	Unallocated and Other reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable.	$(12)	$—	$(12)	$(3)
Shipping and handling costs	29	24	57	50

Total	$17	$24	$45	$47

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)
Interest expense	$(13)	$(16)	$(27)	$(32)
Total certain items, pre-tax(a)	(36)	(20)	(12)	(39)
Equity in earnings of affiliated companies, net of tax(b)	—	(3)	(2)	(6)
Unallocated corporate costs(c)	(16)	(13)	(29)	(25)
General unallocated (expense) income(d)	(3)	2	(3)	5

Total	$(68)	$(50)	$(73)	$(97)

(a)	Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended March 31, 2014 include $16 million related to global restructuring activities, $6 million of foreign currency loss on revaluations and $14 million related to legal and environmental matters and reserves. Certain items, pre-tax, for the six months ended March 31, 2014 include $21 million related to global restructuring activities, $5 million for acquisition and integration-related charges (consisting of $3 million for certain other one-time integration costs and $2 million of additional charges related to acquisition accounting adjustments for the acquired inventory of NHUMO) and $15 million for legal and environmental matters and reserves offset by a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. Certain items, pre-tax, for the three months ended March 31, 2013 include $19 million related to global restructuring activities and $2 million for acquisition and integration-related charges offset by $1 million of foreign currency gain on revaluation. Certain items, pre-tax, for the six months ended March 31, 2013 include $24 million related to global restructuring activities and $16 million for acquisition and integration-related charges (consisting of $5 million for certain other one-time integration costs and $11 million of charges related to acquisition accounting adjustments for the acquired inventory) offset by $1 million of foreign currency gain on revaluation.

(b)	Equity in earnings of affiliated companies, net of tax, is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from continuing operations before taxes.

(c)	Unallocated corporate costs are not controlled by the operating segments and primarily benefit corporate interests.

(d)	General unallocated (expense) income consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions Segment EBIT.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds Business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides Business). The net sales from each of these businesses for the three and six months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)
Specialty Carbons and Compounds	$172	$173	$320	$305
Fumed Metal Oxides	77	70	146	134

Total Performance Materials	$249	$243	$466	$439

The net sales from each of the Advanced Technologies businesses are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)
Inkjet Colorants	$14	$12	$29	$28
Aerogel	1	3	6	8
Elastomer Composites	8	4	24	12
Specialty Fluids	25	20	53	28

Total Advanced Technologies	$48	$39	$112	$76

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the relative size of the revenue recognized in each of our reportable segments for the periods presented. The Advanced Technologies reportable segment excludes the Security Materials business from all periods as we began reporting the business under discontinued operations.

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013

Reinforcement Materials	58%	56%	58%	58%
Performance Materials	28%	30%	27%	27%
Purification Solutions	9%	9%	9%	10%
Advanced Technologies	5%	5%	6%	5%

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

Intangible Assets and Goodwill

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Materials are considered separate reporting units. The goodwill balance relative to this segment is recorded in the Fumed Metal Oxides reporting unit within Performance Materials.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, we may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test the fair values of all of our reporting units were substantially in excess of their carrying values. We note that the future growth in the Purification Solutions business, which had $469 million of goodwill at March 31, 2014, is highly dependent on the growth in the mercury removal portion of this business. This growth relies upon achieving the expected volumes and margins in the mercury removal portion of this business and significantly depends on the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $54 million and $55 million higher as of March 31, 2014 and September 30, 2013, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

Overview

During the second quarter of fiscal 2014, Income from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the second quarter of fiscal 2013 largely due to higher volumes as demand in our key end markets improved and from the addition of new carbon black capacity in China and Mexico.

During the first six months of fiscal 2014, Income from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the first six months of fiscal 2013 largely due to higher volumes and a gain recognized on our pre-existing equity investment in our carbon black joint venture in Mexico, NHUMO, S.A. de C.V. (“NHUMO”), with Grupo Kuo S.A.B. de C.V. (“KUO”), from our acquisition during the first quarter of fiscal 2014 of KUO’s common stock interest in NHUMO. See Note C to our consolidated financial statements for details of the NHUMO transaction.

Second Quarter and First Six Months Fiscal 2014 versus Second Quarter and First Six Months Fiscal 2013—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$898	$840	$1,796	$1,659
Gross profit	$176	$143	$355	$290

The $58 million increase in net sales from the second quarter of fiscal 2013 to the second quarter of fiscal 2014 was due primarily to higher volumes ($80 million) partially offset by a less favorable price and product mix (combined $13 million) and an unfavorable impact from foreign currency translation ($5 million). For the first six months of fiscal 2014, net sales increased by $137 million when compared to the same period of fiscal 2013. The increase was driven primarily by higher volumes ($185 million) partially offset by a less favorable price and product mix (combined $39 million) and an unfavorable impact from foreign currency translation ($12 million).

Gross profit increased by $33 million in the second quarter of fiscal 2014 and by $65 million in the first six months of fiscal 2014 when compared to the same periods of fiscal 2013 primarily due to higher volumes.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Selling and administrative expenses	$92	$77	$169	$150

Selling and administrative expenses increased by $15 million in the second quarter of fiscal 2014 and $19 million in the first six months of fiscal 2014 when compared to the same periods of fiscal 2013. The increases in both periods were principally driven by higher expenses related to restructuring actions taken in our Europe, Middle East and Africa (“EMEA”) shared service center, the addition of NHUMO, and higher costs associated with corporate projects.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Research and technical expenses	$16	$16	$31	$33

Research and technical expenses was consistent in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013. Research and technical expenses decreased by $2 million in the first six months of fiscal 2014 when compared to the same period of fiscal 2013. The decrease was driven by lower costs from restructuring-related activities undertaken in the prior year.

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Interest and dividend income	$1	$1	$2	$2
Interest expense	$13	$16	$27	$32
Other (expense) income	$(8)	$2	$27	$3

Interest and dividend income was consistent in both the second quarter and first six months of fiscal 2014 as compared to the same periods in fiscal 2013.

Interest expense decreased by $3 million in the second quarter and by $5 million during the first six months of fiscal 2014 when compared to the same periods in fiscal 2013 due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate.

Other (expense) income in the second quarter decreased by $10 million due principally to an unfavorable comparison of foreign currency movements ($9 million) driven primarily by the devaluations of the Venezuelan bolivar and Argentinian peso during the second quarter of fiscal 2014. In the first six months of fiscal 2014, Other (expense) income increased by $24 million as compared to the same period in fiscal 2013 due primarily to a gain recognized on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction. This gain was partially offset by an unfavorable comparison of foreign currency movements ($3 million).

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Provision for income taxes	$7	$16	$31	$36

Effective tax rate	14%	43%	20%	45%
Impact of discrete tax items:
(1) Unusual or infrequent items	1%	(9%)	—%	(13%)
(2) Items related to uncertain tax positions	11%	7%	4%	3%
(3) Other discrete tax items	(3%)	4%	(1%)	—%
Impact of certain items	5%	(18%)	5%	(8%)

Operating tax rate	28%	27%	28%	27%

During the second quarter of fiscal 2014, we recorded a tax provision of $7 million, resulting in an effective tax rate of 14%. This amount included net discrete tax benefits of $4 million. The operating rate for the second quarter of fiscal 2014 was 28%. During the second quarter of fiscal 2013, we recorded a tax provision of $16 million, resulting in an effective tax rate of 43%. This amount included a net discrete tax charge of less than $1 million. The operating tax rate for the second quarter of fiscal 2013 was 27%. The increase in the operating tax rate in the second quarter of fiscal 2014 is primarily due to the expiration of the research and experimentation credit in the U.S. and a change in our geographic mix of earnings.

For the first six months of fiscal 2014, we recorded a tax provision of $31 million, resulting in an effective tax rate of 20%. This amount included net discrete benefits of $3 million. For the first six months of fiscal 2013, we recorded a net tax provision of $36 million, resulting in an effective tax rate of 45%. This amount included a net discrete tax charge of $7 million. The decrease in the effective tax rate in the first six months of fiscal 2014 is primarily due to a non-taxable gain of $29 million recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. This gain is reported as a certain item. See Note C of the consolidated financial statements for details of the transaction. The increase in the operating tax rate for the first six months of fiscal 2014 is primarily due to the expiration of the research and experimentation credit in the U.S. and a change in our geographic mix of earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2014, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2014 to be approximately 28%.

Equity in (Loss) Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Equity in (loss) earnings of affiliated companies, net of tax	$(2)	$3	$—	$6
Net income (loss) attributable to noncontrolling interests, net of tax	$3	$(4)	$9	$—

Equity in (loss) earnings of affiliated companies, net of tax, decreased $5 million in the second quarter and $6 million in the first six months of fiscal 2014 when compared to the same periods of fiscal 2013. The declines in both periods were due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate, including the unfavorable impact on monetary assets from the devaluation of the Venezuelan bolivar.

Net income (loss) attributable to noncontrolling interests, net of tax, increased $7 million in the second quarter of fiscal 2014 and $9 million in the first six months of fiscal 2014 as compared to the same periods of fiscal 2013. The increases in both comparative periods were due to higher profitability of our joint ventures and charges associated with our 2013 restructuring in Malaysia that did not repeat in fiscal 2014.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2014, we reported net income attributable to Cabot Corporation of $36 million and $116 million, respectively ($0.54 and $1.77 per diluted common share, respectively). This is compared to $27 million and $47 million, respectively ($0.42 and $0.73 per diluted common share, respectively) in the second quarter and first six months of fiscal 2013.

Second Quarter Fiscal 2014 versus Second Quarter Fiscal 2013—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for the three and six months ended March 31, 2014 and 2013 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note P of our consolidated financial statements.

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Total segment EBIT	$116	$87	$230	$177
Certain items	(36)	(20)	(12)	(39)
Other unallocated items	(32)	(30)	(61)	(58)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	$48	$37	$157	$80

In the second quarter of fiscal 2014, total segment EBIT increased by $29 million when compared to the same period of fiscal 2013. The increase was principally driven by higher volumes ($29 million), higher unit margins ($11 million), higher royalties and technology payments in Elastomer Composites ($4 million) and a favorable impact of foreign currency translation ($3 million). These improvements were partially offset by higher fixed costs ($16 million) driven by costs from new capacity in the Reinforcement Materials segment. Equity in earnings of affiliated companies decreased ($5 million) due to the consolidation of earnings following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate.

In the first six months of fiscal 2014, total segment EBIT increased by $53 million when compared to the same period of fiscal 2013. The increase was principally driven by higher volumes ($72 million), higher unit margins ($9 million) and higher royalties and technology payments in Elastomer Composites ($9 million). These improvements were partially offset by higher fixed costs ($36 million) driven by costs from new capacity in the Reinforcement Materials segment and higher maintenance costs in the Purification Solutions segment. Equity in earnings of affiliated companies decreased ($6 million) due to the consolidation of earnings following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate.

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2014 and 2013 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Global restructuring activities	$(16)	$(19)	$(21)	$(24)
Acquisition and integration-related charges	—	(2)	(5)	(16)
Foreign currency (loss) gain on revaluations	(6)	1	—	1
Gain on existing investment in NHUMO	—	—	29	—
Legal and environmental matters and reserves	(14)	—	(15)	—

Total certain items, pre-tax	(36)	(20)	(12)	(39)

Tax-related certain items
Tax impact of certain items	13	(1)	14	5
Tax impact of certain foreign exchange losses	—	(5)	—	(12)
Discrete tax items	4	5	3	5

Total tax-related certain items	17	(1)	17	(2)

Total certain items after tax	$(19)	$(21)	$5	$(41)

Certain items for the second quarter and first six months of fiscal 2014 include charges related to restructuring activities, acquisition and integration-related charges, foreign currency impacts on revaluations, a gain recognized on our existing equity investment in NHUMO, legal and environmental matters and reserves and tax certain items. Details of restructuring activities are included in Note L of the consolidated financial statements. Acquisition and integration-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments, and other expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. Details of the gain recognized on our existing equity investment in NHUMO are included in Note C of the consolidated financial statements. A discussion of legal and environmental matters and reserves is included in Note I of the consolidated financial statements. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Interest expense	$(13)	$(16)	$(27)	$(32)
Equity in earnings of affiliated companies	—	(3)	(2)	(6)
Unallocated corporate costs	(16)	(13)	(29)	(25)
General unallocated (expense) income	(3)	2	(3)	5

Total other unallocated items	$(32)	$(30)	$(61)	$(58)

Costs from total other unallocated items increased by $2 million in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013. The increase was driven by a $5 million increase in General unallocated (expense) income primarily due to the unfavorable comparison of foreign currency transactions ($3 million) and $3 million higher Unallocated corporate costs associated with corporate projects. These increases were partially offset by $3 million lower equity in earnings of affiliated companies, net of tax, due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate. Interest expense also decreased by $3 million due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate.

In the first six months of fiscal 2014, costs from Total other unallocated items increased by $3 million when compared to the same period of fiscal 2013. The increase was driven by a $8 million increase in General unallocated (expense) income primarily due to the unfavorable comparison of foreign currency transactions ($4 million) and $4 million higher Unallocated corporate costs associated with corporate projects. These increases were partially offset by $4 million lower equity in earnings of affiliated companies, net of tax, due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate. Interest expense also decreased by $5 million due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2014 and fiscal 2013 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Reinforcement Materials Sales	$504	$459	$1,021	$934
Reinforcement Materials EBIT	$61	$42	$125	$92

In the second quarter of fiscal 2014, sales in Reinforcement Materials increased by $45 million when compared to the second quarter of fiscal 2013. The increase was principally driven by the impact of higher volumes ($67 million) partially offset by a less favorable price and product mix (combined $15 million) and an unfavorable impact from foreign currency translation ($6 million). In the first six months of fiscal 2014, sales in Reinforcement Materials increased by $87 million when compared to the first six months of fiscal 2013. The increase was principally driven by higher volumes ($139 million) partially offset by a less favorable price and product mix (combined $37 million) and an unfavorable impact from foreign currency translation ($15 million). Higher volumes in both comparative periods were due to improved carbon black demand and the addition of new capacity in China and Mexico. The less favorable price and product mix in both comparative periods were primarily due to price adjustments to customers for decreases in raw material costs.

EBIT in Reinforcement Materials increased by $19 million in the second quarter of fiscal 2014 when compared to the same period of fiscal 2013. The increase was principally driven by 15% higher volumes ($22 million) and favorable unit margins ($8 million) partially offset by higher fixed costs ($11 million). For the first six months of fiscal 2014 when compared to the same period of fiscal 2013, Reinforcement Materials EBIT increased by $33 million driven principally by higher volumes ($45 million) and favorable unit margins ($7 million) partially offset by higher fixed costs ($20 million). Higher volumes in both comparative periods were due to improved carbon black demand and the addition of new capacity in China and Mexico. Favorable unit margins in both comparative periods were most notably due to raw material purchasing savings and the benefits from energy efficiency investments. Higher fixed costs for both comparative periods were primarily associated with new carbon black capacity in China and Mexico.

Performance Materials

Sales and EBIT for Performance Materials for the second quarter and first six months of fiscal 2014 and fiscal 2013 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Specialty Carbons and Compounds Sales	$172	$173	$320	$305
Fumed Metal Oxides Sales	77	70	146	134

Performance Materials Sales	$249	$243	$466	$439

Performance Materials EBIT	$47	$37	$81	$64

In the second quarter of fiscal 2014, sales for Performance Materials increased by $6 million when compared to the second quarter of fiscal 2013. The increase was due to higher volumes ($7 million) and the favorable impact of foreign currency translation ($2 million) partially offset by a less favorable price and product mix (combined $2 million). Volumes in Specialty Carbons and Compounds increased by 3% and volumes in Fumed Metal Oxides increased by 4%. During the first six months of fiscal 2014, sales in Performance Materials increased by $27 million primarily due to the higher volumes ($32 million) and a favorable impact of foreign currency translation ($4 million) partially offset by a less favorable price and product mix (combined $8 million). Higher volumes in both comparative periods were due to improved demand in our key end markets. The less favorable price and product mix in both comparative periods were primarily due to price adjustments to customers that coincided with decreases in raw material costs in our Specialty Carbons and Compounds business.

EBIT in Performance Materials increased by $10 million in the second quarter of fiscal 2014 when compared to the same quarter of fiscal 2013 principally due to higher volumes ($4 million), favorable unit margins ($4 million) and the favorable impact of foreign currency translation ($1 million). For the first six months of fiscal 2014, EBIT was $17 million higher when compared to the first six months of fiscal 2013 driven by higher volumes ($17 million). Higher volumes in both comparative periods were due to improved demand in our key end markets. The favorable unit margins in the second quarter of fiscal 2014 when compared to the second quarter of fiscal 2013 were primarily due to improved pricing and product mix in our Fumed Metal Oxides business.

Advanced Technologies

Sales and EBIT for Advanced Technologies for the second quarter and first six months of fiscal 2014 and 2013 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Inkjet Colorants	$14	$12	$29	$28
Aerogel	1	3	6	8
Elastomer Composites	8	4	24	12
Specialty Fluids	25	20	53	28

Advanced Technologies Sales	$48	$39	$112	$76

Advanced Technologies EBIT	$12	$8	$37	$16

Sales in Advanced Technologies increased by $9 million in the second quarter of fiscal 2014 when compared to the same period of fiscal 2013 primarily due to higher volumes ($10 million) and higher royalties in Elastomer Composites ($4 million) partially offset by an unfavorable price and product mix ($4 million). In the first six months of fiscal 2014, sales in Advanced Technologies increased by $36 million when compared to the first six months of fiscal 2013 due to higher volumes ($33 million) and higher royalties and technology payments in Elastomer Composites ($9 million) partially offset by lower Aerogel royalties ($3 million). Higher volumes in both comparative periods were driven by an increased level of rental and sales activity in Specialty Fluids.

EBIT in Advanced Technologies increased by $4 million in the second quarter of fiscal 2014 when compared to the same period of fiscal 2013 due to higher volumes ($6 million) and higher royalties and technology payments in Elastomer Composites ($4 million). These favorable items were partially offset by a less favorable price and product mix ($3 million) and higher costs ($2 million) both related to Specialty Fluids. For the first six months of fiscal 2014 when compared to the same period of fiscal 2013, Advanced Technologies EBIT increased by $21 million driven principally by higher volumes ($19 million), most notably in Specialty Fluids and Inkjet Colorants, and higher royalties and technology payments in Elastomer Composites ($9 million). These items were partially offset by higher costs ($5 million) in Specialty Fluids and lower Aerogel royalties ($3 million).

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and first six months of fiscal 2014 and fiscal 2013 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Purification Solutions Sales	$80	$75	$152	$163

Purification Solutions EBIT	$(4)	$—	$(13)	$5

Sales in Purification Solutions increased by $5 million in the second quarter of fiscal 2014 when compared to the same period of fiscal 2013 due to a favorable price and product mix (combined $9 million) partially offset by lower volumes ($4 million). During the first six months of fiscal 2014, sales in Purification Solutions decreased by $11 million primarily due to lower volumes ($18 million) partially offset by a favorable price and product mix (combined $8 million). The favorable price and product mix in both comparative periods were primarily due to the implementation of price increases. Lower volumes in both comparative periods were driven by a decline in demand in the air and gas sector.

EBIT in Purification Solutions decreased by $4 million in the second quarter of fiscal 2014 when compared to the same quarter of fiscal 2013 due to lower volumes ($2 million) and higher fixed costs ($4 million). These items were partially offset by favorable pricing and product mix (combined $2 million). For the first six months of fiscal 2014, EBIT was $18 million lower when compared to the first six months of fiscal 2013 driven by lower volumes ($9 million) and higher fixed costs ($11 million), partially offset by a favorable price and product mix ($2 million). Lower volumes in both comparative periods were driven by a decline in demand in the air and gas sector. Higher fixed costs in both comparative periods were primarily related to higher maintenance costs and a higher allocation of certain functional and indirect costs. The favorable price and product mix in both comparative periods were primarily due to the implementation of price increases.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability decreased by $116 million during the first six months of fiscal 2014. The decrease was largely attributable to the acquisition of NHUMO and an increase in working capital. At March 31, 2014, we had cash and cash equivalents of $89 million, and current availability under our revolving credit agreement of approximately $398 million. Our revolving credit agreement, which has a $750 million limit, supports our commercial paper program. The aggregate borrowings under both our commercial paper program and revolving credit agreement cannot exceed the $750 million limit. The outstanding balance of commercial paper as of March 31, 2014 was $352 million and is included within the Notes payable caption on our Consolidated Balance Sheets. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the revolving credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of March 31, 2014, we were in compliance with all applicable covenants.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of March 31, 2014, our U.S. dollar equivalent cash and cash equivalent holdings by region were: Asia Pacific $50 million, Europe $15 million, and the Americas $24 million, which included $3 million in the U.S. As discussed in more detail below in the Discontinued Operations section, we received $215 million of cash during the first week of April 2014 on notes receivable related to the fiscal 2012 sale of our former Supermetals Business.

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

In January 2012, we completed the sale of our Supermetals Business to GAM. At March 31, 2014, we had Notes receivable from the sale of the business of $215 million related to the GAM Notes recorded in our Consolidated Balance Sheets. We received the full $215 million of cash from GAM during the first week of April 2014.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $69 million in the first six months of fiscal 2014, compared to $4 million during the same period of fiscal 2013.

Cash provided by operating activities in the first six months of fiscal 2014 was driven primarily by net income of $125 million plus $100 million of depreciation and amortization and $21 million of dividends from equity affiliates. These sources of cash were partially offset by a net increase in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities). Our working capital increase during the first six months of fiscal 2014 was driven primarily by higher accounts receivable, higher inventories and lower accounts payable and accrued liabilities.

Cash generated from operating activities in the first six months of fiscal 2013 was driven primarily by net income of $47 million plus $99 million of depreciation and amortization. These sources of cash were partially offset by a net increase in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and a decrease in income taxes payable. Our working capital increase during the first six months of fiscal 2013 was driven primarily by higher inventories and lower accounts payable and accrued liabilities due to the timing and payout of certain corporate accruals.

Cash Flows from Investing Activities

In the six months ended March 31, 2014, investing activities consumed $148 million of cash and were primarily driven by capital expenditures of $70 million and cash paid for the NHUMO acquisition of $73 million (net of cash acquired of $7 million). For the six months ended March 31, 2013, investing activities consumed $101 million of cash and were primarily driven by capital expenditures partially offset by $30 million of cash received from notes receivable from the sale of the Supermetals business.

During the six months ended March 31, 2014, capital expenditures were primarily related to sustaining and compliance capital projects at our operating facilities, site development at our mine in Marshall, Texas, to support the future raw materials supply for the Purification Solutions business, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2014 are expected to be between $130 million to $180 million. Our planned capital spending program for the remainder of fiscal 2014 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

In the six months ended March 31, 2014, financing activities provided $89 million primarily related to net inflows of $111 million from our commercial paper program. In the first six months of fiscal 2014, our overall debt balance increased by $121 million primarily driven by the acquisition of NHUMO, capital expenditures and working capital increases.

During the first six months of fiscal 2013, financing activities provided $69 million of cash. We received net inflows of $256 million from our commercial paper program, and used the majority of the proceeds to repay $189 million on our revolving credit agreement. In the first six months of fiscal 2013, our overall debt balance increased by $93 million to fund capital expenditures and working capital requirements.

Venezuela

We own 49% of an operating Carbon Black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2014, these subsidiaries carried the operating affiliate investment of $20 million and held 20 million bolivars (less than $1 million) in cash.

During the six months ended March 31, 2014 and 2013, the operating affiliate declared dividends in the amount of $4 million and $2 million, respectively, which were paid in U.S. dollars and repatriated to our wholly owned subsidiaries.

During the second quarter of fiscal 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan Bolivars to U.S. dollars. In March 2014, the Venezuelan government created a currency exchange mechanism referred to as SICAD 2 (Supplementary System for the Administration of Foreign Currency) and allowed its use by all entities for all transactions. The exchange rate on March 31, 2014 under SICAD 2 was 50.8 bolivars to the U.S. dollar (B/$) compared to the previously used official exchange rate of 6.3 B/$. A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into Bolivars. Since the exchange rate that was made available to us when converting these dollars into Bolivars was 50.8B/$, the operating affiliate remeasured its bolivar denominated monetary accounts at this rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2014. Our share of the loss was approximately $1 million, which was included within the Equity in (loss) earnings of affiliated companies line of the Consolidated Statements of Operations.

In addition, we remeasured the bolivar denominated monetary accounts in its wholly owned subsidiaries at the SICAD 2 rate as it was determined that this exchange mechanism is applicable to these subsidiaries. This resulted in the recognition of a $2 million loss in the second quarter of fiscal 2014, which was recorded within Other (expense) income within the Consolidated Statements of Operations. We also recognized a tax benefit of $2 million from a reduction in its bolivar denominated deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings.

From a segment reporting perspective, the net impact of the devaluation to our Consolidated Statements of Operations was $1 million in the second quarter of fiscal 2014.

The operating entity has been profitable historically and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the SICAD 2 rate or opening of additional parallel markets could lead us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by its wholly owned subsidiaries.

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2014.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)

Reinforcement Materials	$202	$321	$300	$186	$178	$2,795	$3,982
Performance Materials	23	39	33	30	30	236	391
Advanced Technologies	1	2	1	1	1	—	6
Purification Solutions	15	16	9	9	9	16	74

Total	$241	$378	$343	$226	$218	$3,047	$4,453

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2014; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects, including at our mine in Manitoba, as planned; the timing of implementation of environmental regulations; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2013 10-K.

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

In April 2014, the FASB issued a new standard related to the “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. Accordingly, we expect to adopt this standard beginning October 1, 2015, the beginning of the first quarter of our 2016 fiscal year. The impact of the adoption of this standard may have a material impact on our consolidated financial statements based on the nature of the future disposals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2014 does not differ materially from that discussed under Item 7A of our 2013 10-K.

Item 4.	Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2014 and September 30, 2013, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At March 31, 2014 and September 30, 2013, the reserve was $9 million and $11 million, respectively, on a discounted basis ($13 million and $15 million on an undiscounted basis at March 31, 2014 and September 30, 2013, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2065. Cash payments related to this liability were $2 million and $1 million in the first six months of fiscal 2014 and 2013, respectively.

Other Matters

We are subject to various other lawsuits, claims and contingent liabilities. In our opinion, although final disposition of some or all of these other suits and claims may impact our consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 - January 31, 2014	—	$—	—	1,636,167
February 1, 2014 - February 28, 2014	—	$—	—	1,636,167
March 1, 2014 - March 31, 2014	379	$54.73	379	1,635,788

Total	379		379

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the second quarter of fiscal 2014 we repurchased 379 shares under this authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2014 and 2013; (iii) the Consolidated Balance Sheets at March 31, 2014 and September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 7, 2014	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 7, 2014	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2014 and 2013; (iii) the Consolidated Balance Sheets at March 31, 2014 and September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, March 31, 2014.