Form 10-Q
period 2014-06-30
CABOT CORP
filed 2014-08-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of July 31, 2014 the Company had 64,580,369 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I.	Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(In millions, except share and per share amounts)
Net sales and other operating revenues	$940	$901	$2,736	$2,560
Cost of sales	756	725	2,197	2,094

Gross profit	184	176	539	466
Selling and administrative expenses	76	72	245	222
Research and technical expenses	15	17	46	50

Income from operations	93	87	248	194
Interest and dividend income	1	2	3	4
Interest expense	(14)	(15)	(41)	(47)
Other income	—	—	27	3

Income from continuing operations before income taxes and equity in (loss) earnings of affiliated companies	80	74	237	154
Provision for income taxes	(20)	(16)	(51)	(52)
Equity in (loss) earnings of affiliated companies, net of tax	(2)	3	(2)	9

Income from continuing operations	58	61	184	111
(Loss) income from discontinued operations, net of tax	(1)	1	(2)	(2)

Net income	57	62	182	109
Net income attributable to noncontrolling interests, net of tax	5	3	14	3

Net income attributable to Cabot Corporation	$52	$59	$168	$106

Weighted-average common shares outstanding, in millions:
Basic	64.5	63.8	64.3	63.6

Diluted	65.2	64.5	65.0	64.3

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.80	$0.88	$2.61	$1.66
(Loss) income from discontinued operations	(0.01)	0.04	(0.03)	(0.01)

Net income attributable to Cabot Corporation	$0.79	$0.92	$2.58	$1.65

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.79	$0.87	$2.58	$1.64
(Loss) income from discontinued operations	(0.01)	0.03	(0.03)	(0.01)

Net income attributable to Cabot Corporation	$0.78	$0.90	$2.55	$1.63

Dividends per common share	$0.22	$0.20	$0.62	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Net income	$57	$62	$182	$109
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment (net of tax provision (benefit) of $-, $2, $1, and $(12))	11	(16)	(18)	(38)
Unrealized holding gains arising during the period (net of tax provision of $1, $-, $1, and $-)	2	1	2	1
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision of $-, $6, $-, and $6)	—	13	—	15
Amortization of net loss and prior service credit included in net periodic pension cost (net of tax provision of $-, $-, $-, and $2)	—	—	1	1

Other comprehensive income (loss)	13	(2)	(15)	(21)

Comprehensive income	70	60	167	88
Net income attributable to noncontrolling interests	5	3	14	3
Noncontrolling interests foreign currency translation adjustment, net of tax	—	2	(2)	1

Comprehensive income attributable to noncontrolling interests, net of tax	5	5	12	4

Comprehensive income attributable to Cabot Corporation	$65	$55	$155	$84

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30,	September 30,
	2014	2013
	(In millions)
Current assets:
Cash and cash equivalents	$101	$95
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $8	724	633
Inventories:
Raw materials	119	100
Work in process	2	2
Finished goods	366	309
Other	45	44

Total inventories	532	455
Prepaid expenses and other current assets	103	58
Notes receivable from sale of business	—	214
Deferred income taxes	37	36
Current assets held for sale	4	4

Total current assets	1,501	1,495

Property, plant and equipment, net	1,616	1,600
Goodwill	555	502
Equity affiliates	71	119
Intangible assets, net	354	308
Assets held for rent	55	49
Deferred income taxes	80	68
Other assets	57	83
Noncurrent assets held for sale	9	9

Total assets	$4,298	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30,	September 30,
	2014	2013
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$119	$264
Accounts payable and accrued liabilities	537	534
Income taxes payable	39	30
Deferred income taxes	2	2
Current portion of long-term debt	18	14

Total current liabilities	715	844

Long-term debt	1,026	1,020
Deferred income taxes	49	21
Other liabilities	273	265
Redeemable preferred stock	29	—
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,832,912 and 64,223,985 shares
Outstanding: 64,580,371 and 63,970,502 shares	65	64
Less cost of 252,541 and 253,483 shares of common treasury stock	(8)	(8)
Additional paid-in capital	57	39
Retained earnings	1,883	1,755
Deferred employee benefits	—	(2)
Accumulated other comprehensive income	90	103

Total Cabot Corporation stockholders’ equity	2,087	1,951
Noncontrolling interests	119	132

Total stockholders’ equity	2,206	2,083

Total liabilities and stockholders’ equity	$4,298	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	June 30
	2014	2013
	(In millions)
Cash Flows from Operating Activities:
Net income	$182	$109
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	150	144
Impairment of assets	4	16
Deferred tax provision	(16)	7
Gain on existing investment in NHUMO	(29)	—
Equity in earnings of affiliated companies	2	(9)
Non-cash compensation	11	13
Other	1	2
Changes in assets and liabilities:
Accounts and notes receivable	(62)	(38)
Inventories	(66)	(9)
Prepaid expenses and other assets	(20)	(4)
Accounts payable and accrued liabilities	—	(55)
Income taxes payable	2	(36)
Other liabilities	4	—
Cash dividends received from equity affiliates	22	7
Other	—	(5)

Cash provided by operating activities	185	142

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(115)	(195)
Receipts from notes receivable from sale of business	215	39
Change in assets held for rent	(5)	(4)
Cash paid for acquisition of business, net of cash acquired of $7	(73)	—

Cash provided by (used in) investing activities	22	(160)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	13	6
Repayments under financing arrangements	(10)	(29)
Proceeds from long-term debt, net of issuance costs	17	99
Repayments of long-term debt	(7)	(265)
(Decrease) increase in notes payable, net	(11)	18
(Repayments) proceeds from issuance of commercial paper, net	(138)	202
Proceeds from cash contributions received from noncontrolling stockholders	—	13
Purchases of common stock	(6)	(6)
Proceeds from sales of common stock	13	6
Cash dividends paid to noncontrolling interests	(19)	(17)
Cash dividends paid to common stockholders	(40)	(39)

Cash used in financing activities	(188)	(12)

Effect of exchange rate changes on cash	(13)	(14)

Increase (decrease) in cash and cash equivalents	6	(44)
Cash and cash equivalents at beginning of period	95	120

Cash and cash equivalents at end of period	$101	$76

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

In March 2014, the Company entered into an agreement to sell its Security Materials business to SICPA SA (“SICPA”). The business is being accounted for as discontinued operations and the applicable assets of the business have been classified as held for sale in the Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013. The Consolidated Statements of Operations for all periods presented have been recast to reflect the Security Materials business in discontinued operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations. The sale closed on July 31, 2014 and the Company expects to record a gain in discontinued operations as a result of this transaction. The Company’s Consolidated Statements of Cash Flows include the cash flows from both continuing and discontinued operations.

Certain amounts in prior years’ Consolidated Statement of Cash Flows have been combined to conform to the current presentation.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments for the periods presented. The revenue of the Advanced Technologies reportable segment excludes the Security Materials business from all periods as the Company began reporting the business under discontinued operations.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013

Reinforcement Materials	59%	56%	58%	57%
Performance Materials	27%	27%	27%	27%
Purification Solutions	9%	9%	9%	10%
Advanced Technologies	5%	8%	6%	6%

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. There is no material off-balance sheet credit exposure related to customer receivable balances.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment and other fixed assets are twenty to twenty-five years, ten to twenty-five years, and three to twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets and resulting gains or losses are included in earnings in the Consolidated Statements of Operations. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

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

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline because of reduced operating performance, market declines, as a result of changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At June 30, 2014, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $468 million. The future growth in the Purification Solutions business is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on the overall size of the mercury removal market and the Company’s successful realization of its anticipated market share over the next 3 years. The size of the mercury removal market significantly depends on, among other factors, the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition. The Company’s intangible assets are primarily comprised of trademarks that are considered indefinite-lived, customer relationships, patented and unpatented technology and other intellectual property, all of which are considered definite-lived intangible assets. The Company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

The Company evaluates indefinite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. These future growth rates depend on achieving the expected volumes and pricing levels of the products of Purification Solutions. Finite lived intangible assets are amortized over their estimated useful lives.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $53 million and $55 million higher as of June 30, 2014 and September 30, 2013, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Accumulated other comprehensive items in the accompanying Consolidated Balance Sheets consist of the following items net of tax:

	June 30,	September 30,
	2014	2013

Foreign currency translation adjustments at beginning of period	$154	$167
Net foreign currency translation adjustments during the period	(16)	(13)

Balance at end of period	138	154
Unrealized gain on investments at beginning of period	2	—
Net unrealized gains during the period	2	2

Balance at end of period	4	2
Pension and other postretirement benefit plans at beginning of period	(53)	(75)
Net change in pension and other postretirement benefit plans during the period	1	22

Balance at end of period	(52)	(53)

Total accumulated other comprehensive income	$90	$103

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. The Company will adopt this standard on October 1, 2014. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and it does not expect the impact to be material.

In April 2014, the FASB issued a new standard related to the “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. The Company expects to adopt this standard beginning on October 1, 2015. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is not permitted. The Company expects to adopt this standard on October 1, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preferred stock accumulates dividends at a fixed rate of 6% annually and is redeemable at the option of KUO or the Company for $25 million starting in November 2018 or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends will be contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long term liability. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements. Prior to closing, the Company received a $14 million dividend from NHUMO.

The Company incurred acquisition costs of approximately $1 million through June 30, 2014 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

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

D. Discontinued Operations and Notes Receivable from Sale of Business

In January 2012, the Company sold its Supermetals business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. During the third quarter of fiscal 2014, Cabot received the final payment on the GAM Notes in the amount of $215 million.

In March 2014, the Company entered into an agreement to sell its Security Materials business to SICPA, for approximately $20 million in cash. The sale closed on July 31, 2014 and the Company expects to record a gain in discontinued operations as a result of this transaction.

The following table summarizes the results from discontinued operations during the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Net sales and other operating revenues	$2	$1	$5	$4

Loss from operations before income taxes	(1)	(1)	(3)	(6)
Benefit from income taxes	—	2	1	4

(Loss) Income from discontinued operations, net of tax	$(1)	$1	$(2)	$(2)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

The following table summarizes the assets held for sale in the Company’s Consolidated Balance Sheets:

	June 30, 2014	September 30, 2013
	(Dollars in millions)
Assets
Inventories	$3	$3
Other current assets	1	1

Total current assets held for sale	$4	$4

Property, plant and equipment, net	$5	$5
Goodwill	2	2
Intangible assets, net	2	2

Total noncurrent assets held for sale	$9	$9

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	2	4	1	4	1	1	—	1
Expected return on plan assets	(3)	(5)	(2)	(4)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Amortization of actuarial loss	—	1	1	1	—	—	—	—

Net periodic benefit cost	$—	$2	$1	$3	$—	$1	$—	$1

	Nine Months Ended June 30
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$7	$4	$7	$—	$—	$—	$—
Interest cost	6	12	4	11	2	1	1	1
Expected return on plan assets	(8)	(15)	(6)	(13)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	—	3	2	3	—	—	—	—

Net periodic benefit cost	$—	$7	$4	$8	$—	$1	$(1)	$1

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $555 million and $502 million at June 30, 2014 and September 30, 2013, respectively. Goodwill of $2 million which was presented under the Advanced Technologies reportable segment as of September 30, 2013 has been reclassified to Assets held for sale in the Company’s Consolidated Balance Sheets for all periods presented as a result of the then pending divestiture of the Security Materials business discussed in Note D. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended June 30, 2014 are as follows:

	Reinforcement Materials	Performance Materials	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2013	$25	$11	$466	$502
Goodwill acquired(1)	51	—	—	51
Foreign currency impact	—	—	2	2

Balance at June 30, 2014	$76	$11	$468	$555

(1)	Goodwill acquired relates to the NHUMO transaction as described in Note C.

Goodwill impairment tests are performed at least annually. The Company performed its last annual impairment assessment as of May 31, 2014 and determined there was no impairment.

Net intangible assets of $2 million which were presented as other intangible assets as of September 30, 2013 have been reclassified to Assets held for sale in the Company’s Consolidated Balance Sheets for all periods presented as a result of the then pending divestiture of the Security Materials business discussed in Note D. The following table provides information regarding the Company’s intangible assets:

	June 30, 2014			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)

Intangible assets with finite lives
Developed technology	$155	$(15)	$140	$154	$(9)	$145
Customer relationships(1)	171	(14)	157	113	(7)	106

Total intangible assets, finite lives	$326	$(29)	$297	$267	$(16)	$251
Trademarks, indefinite lives	57	—	57	57	—	57

Total intangible assets	$383	$(29)	$354	$324	$(16)	$308

(1)	The change in the gross carrying value of the Customer relationships intangible asset is primarily due to the NHUMO transaction as described in Note C.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from sixteen to twenty years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three months ended June 30, 2014 and 2013 was $4 million and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the nine months ended June 30, 2014 and 2013 was $13 million and $10 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $17 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its last annual impairment assessment as of May 31, 2014, and determined there was no impairment.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. During the first nine months of both fiscal 2014 and 2013, Cabot repurchased 379 shares of its common stock under this authorization. As of June 30, 2014, approximately 1.6 million shares remain available for repurchase under the current authorization.

During the nine months ended June 30 of both fiscal 2014 and 2013, Cabot paid cash dividends to common stockholders of $40 million and $39 million, respectively.

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2014	2013
	(Dollars in millions)
Balance at September 30	$132	$126
Net income attributable to noncontrolling interests	14	3
Noncontrolling interest foreign currency translation adjustment	(2)	1
Contribution from noncontrolling interests	—	13
Noncontrolling interest dividends	(25)	(17)

Balance at June 30	$119	$126

H. Accumulated Other Comprehensive Income

Comprehensive income combines net income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of Accumulated other comprehensive income, net of tax, are as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(Dollars in millions)

Balance at September 30, 2013, attributable to Cabot Corporation	$154	$2	$(53)	$103

Other comprehensive loss before reclassifications	(18)	—	—	(18)
Amounts reclassified from accumulated other comprehensive income	—	2	1	3

Net other comprehensive items	(18)	2	1	(15)

Less: Noncontrolling interest	(2)	—	—	(2)

Balance at June 30, 2014, attributable to Cabot Corporation	$138	$4	$(52)	$90

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

The amounts reclassified out of Accumulated other comprehensive income and into the Statement of Operations for the nine months ended June 30, 2014 and 2013 are as follows:

		Nine Months Ended June 30
	Affected Line Item in the Consolidated Statements of Operations	2014	2013
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note E for details	$3	$5
Amortization of prior service cost	Net Periodic Benefit Cost - see Note E for details	(2)	(2)

Total before tax		1	3

Tax impact	Provision for income taxes	—	(2)

Total after tax		$1	$1

I. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2014.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$102	$318	$280	$189	$181	$2,628	$3,698
Performance Materials	12	39	33	29	30	236	379
Advanced Technologies	1	2	1	1	1	—	6
Purification Solutions	12	20	11	10	9	17	79

Total	$127	$379	$325	$229	$221	$2,881	$4,162

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Environmental Matters

As of June 30, 2014 and September 30, 2013, Cabot had $17 million and $5 million, respectively, reserved for environmental matters, substantially all of which is accounted for on an undiscounted basis. Cabot recorded a $13 million charge in the second quarter of fiscal 2014. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $2 million in the first nine months of both fiscal 2014 and 2013. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s reserves relate to environmental issues that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in Cabot’s 2013 10-K, the respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled.

As of June 30, 2014 and September 30, 2013, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At June 30, 2014 and September 30, 2013, the reserve was $9 million and $11 million, respectively, on a discounted basis ($13 million and $15 million on an undiscounted basis at June 30, 2014 and September 30, 2013, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2065. Cash payments related to this liability were $2 million in the first nine months of both fiscal 2014 and 2013.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

J. Income Tax Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years remain subject to examination by the IRS and various tax years from 2005 through 2013 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2004 through 2013 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include China, France, Germany, Italy, Japan, and the Netherlands.

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

During the nine months ended June 30, 2014, Cabot reached a bilateral agreement with the tax authorities in the U.S. and Canada that covered the fiscal years 2001 through 2012, resulting in a $6 million net benefit. In addition, Cabot expects to recover prepaid taxes of approximately $16 million from the Canadian government, of which $1 million has been received as of June 30, 2014.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

K. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$52	$59	$168	$106
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	1	2	1

Earnings allocated to common shareholders (numerator)	$51	$58	$166	$105

Weighted average common shares and participating securities outstanding	65.1	64.4	64.9	64.2
Less: Participating securities(1)	0.6	0.6	0.6	0.6

Adjusted weighted average common shares (denominator)	64.5	63.8	64.3	63.6

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.80	$0.88	$2.61	$1.66
(Loss) Income from discontinued operations	(0.01)	0.04	(0.03)	(0.01)

Net income attributable to Cabot Corporation	$0.79	$0.92	$2.58	$1.65

Diluted EPS:
Earnings allocated to common shareholders	$51	$58	$166	$105
Plus: Earnings allocated to participating securities	1	1	2	1
Less: Adjusted earnings allocated to participating securities(2)	(1)	(1)	(2)	(1)

Earnings allocated to common shareholders (numerator)	$51	$58	$166	$105

Adjusted weighted average common shares outstanding	64.5	63.8	64.3	63.6
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.7	0.7	0.7

Adjusted weighted average common shares (denominator)	65.2	64.5	65.0	64.3

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.79	$0.87	$2.58	$1.64
(Loss) Income from discontinued operations	(0.01)	0.03	(0.03)	(0.01)

Net income attributable to Cabot Corporation	$0.78	$0.90	$2.55	$1.63

(1)	Participating securities consist of shares of unvested restricted stock and unvested time-based restricted stock units.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$52	$59	$168	$106
Less: Dividends declared on common stock	14	13	40	39
Less: Dividends declared on participating securities	—	—	—	—

Undistributed earnings	$38	$46	$128	$67

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$37	$45	$126	$66
Undistributed earnings allocated to participating shareholders	1	1	2	1

Undistributed earnings	$38	$46	$128	$67

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)	Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2014, 142,115 and 203,019 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2013, 308,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

L. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Cost of sales	$2	$3	$11	$24
Selling and administrative expenses	2	1	13	4
Research and Technical expenses	—	1	—	1

Total	$4	$5	$24	$29

Details of these restructuring activities and the related reserves during the three months ended June 30, 2014 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at March 31, 2014	$16	$2	$—	$2	$20
Charges	2	—	1	1	4
Costs charged against assets/liabilities	—	—	(1)	—	(1)
Cash paid	(1)	—	—	(1)	(2)

Reserve at June 30, 2014	$17	$2	$—	$2	$21

Details of these restructuring activities and the related reserves during the nine months ended June 30, 2014 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2013	$7	$2	$—	$—	$1	$10
Charges	15	1	4	1	3	24
Costs charged against assets/liabilities	—	—	(4)	—	—	(4)
Cash paid	(5)	(1)	—	(1)	(2)	(9)

Reserve at June 30, 2014	$17	$2	$—	$—	$2	$21

Shared Service Center Transition

In January 2014, the Company announced its intention to open a new Europe, Middle East and Africa (“EMEA”) Shared Service Center in Riga, Latvia, and to close its Leuven, Belgium site, subject to the Belgian information and consultation process, which was successfully completed in June 2014. These proposed actions were developed following an extensive evaluation of the Company’s shared service capabilities in the EMEA region and a determination that the proposed future EMEA Shared Service Center will enable the Company to provide the highest quality of service at the most competitive cost.

The Company has recorded $15 million and $1 million of cash charges during the nine and three months ended June 30, 2014, respectively, related to this plan, comprised primarily of employee severance. The Company expects that the majority of actions related to the transition of the shared service center will occur in calendar 2014 and result in total cash charges between $22 million and $26 million. Through June 30, 2014, the Company has made $1 million in cash payments related to this plan, mainly related to transition costs, and expects to make cash payments of $5 million in the fourth quarter of fiscal 2014 and the remainder (between $17 million and $21 million) in fiscal 2015.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

As of June 30, 2014, Cabot has $14 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure which is mainly comprised of accrued severance charges.

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

The Company has recorded pre-tax charges of $2 million and $18 million in the nine months ended June 30, 2014 and 2013, respectively, related to this closure and less than $1 million and $2 million for the three months ended June 30, 2014 and 2013, respectively. Fiscal 2014 charges are comprised primarily of site demolition, clearing and environmental remediation whereas fiscal 2013 costs were comprised of asset impairment charges.

Through June 30, 2014, the consolidated joint venture has recorded pre-tax restructuring costs of approximately $20 million comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49%) are recorded within Net income (loss) attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations.

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

Cumulative net cash outlays related to this plan are expected to be approximately $8 million comprised primarily of $6 million for site demolition, clearing and environmental remediation, $1 million for severance, and $1 million for other closure related charges. Through June 30, 2014, CMSB has made approximately $3 million in cash payments related to this plan related mainly to severance and site demolition and clearing costs.

CMSB expects to make net cash payments of $5 million during the remainder of fiscal 2014 and thereafter mainly comprised of site demolition, clearing and environmental remediation costs. These amounts exclude any proceeds that may be received from the sale of land or other manufacturing assets.

As of June 30, 2014, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure which is mainly comprised of accrued severance and other charges.

Other Activities

The Company has recorded pre-tax charges of approximately $6 million and $7 million during the first nine months of fiscal 2014 and fiscal 2013, respectively, and $2 million for the each of the three months ended June 30, 2014 and 2013 related to restructuring activities at several other locations. Fiscal 2014 charges are comprised mainly of accelerated depreciation and asset write-offs whereas fiscal 2013 costs are comprised mainly of severance-related charges. The Company anticipates recording additional charges of $2 million during the remainder of fiscal 2014 and thereafter related to these actions.

Through June 30, 2014, Cabot has made cash payments of $16 million related to these activities and expects to pay $3 million in the remainder of fiscal 2014 and thereafter mainly for severance and other closure related costs at the impacted locations.

As of June 30, 2014, Cabot has $3 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India, Stanlow, U.K. and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $163 million related to these plans through June 30, 2014 comprised of $67 million for severance charges, $65 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $22 million of other closure related charges partially offset by gains on asset sales of $1 million. These amounts do not include any gain that may be recorded if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong or its land in the U.K.

Pre-tax restructuring expenses related to these plans were approximately $1 million and $2 million during the first nine months of fiscal 2014 and 2013, respectively, and less than $1 million in each of the three months ended June 30, 2014 and 2013, respectively.

Since fiscal 2009, Cabot has made net cash payments of $85 million related to these plans and expects to pay approximately $2 million in the remainder of fiscal 2014 and thereafter. The remaining payments consist mainly of environmental and other closure related costs. These amounts do not include any proceeds that may be received if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong or its land in the U.K.

As of June 30, 2014, Cabot has $3 million of accrued environmental and other closure related costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first nine months of both fiscal 2014 and 2013.

At both June 30, 2014 and September 30, 2013, the fair value of Guaranteed investment contracts, included in Other assets in the Consolidated Balance Sheets, was $14 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on the other observable inputs.

At June 30, 2014 and September 30, 2013, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable approximated their carrying values due to the short-term nature of these instruments. The carrying value of the long-term fixed rate debt was $958 million and $971 million, at June 30, 2014 and September 30, 2013, respectively. The fair value of the long-term fixed rate debt was $1.01 billion at both June 30, 2014 and September 30, 2013. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

N. Derivatives

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both June 30, 2014 and September 30, 2013, there were no derivatives held to manage interest rate risk.

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

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of June 30, 2014 and September 30, 2013 to manage foreign currency risk:

Notional Amount
Description	Borrowing	June 30, 2014	September 30, 2013	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 13 million	USD 31 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Brazilian real, British pound sterling, Chinese renminbi, Czech koruna and Indian rupee.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

For the three and nine months ended June 30, 2014 there were no derivatives designated as hedges. For both the three and nine months ended June 30, 2013, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

During the three and nine months ended June 30, 2014, Cabot recognized in earnings through Other income within the Consolidated Statements of Operations losses of $1 million and $5 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

For the three and nine months ended June 30, 2013, gains of $3 million and $1 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These gains, which were recognized in earnings through Other income within the Consolidated Statements of Operations, were offset by losses of $2 million and less than one million, for the three and nine months ended June 30, 2013, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and nine months ended June 30, 2013, Cabot recognized in earnings through Other income within the Consolidated Statements of Operations a loss of $2 million and a gain of $7 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

For both June 30, 2014 and September 30, 2013, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

O. Venezuela

Cabot owns 49% of an operating Carbon Black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2014, these subsidiaries carried the operating affiliate investment of $17 million and held 20 million bolivars (less than $1 million) in cash.

During the nine months ended June 30, 2014 and 2013, the operating affiliate declared dividends in the amount of $4 million and $2 million, respectively, which were paid in U.S. dollars and repatriated to the Company’s wholly owned subsidiaries.

During the second quarter of fiscal 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan Bolivars to U.S. dollars. In March 2014, the Venezuelan government created a currency exchange mechanism referred to as SICAD 2 (Supplementary System for the Administration of Foreign Currency) and allowed its use by all entities for all transactions. The exchange rate on March 31, 2014 under SICAD 2 was 50.8 bolivars to the U.S. dollar (B/$) compared to the previously used official exchange rate of 6.3 B/$. A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into Bolivars. Since the exchange rate that was made available to the Company when converting these dollars into Bolivars was the SICAD 2 exchange rate, the operating affiliate remeasured its bolivar denominated monetary accounts at that rate. From a segment reporting perspective, the negative impact of the exchange rate devaluation on the operating affiliate’s results was $8 million, of which Cabot’s share was $4 million for the nine months ended June 30, 2014. The SICAD 2 rate at June 30, 2014 was 50.0 B/$.

In addition, in the second quarter of fiscal 2014 the Company remeasured the bolivar denominated monetary accounts in its wholly owned subsidiaries at the SICAD 2 rate as it was determined that this exchange mechanism is applicable to these subsidiaries. This resulted in the recognition of a $2 million loss which was recorded within Other income within the Consolidated Statements of Operations. The Company also recognized a tax benefit of $2 million from a reduction in its bolivar denominated deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings.

The operating entity has been profitable historically and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment.

The Company closely monitors its ability to convert its bolivar holdings into U.S. dollars, as the Company intends to convert substantially all bolivars held by its wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the SICAD 2 rate or opening of additional parallel markets could cause the Company to change the exchange rate it uses and result in gains or losses on the bolivar denominated assets held by its wholly owned subsidiaries.

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

June 30, 2014

UNAUDITED

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

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below on the line entitled Income (loss) from continuing operations before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in (loss) earnings of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income (loss) attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated income (expense) and unallocated corporate costs.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)

Three Months Ended June 30, 2014
Revenues from external customers(2)	$534	$243	$47	$78	$902	$38	$940
Income (loss) from continuing operations before taxes(3)	$61	$41	$14	$(7)	$109	$(29)	$80

Three Months Ended June 30, 2013
Revenues from external customers(2)	$486	$233	$67	$81	$867	$34	$901
Income (loss) from continuing operations before taxes(3)	$49	$35	$28	$(1)	$111	$(37)	$74

Nine Months Ended June 30, 2014
Revenues from external customers(2)	$1,555	$709	$159	$230	$2,653	$83	$2,736
Income (loss) from continuing operations before taxes(3)	$186	$122	$51	$(20)	$339	$(102)	$237

Nine Months Ended June 30, 2013
Revenues from external customers(2)	$1,420	$672	$143	244	$2,479	$81	$2,560
Income (loss) from continuing operations before taxes(3)	$141	$99	$44	4	$288	$(134)	$154

(1)	Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)	Revenue from external customers that are categorized as Unallocated and Other reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable.	$10	$9	$(2)	$6
Shipping and handling fees	28	25	85	75

Total	$38	$34	$83	$81

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Interest expense	$(14)	$(15)	$(41)	$(47)
Total certain items, pre-tax(a)	(7)	(4)	(19)	(43)
Less: Equity in loss (earnings) of affiliated companies, net of tax(b)	2	(3)	2	(9)
Unallocated corporate costs(c)	(14)	(12)	(43)	(37)
General unallocated income (expense)(d)	4	(3)	(1)	2

Total	$(29)	$(37)	$(102)	$(134)

(a)	Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended June 30, 2014 include $3 million related to global restructuring activities, $3 million of foreign currency loss on revaluations and $1 million related to legal and environmental matters and reserves. Certain items, pre-tax, for the nine months ended June 30, 2014 include $24 million related to global restructuring activities, $5 million for acquisition and integration-related charges (consisting of $3 million for certain other one-time integration costs and $2 million of additional charges related to acquisition accounting adjustments for the acquired inventory of NHUMO), $3 million of foreign currency loss on revaluations and $16 million for legal and environmental matters and reserves offset by a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. Certain items, pre-tax, for the three months ended June 30, 2013 include $5 million related to global restructuring activities and $2 million for acquisition and integration-related charges offset by $3 million of foreign currency gain on revaluation. Certain items, pre-tax, for the nine months ended June 30, 2013 include $29 million related to global restructuring activities and $18 million for acquisition and integration-related charges (consisting of $7 million for certain other one-time integration costs and $11 million of charges related to acquisition accounting adjustments for the acquired inventory) offset by $4 million of foreign currency gain on revaluation.

(b)	Equity in loss (earnings) of affiliated companies, net of tax, is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from continuing operations before taxes.

(c)	Unallocated corporate costs are not controlled by the operating segments and primarily benefit corporate interests.

(d)	General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions Segment EBIT.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

UNAUDITED

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides business). The net sales from each of these businesses for the three and nine months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Specialty Carbons and Compounds	$165	$159	$485	$464
Fumed Metal Oxides	78	74	224	208

Total Performance Materials	$243	$233	$709	$672

The net sales from each of the Advanced Technologies businesses are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Inkjet Colorants	$17	$18	$46	$46
Aerogel	2	9	8	17
Elastomer Composites	4	5	28	17
Specialty Fluids	24	35	77	63

Total Advanced Technologies	$47	$67	$159	$143

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the consolidated financial statements are presented below.

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

The following table shows the relative size of the revenue recognized in each of our reportable segments for the periods presented. The revenue of the Advanced Technologies reportable segment excludes the Security Materials business from all periods as we began reporting the business under discontinued operations.

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013

Reinforcement Materials	59%	56%	58%	57%
Performance Materials	27%	27%	27%	27%
Purification Solutions	9%	9%	9%	10%
Advanced Technologies	5%	8%	6%	6%

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. There is no material off-balance sheet credit exposure related to customer receivable balances.

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, we may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, as a result of changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At June 30, 2014, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $468 million. The future growth in the Purification Solutions business is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on the overall size of the mercury removal market and our successful realization of our anticipated market share over the next 3 years. The size of the mercury removal market significantly depends on, among other factors, the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015.

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. We estimate the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition. Our intangible assets are primarily comprised of trademarks that are considered indefinite-lived, customer relationships, patented and unpatented technology and other intellectual property, all of which are considered definite-lived intangible assets.

We review definite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. We evaluate indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. These future growth rates depend on achieving the expected volumes and pricing levels of the products of Purification Solutions. Finite lived intangible assets are amortized over their estimated useful lives.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment and other fixed assets are twenty to twenty-five years, ten to twenty-five years, and three to twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets and resulting gains or losses are included in earnings in the Consolidated Statements of Operations. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

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

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry forwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, while a release of valuation allowances in periods when these tax attributes become realizable would reduce our income tax expense.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $53 million and $55 million higher as of June 30, 2014 and September 30, 2013, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

Results of Operations

Definition of Terms and Non-GAAP Financial Measures

When discussing our results of operations, we use several terms as described below. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period and the positive or negative impact of that mix on the revenue or profitability of the business or segment.

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

        Total segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before taxes is provided in Note P of our consolidated financial statements.

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

Overview

During the third quarter of fiscal 2014, Income from continuing operations before income taxes and equity in (loss) earnings of affiliated companies increased compared to the third quarter of fiscal 2013 largely due to higher volumes as demand in our key end markets improved, the addition of new carbon black capacity in China, and from our acquisition of Grupo Kuo S.A.B. de C.V.’s common stock interest in our carbon black joint venture in Mexico (“NHUMO”). In addition, raw material purchasing savings and the benefits from energy efficiency investments in Reinforcement Materials contributed to the improvement in earnings.

During the first nine months of fiscal 2014, Income from continuing operations before income taxes and equity in (loss) earnings of affiliated companies increased compared to the first nine months of fiscal 2013 largely due to higher volumes and the gain on our pre-existing equity investment in NHUMO we recognized upon our acquisition during the first quarter of fiscal 2014 of KUO’s common stock interest in NHUMO. See Note C to our consolidated financial statements for details of the NHUMO transaction.

Third Quarter and First Nine Months Fiscal 2014 versus Third Quarter and First Nine Months Fiscal 2013—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Net sales and other operating revenues	$940	$901	$2,736	$2,560
Gross profit	$184	$176	$539	$466

The $39 million increase in net sales from the third quarter of fiscal 2013 to the third quarter of fiscal 2014 was due primarily to higher volumes ($41 million). For the first nine months of fiscal 2014, net sales increased by $176 million when compared to the same period of fiscal 2013. The increase was driven primarily by higher volumes ($224 million) partially offset by a less favorable price and product mix (combined $45 million).

Gross profit increased by $8 million in the third quarter of fiscal 2014 and by $73 million in the first nine months of fiscal 2014 when compared to the same periods of fiscal 2013 primarily due to higher volumes.

Selling and Administrative Expenses

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Selling and administrative expenses	$76	$72	$245	$222

Selling and administrative expenses increased by $4 million in the third quarter of fiscal 2014 and $23 million in the first nine months of fiscal 2014 when compared to the same periods of fiscal 2013. The increases in both periods were principally driven by higher expenses related to restructuring actions taken in our Europe, Middle East and Africa (“EMEA”) shared service center, the addition of NHUMO, and higher costs associated with corporate projects.

Research and Technical Expenses

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Research and technical expenses	$15	$17	$46	$50

Research and technical expenses decreased $2 million and $4 million in the third quarter and first nine months of fiscal 2014 as compared to the same period in fiscal 2013. The decrease in both periods was driven by lower costs from restructuring-related activities undertaken in the prior year.

Interest and Dividend Income, Interest Expense and Other Income

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Interest and dividend income	$1	$2	$3	$4
Interest expense	$14	$15	$41	$47
Other income	$—	$—	$27	$3

Interest and dividend income decreased by $1 million in both the third quarter and first nine months of fiscal 2014 as compared to the same periods in fiscal 2013.

Interest expense decreased by $1 million in the third quarter and by $6 million during the first nine months of fiscal 2014 when compared to the same periods in fiscal 2013 due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate.

Other income was consistent in the third quarter of fiscal 2014 as compared to the same period in fiscal 2013. Other income during the first nine months of fiscal 2014 increased by $24 million as compared to the same period in fiscal 2013 due primarily to a gain recognized on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction. This gain was partially offset by an unfavorable comparison of foreign currency movements ($6 million).

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Provision for income taxes	$20	$16	$51	$52

Effective tax rate	25%	22%	22%	34%
Impact of discrete tax items:
(1) Unusual or infrequent items	(1)%	4%	(1)%	(5)%
(2) Items related to uncertain tax positions	—%	—%	2%	1%
(3) Other discrete tax items	1%	2%	(1)%	2%
Impact of certain items	2%	(1)%	5%	(5)%

Operating tax rate	27%	27%	27%	27%

During the third quarter of fiscal 2014, we recorded a tax provision of $20 million, resulting in an effective tax rate of 25%. This amount included a net discrete tax charge of less than $1 million. The operating rate for the third quarter of fiscal 2014 was 27%. During the third quarter of fiscal 2013, we recorded a tax provision of $16 million, resulting in an effective tax rate of 22%. This amount included a net discrete tax benefit of approximately $4 million. The operating tax rate for the third quarter of fiscal 2013 was 27%.

For the first nine months of fiscal 2014, we recorded a tax provision of $51 million, resulting in an effective tax rate of 22%. This amount included a net discrete benefit of $4 million. For the first nine months of fiscal 2013, we recorded a net tax provision of $52 million, resulting in an effective tax rate of 34%. This amount included a net discrete tax charge of $3 million. The decrease in the effective tax rate in the first nine months of fiscal 2014 is primarily due to a non-taxable gain of $29 million recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. This gain is reported as a certain item. See Note C of the consolidated financial statements for details of the transaction.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2014, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2014 to be approximately 27%.

Equity in (Loss) Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Equity in (loss) earnings of affiliated companies, net of tax	$(2)	$3	$(2)	$9
Net income attributable to noncontrolling interests, net of tax	$5	$3	$14	$3

Equity in (loss) earnings of affiliated companies, net of tax, decreased $5 million in the third quarter and $11 million in the first nine months of fiscal 2014 when compared to the same periods of fiscal 2013. The declines in both periods were primarily due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate, including the unfavorable impact from the devaluation of the Venezuelan bolivar.

Net income attributable to noncontrolling interests, net of tax, increased $2 million in the third quarter of fiscal 2014 and $11 million in the first nine months of fiscal 2014 as compared to the same periods of fiscal 2013. The increases in both comparative periods were due to higher profitability of our joint ventures and charges associated with our 2013 restructuring in Malaysia that did not repeat in fiscal 2014.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2014, we reported net income attributable to Cabot Corporation of $52 million and $168 million, respectively ($0.78 and $2.55 per diluted common share, respectively). This is compared to $59 million and $106 million, respectively ($0.90 and $1.63 per diluted common share, respectively) in the third quarter and first nine months of fiscal 2013.

Third Quarter Fiscal 2014 versus Third Quarter Fiscal 2013—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for the three and nine months ended June 30, 2014 and 2013 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note P of our consolidated financial statements.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Total segment EBIT	$109	$111	$339	$288
Certain items	(7)	(4)	(19)	(43)
Other unallocated items	(22)	(33)	(83)	(91)

Income from continuing operations before income taxes and equity in (loss) earnings of affiliated companies	$80	$74	$237	$154

In the third quarter of fiscal 2014, total segment EBIT decreased by $2 million when compared to the same period of fiscal 2013. The decrease was principally driven by higher fixed costs ($22 million) driven in part by new capacity in the Reinforcement Materials segment partially offset by higher volumes ($6 million), higher unit margins ($8 million) and a favorable impact of foreign currency translation ($8 million). Equity in (loss) earnings of affiliated companies decreased ($5 million) due to the consolidation of earnings following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate.

In the first nine months of fiscal 2014, total segment EBIT increased by $51 million when compared to the same period of fiscal 2013. The increase was principally driven by higher volumes ($80 million), higher unit margins ($15 million) and higher royalties and technology payments in Elastomer Composites ($12 million). These improvements were partially offset by higher fixed costs ($57 million) driven by costs from new capacity in the Reinforcement Materials segment and higher maintenance costs in the Purification Solutions segment. Equity in (loss) earnings of affiliated companies decreased ($11 million) due to the consolidation of earnings following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate.

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Global restructuring activities	$(3)	$(5)	$(24)	$(29)
Acquisition and integration-related charges	—	(2)	(5)	(18)
Foreign currency (loss) gain on revaluations	(3)	3	(3)	4
Gain on existing investment in NHUMO	—	—	29	—
Legal and environmental matters and reserves	(1)	—	(16)	—

Total certain items, pre-tax	(7)	(4)	(19)	(43)

Tax-related certain items
Tax impact of certain items	2	—	16	5
Tax impact of certain foreign exchange losses	(1)	—	(1)	(12)
Discrete tax items	—	4	3	9

Total tax-related certain items	1	4	18	2

Total certain items after tax	$(6)	$—	$(1)	$(41)

Certain items for the third quarter and first nine months of fiscal 2014 include charges related to restructuring activities, acquisition and integration-related charges, foreign currency impacts on revaluations, a gain recognized on our existing equity investment in NHUMO, legal and environmental matters and reserves and tax certain items. Details of restructuring activities are included in Note L of the consolidated financial statements. Acquisition and integration-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments and other expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. Details of the gain recognized on our existing equity investment in NHUMO are included in Note C of the consolidated financial statements. A discussion of legal and environmental matters and reserves is included in Note I of the consolidated financial statements. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Interest expense	$(14)	$(15)	$(41)	$(47)
Less: Equity in loss (earnings) of affiliated companies	2	(3)	2	(9)
Unallocated corporate costs	(14)	(12)	(43)	(37)
General unallocated income (expense)	4	(3)	(1)	2

Total other unallocated items	$(22)	$(33)	$(83)	$(91)

Costs from total other unallocated items decreased by $11 million in the third quarter of fiscal 2014 as compared to the same period in fiscal 2013. The decrease was driven by a $7 million decrease in General unallocated income (expense) primarily due to the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($4 million) and a favorable comparison of foreign currency transactions ($2 million). Equity in earnings (loss) of affiliated companies, net of tax, decreased by $5 million due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate. Interest expense also decreased by $1 million due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate. These decreases were partially offset by $2 million of higher Unallocated corporate costs primarily associated with corporate projects.

In the first nine months of fiscal 2014, costs from total other unallocated items decreased by $8 million when compared to the same period of fiscal 2013. The decrease was driven by $11 million of lower equity in loss (earnings) of affiliated companies, net of tax, due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate. Interest expense also decreased by $6 million due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate. These decreases were partially offset by a $6 million increase in Unallocated corporate costs primarily associated with corporate projects.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2014 and fiscal 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Reinforcement Materials Sales	$534	$486	$1,555	$1,420
Reinforcement Materials EBIT	$61	$49	$186	$141

In the third quarter of fiscal 2014, sales in Reinforcement Materials increased by $48 million when compared to the third quarter of fiscal 2013. The increase was principally driven by the impact of higher volumes ($62 million) and a favorable impact from foreign currency translation ($1 million) partially offset by a less favorable price and product mix (combined $15 million). In the first nine months of fiscal 2014, sales in Reinforcement Materials increased by $135 million when compared to the first nine months of fiscal 2013. The increase was principally driven by higher volumes ($200 million) partially offset by a less favorable price and product mix (combined $50 million) and an unfavorable impact from foreign currency translation ($15 million). Higher volumes in both comparative periods were due to improved carbon black demand, the addition of new capacity in China, and the acquisition of NHUMO. The less favorable price and product mix in both comparative periods were primarily due to price adjustments to customers for decreases in raw material costs.

EBIT in Reinforcement Materials increased by $12 million in the third quarter of fiscal 2014 when compared to the same period of fiscal 2013. The increase was principally driven by 13% higher volumes ($21 million), favorable unit margins ($7 million), and the favorable impact from foreign currency translation ($5 million) partially offset by higher fixed costs ($21 million). For the first nine months of fiscal 2014 when compared to the same period of fiscal 2013, Reinforcement Materials EBIT increased by $45 million driven principally by higher volumes ($66 million), favorable unit margins ($13 million), and the favorable impact from foreign currency translation ($7 million) partially offset by higher fixed costs ($41 million). Higher volumes in both comparative periods were due to improved carbon black demand, the addition of new capacity in China, and the acquisition of NHUMO. Favorable unit margins in both comparative periods were most notably due to raw material purchasing savings and the benefits from energy efficiency investments. Higher fixed costs for both comparative periods were primarily associated with new carbon black capacity in China, and the acquisition of NHUMO.

Performance Materials

Sales and EBIT for Performance Materials for the third quarter and first nine months of fiscal 2014 and fiscal 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Specialty Carbons and Compounds Sales	$165	$159	$485	$464
Fumed Metal Oxides Sales	78	74	224	208

Performance Materials Sales	$243	$233	$709	$672

Performance Materials EBIT	$41	$35	$122	$99

In the third quarter of fiscal 2014, sales for Performance Materials increased by $10 million when compared to the third quarter of fiscal 2013. The increase was due to higher volumes ($11 million) and the favorable impact of foreign currency translation ($5 million) partially offset by a less favorable price and product mix (combined $7 million). Volumes in Specialty Carbons and Compounds and Fumed Metal Oxides both increased by 5%. During the first nine months of fiscal 2014, sales in Performance Materials increased by $37 million primarily due to the higher volumes ($43 million) and a favorable impact of foreign currency translation ($9 million) partially offset by a less favorable price and product mix (combined $15 million). Higher volumes in both comparative periods were due to improved demand in our key end markets. The less favorable price and product mix in both comparative periods were primarily due to price adjustments to customers that coincided with decreases in raw material costs in our Specialty Carbons and Compounds business.

EBIT in Performance Materials increased by $6 million in the third quarter of fiscal 2014 when compared to the same quarter of fiscal 2013 principally due to higher volumes ($5 million) and the favorable impact of foreign currency translation ($3 million). For the first nine months of fiscal 2014, EBIT was $23 million higher when compared to the first nine months of fiscal 2013 principally driven by higher volumes ($22 million) and the favorable impact of foreign currency translation ($3 million). Higher volumes in both comparative periods were due to improved demand in our key end markets.

Advanced Technologies

Sales and EBIT for Advanced Technologies for the third quarter and first nine months of fiscal 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in millions)
Inkjet Colorants	$17	$18	$46	$46
Aerogel	2	9	8	17
Elastomer Composites	4	5	28	17
Specialty Fluids	24	35	77	63

Advanced Technologies Sales	$47	$67	$159	$143

Advanced Technologies EBIT	$14	$28	$51	$44

Sales in Advanced Technologies decreased by $20 million in the third quarter of fiscal 2014 when compared to the same period of fiscal 2013 primarily due to lower volumes ($23 million), most notably in Specialty Fluids, and lower Aerogel royalties ($5 million), partially offset by a more favorable price and product mix ($6 million) and higher royalties in Elastomer Composites ($2 million). In the first nine months of fiscal 2014, sales in Advanced Technologies increased by $16 million when compared to the first nine months of fiscal 2013 due to higher volumes ($7 million), a more favorable price and product mix (combined $7 million) and higher royalties and technology payments in Elastomer Composites ($12 million) partially offset by lower Aerogel royalties ($8 million) and an unfavorable impact of foreign currency translation ($2 million).

EBIT in Advanced Technologies decreased by $14 million in the third quarter of fiscal 2014 when compared to the same period of fiscal 2013 primarily due to lower volumes ($15 million), most notably in Specialty Fluids, and lower Aerogel royalties ($5 million). These items were partially offset by a more favorable price and product mix ($4 million) and higher royalties in Elastomer Composites ($2 million). For the first nine months of fiscal 2014 when compared to the same period of fiscal 2013, Advanced Technologies EBIT increased by $7 million driven principally by higher volumes ($7 million), most notably in Specialty Fluids, a more favorable price and product mix ($2 million), and higher royalties and technology payments in Elastomer Composites ($12 million). These items were partially offset by higher costs ($5 million), an unfavorable impact of foreign currency translation ($1 million), and lower Aerogel royalties ($8 million).

As previously disclosed, the main raw material source for our Specialty Fluids business is our cesium mine in Canada. In light of the technical challenges and economic feasibility of proceeding with a major development project at our mine, our cesium reserves available for mining will likely be lower than previously disclosed in our 2013 10-K. As a result, we intend to be more selective in our projects to minimize our annual consumption of cesium and we will continue to assess options to access additional reserves. These actions will likely impact the Specialty Fluids business’s costs, pricing and volumes, and we anticipate the business’s annual profitability being approximately 10-20% lower than what we have experienced over the last few years.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2014 and fiscal 2013 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Purification Solutions Sales	$78	$81	$230	$244

Purification Solutions EBIT	$(7)	$(1)	$(20)	$4

Sales in Purification Solutions decreased by $3 million in the third quarter of fiscal 2014 when compared to the same period of fiscal 2013 due to lower volumes ($9 million) partially offset by a more favorable price and product mix (combined $5 million). During the first nine months of fiscal 2014, sales in Purification Solutions decreased by $14 million primarily due to lower volumes ($26 million) partially offset by a more favorable price and product mix (combined $12 million). The more favorable price and product mix in both comparative periods were primarily due to the implementation of price increases. Lower volumes in both comparative periods were driven by a decline in demand in the air and gas sector.

EBIT in Purification Solutions decreased by $6 million in the third quarter of fiscal 2014 when compared to the same quarter of fiscal 2013 primarily due to lower volumes ($5 million). For the first nine months of fiscal 2014, EBIT was $24 million lower when compared to the first nine months of fiscal 2013 driven by lower volumes ($14 million) and higher fixed costs ($11 million). Lower volumes in both comparative periods were driven by a decline in demand in the air and gas sector. Higher fixed costs in both comparative periods were primarily related to higher maintenance costs and a higher allocation of certain functional and indirect costs.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability increased by $145 million during the first nine months of fiscal 2014. The increase was largely attributable to the receipt of the final cash payment for the sale of the Supermetals business during the third quarter of fiscal 2014, partially offset by the NHUMO acquisition. At June 30, 2014, we had cash and cash equivalents of $101 million, and current availability under our revolving credit agreement of approximately $647 million. Our revolving credit agreement, which has a $750 million limit, supports our commercial paper program. The aggregate borrowings under both our commercial paper program and revolving credit agreement cannot exceed the $750 million limit. The outstanding balance of commercial paper as of June 30, 2014 was $103 million and is included within the Notes payable caption on our Consolidated Balance Sheets. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the revolving credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of June 30, 2014, we were in compliance with all applicable covenants.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of June 30, 2014, our U.S. dollar equivalent cash and cash equivalent holdings by region were: Asia Pacific $53 million, Europe $20 million, and the Americas $28 million, which included $4 million in the U.S. We received $215 million of cash during the third quarter of fiscal 2014 on notes receivable related to the fiscal 2012 sale of our former Supermetals business.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $185 million in the first nine months of fiscal 2014, compared to $142 million during the same period of fiscal 2013.

Cash provided by operating activities in the first nine months of fiscal 2014 was driven primarily by net income of $182 million plus $150 million of depreciation and amortization and $22 million of dividends from equity affiliates. These sources of cash were partially offset by a net increase in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities). Our working capital increase during the first nine months of fiscal 2014 was driven primarily by higher accounts receivable and inventories.

Cash generated from operating activities in the first nine months of fiscal 2013 was driven primarily by net income of $109 million plus $144 million of depreciation and amortization. These sources of cash were partially offset by a net increase in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and a decrease in income taxes payable of $36 million. Our working capital increase during the first nine months of fiscal 2013 was driven primarily by higher accounts receivable and lower accounts payable and accrued liabilities due to the timing and payout of certain corporate accruals.

Cash Flows from Investing Activities

In the nine months ended June 30, 2014, investing activities provided $22 million of cash and were primarily driven by the receipt of the final cash payment for the sale of the Supermetals business of $215 million, partially offset by capital expenditures of $115 million and cash paid for the NHUMO acquisition of $73 million (net of cash acquired of $7 million). For the nine months ended June 30, 2013, investing activities consumed $160 million of cash and were primarily driven by capital expenditures of $195 million partially offset by cash received from notes receivable from the sale of the Supermetals business of $39 million.

During the nine months ended June 30, 2014, capital expenditures were primarily related to sustaining and compliance capital projects at our operating facilities, site development at our mine in Marshall, Texas, to support the future raw materials supply for the Purification Solutions segment, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2014 are expected to be between $60 million to $85 million. Our planned capital spending program for the remainder of fiscal 2014 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

In the nine months ended June 30, 2014, financing activities consumed $188 million primarily related to net outflows of $138 million on our commercial paper program. In the first nine months of fiscal 2014, our overall debt balance decreased by $136 million. The decrease was driven primarily by our repayment of commercial paper in the third quarter of fiscal 2014 using the cash received from the sale of the Supermetals business.

During the first nine months of fiscal 2013, financing activities consumed $12 million of cash. We received net inflows of $202 million from our commercial paper program, and used the majority of the proceeds to repay $189 million on our revolving credit facility. In the first nine months of fiscal 2013, our overall debt balance increased by $31 million to fund capital expenditures and working capital requirements.

Venezuela

We own 49% of an operating Carbon Black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2014, these subsidiaries carried the operating affiliate investment of $17 million and held 20 million bolivars (less than $1 million) in cash.

During the nine months ended June 30, 2014 and 2013, the operating affiliate declared dividends in the amount of $4 million and $2 million, respectively, which were paid in U.S. dollars and repatriated to our wholly owned subsidiaries.

During the second quarter of fiscal 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan Bolivars to U.S. dollars. In March 2014, the Venezuelan government created a currency exchange mechanism referred to as SICAD 2 (Supplementary System for the Administration of Foreign Currency) and allowed its use by all entities for all transactions. The exchange rate on March 31, 2014 under SICAD 2 was 50.8 bolivars to the U.S. dollar (B/$) compared to the previously used official exchange rate of 6.3 B/$. A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into Bolivars. Since the exchange rate that was made available to us when converting these dollars into Bolivars was the SICAD 2 exchange rate, the operating affiliate remeasured its bolivar denominated monetary accounts at that rate. From a segment reporting perspective, the negative impact of the exchange rate devaluation on the operating affiliate’s results was $8 million, of which our share was $4 million for the nine months ended June 30, 2014. The SICAD 2 rate at June 30, 2014 was 50.0 B/$.

In addition, in the second quarter of fiscal 2014 we remeasured the bolivar denominated monetary accounts in our wholly owned subsidiaries at the SICAD 2 rate as it was determined that this exchange mechanism is applicable to these subsidiaries. This resulted in the recognition of a $2 million loss which was recorded within Other income within the Consolidated Statements of Operations. We also recognized a tax benefit of $2 million from a reduction in its bolivar denominated deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings.

The operating entity has been profitable historically and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the SICAD 2 rate or opening of additional parallel markets could cause us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by our wholly owned subsidiaries.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2014.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)

Reinforcement Materials	$102	$318	$280	$189	$181	$2,628	$3,698
Performance Materials	12	39	33	29	30	236	379
Advanced Technologies	1	2	1	1	1	—	6
Purification Solutions	12	20	11	10	9	17	79

Total	$127	$379	$325	$229	$221	$2,881	$4,162

Off-balance sheet arrangements

We have no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including the profitability of our Specialty Fluids business, the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2014; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. We will adopt this standard on October 1, 2014. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and we do not expect the impact to be material.

In April 2014, the FASB issued a new standard related to the “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. We expect to adopt this standard on October 1, 2015. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is not permitted. We expect to adopt this standard on October 1, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2014 does not differ materially from that discussed under Item 7A of our 2013 10-K.

Item 4.	Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2013 10-K, the respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled.

As of June 30, 2014 and September 30, 2013, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At June 30, 2014 and September 30, 2013, the reserve was $9 million and $11 million, respectively, on a discounted basis ($13 million and $15 million on an undiscounted basis at June 30, 2014 and September 30, 2013, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2065. Cash payments related to this liability were $2 million in the first nine months of both fiscal 2014 and 2013.

Other Matters

We are subject to various other lawsuits, claims and contingent liabilities. In our opinion, although final disposition of some or all of these other suits and claims may impact our consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2014 - April 30, 2014	—	$—	—	1,636,788
May 1, 2014 - May 31, 2014	—	$—	—	1,636,788
June 1, 2014 - June 30, 2014	—	$—	—	1,636,788

Total	—		—

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the third quarter of fiscal 2014 we did not repurchase shares under this authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013; (iii) the Consolidated Balance Sheets at June 30, 2014 and September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 6, 2014	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 6, 2014	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013; (iii) the Consolidated Balance Sheets at June 30, 2014 and September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, June 30, 2014.