Form 10-K
period 2014-09-30
CABOT CORP
filed 2014-11-26
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Large accelerated filer  ☒                         Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2014), the aggregate market value of the Registrant’s common stock held by non-affiliates was $3,774,867,798. As of November 19, 2014, there were 64,047,874 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our expectations regarding our future business performance and overall prospects; demand for our products; the availability of raw materials for our Specialty Fluids business and the life of our pollucite ore reserves; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; development plans for our cesium mining operations; when we expect to complete the move of our EMEA business service center to Riga, Latvia; when we expect construction of a new multi-hearth furnace at our activated carbon joint venture operations in Canada will be completed; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; the charge we expect to take in connection with the transfer of certain defined benefit plan obligations and assets; our expected tax rate for fiscal 2015; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Our strategy is to deliver earnings growth through leadership in performance materials. We intend to achieve this goal by focusing on margin improvement, capacity expansion and emerging market growth, developing new products and businesses and actively managing our portfolio of businesses. In support of this strategy, during fiscal 2014 we acquired our joint venture partner’s interest in NHUMO, S.A. de C.V. (“NHUMO”), our carbon black manufacturing joint venture in Altamira, Mexico, and sold our Security Materials business. Results of operations for the Security Materials business prior to the sale and the gain on the sale are reported in discontinued operations.

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

Our internet address is www.cabotcorp.com. We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Information appearing on our website is not a part of, and is not incorporated in, this Annual Report on Form 10-K.

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

Under appropriate circumstances, we have entered into supply contracts with certain customers, many of which have durations of at least one year. Many of these contracts provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2014, approximately half of our rubber blacks volume was sold under supply agreements with an initial term of at least one year. The majority of the volumes sold under these agreements are sold to customers in North America and Western Europe.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, The Netherlands and the United States. Our equity affiliate operates a carbon black plant in Venezuela.

The following table shows our ownership interest as of September 30, 2014 in rubber blacks operations in which we own less than 100% of the common equity:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon and Merak, Indonesia	97% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

Performance Materials

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (our Specialty Carbons and Compounds business); and fumed silica, fumed alumina and dispersions thereof (our Fumed Metal Oxides business). In each business, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, electronics and consumer products sectors.

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

The following table shows our ownership interest as of September 30, 2014 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (Specialty Carbons and Compounds business)	90% (consolidated subsidiary)
Jiangxi Province, China (Fumed Metal Oxides business)	90% (consolidated subsidiary)
Mettur Dam, India (Fumed Metal Oxides business)	50% (equity affiliate)

Advanced Technologies

Advanced Technologies is comprised of our Inkjet Colorants, Aerogel, Elastomer Composites and Specialty Fluids businesses. A discussion of each of these businesses follows.

Inkjet Colorants Business

Products

We produce and sell aqueous inkjet colorants primarily to the inkjet printing market. Our inkjet colorants are high-quality pigment-based black and color dispersions based on our patented surface modification technology. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma), sharp print characteristics and durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Our inkjet colorants serve various inkjet printing applications, including commercial printing, small office/home office and corporate office, as well as other niche applications that require a high level of dispersibility and colloidal stability. We also sell inks with our pigment-based colorant dispersions into the emerging commercial printing segment for digital print.

Sales and Customers

Sales of inkjet colorants and inks are made by Cabot employees to inkjet printer manufacturers and to suppliers of inkjet inks in the inkjet cartridge aftermarket. Sales to three customers account for a substantial portion of the revenue of our Inkjet Colorants business. Many of our commercialized products have been developed through joint research and development initiatives with inkjet printer manufacturers and press integrators. These initiatives have led to the development of exclusive differentiated products for these inkjet customers.

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

Aerogel Business

Products

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the building and construction industry, the product is used in insulative sprayable plasters and composite building products, as well as translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. These applications include incorporation of aerogel into highly thermal insulative coatings formulations for safe touch, anti-condensation, architectual thermal breaks and improved energy efficiency. We continue to focus on application and market development activities for use of aerogel in these and other new applications.

Sales and Customers

Sales of aerogel products are made principally by Cabot employees to engineering procurement and installation companies, traditional insulation manufacturers, building and construction materials companies, and specialty chemical and coatings producers and distributors.

Competition

Although the manufacturing processes used are different, in certain insulation applications, our aerogel products compete principally with aerogel products manufactured by one company. We also compete with non-aerogel insulation products manufactured by primarily regional companies throughout the world.

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

Elastomer Composites Business

We have licensed our patented elastomer composites manufacturing process to Manufacture Francaise des Pneumatiques Michelin (“Michelin”) for their exclusive use in tire applications. This liquid phase process is used to manufacture compounds of natural latex rubber and carbon black that improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. In consideration, we are entitled to receive payments upon the achievement of multiple development and technical milestones, as well as quarterly royalty payments. Under this agreement, quarterly royalty payments extend through fiscal 2022 in accordance with a pre-determined schedule linked to Michelin’s installed capacity.

Specialty Fluids Business

Products

Our Specialty Fluids business principally produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with the testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products. We also manufacture and sell fine cesium chemicals that are used in a wide range of applications, including catalysts and brazing fluxes.

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

Competition

Formate fluids compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on product performance, quality, reliability, service, technical innovation, price, and proximity of inventory to customers’ drilling operations. We believe our commercial strengths include our unique product offerings and their performance, and our customer service.

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), the vast majority of which we obtain from our mine in Manitoba, Canada, a portion of which is located under Bernic Lake. We own a substantial portion of the world’s known pollucite reserves. In 2013, after indications of structural instability in a portion of the mine that contains significant cesium reserves, we began to assess the technical and economic feasibility of development alternatives at the mine to enable us to continue to access our pollucite reserves. We recently began a development project in a portion of the mine unaffected by the instability. If this project is successfully implemented, taking into account inventory on hand and our expected consumption rate (both fluid lost and sold), we expect our supply of cesium products to last approximately five years, excluding the potential for additional cesium supply from other projects that we are currently pursuing. We will continue to assess options to access the additional reserves in the mine, assess various technologies to augment our cesium supply, seek alternative sources of ore, and be more selective in the projects we supply to minimize our annual consumption of cesium. The risks and uncertainties associated with the mine development project and the availability of raw materials for this business are described in the Risk Factor discussion in Item 1A below.

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

Purification Solutions

Products

Activated carbon is a porous material consisting mainly of elemental carbon treated with heat, steam and/or chemicals to create high internal porosity, resulting in a large internal surface area that resembles a sponge. It is generally produced in two forms, powdered and granular, and is manufactured in different sizes, shapes and levels of purity and using a variety of raw materials for a wide variety of applications. Activated carbon is used to remove contaminants from liquids and gases using a process called adsorption, whereby the interconnected pores of activated carbon trap contaminants.

Our activated carbon products are used for the purification of water, air, food and beverages, pharmaceuticals and other liquids and gases, as either a colorant or a decolorizing agent in the production of products for food and beverage applications and as a chemical carrier in slow release applications. In gas and air applications, one of the uses of activated carbon is for the removal of mercury in flue gas streams. In certain applications, used activated carbon can be reactivated for further use by removing the contaminants from the pores of the activated carbon product. The most common applications for our reactivated carbon are water treatment and food and beverage purification. In addition to our activated carbon production and reactivation, we also provide activated carbon solutions through on-site equipment and services, including delivery systems for activated carbon injection in coal-fired utilities, mobile water filter units and carbon reactivation services.

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

Competition

We are one of the leading manufacturers of activated carbon in the world. We compete in the manufacture of activated carbon with a number of companies, some of whom have a global presence and others who have a regional or local presence, although not all of these companies manufacture activated carbon for the range of applications for which we sell our products.

Competition for activated carbon and activated carbon equipment and services is based on quality, performance, price and supply-chain stability. We believe our product and application diversity, product differentiation, technological leadership, quality, cost-effective access to raw materials, and scalable manufacturing capabilities provide us with a competitive advantage.

Raw Materials

The principal raw materials we use in the manufacture of activated carbon are various forms of coal, including lignite, wood and other carbonaceous materials, which are, in general, readily available and we believe we have in adequate supply. We also own a lignite mine that is operated by Caddo Creek Resources Company, LLC, a subsidiary of the North American Coal Company. The mine began operations in November 2014 and will supply our Marshall, Texas facility.

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in the United States, the United Kingdom, The Netherlands and Italy. Our affiliates operate activated carbon plants in Canada and Mexico. In fiscal 2014, we announced the construction of an additional multi-hearth furnace that will double the capacity at our joint venture manufacturing facility in Canada, which is expected to be completed in 2016. The following table shows our ownership interest as of September 30, 2014 in activated carbon operations in which we own less than 100%:

Location	Percentage Interest
Estevan, Saskatchewan, Canada	50% (contractual joint venture)
Atitalaquia, Hidalgo, Mexico	49% (equity affiliate)

Patents and Trademarks

We own and are a licensee of various patents, which expire at different times, covering many of our products as well as processes and product uses. Although the products made and sold under these patents and licenses are important to Cabot, the loss of any particular patent or license would not materially affect our business, taken as a whole. In Purification Solutions, we sell products under the Norit trademark. While we take appropriate steps to protect our various trademarks, if we lost all rights to this trademark, our Purification Solutions business could be materially adversely affected. We also sell our products in Purification Solutions and our other businesses under a variety of other trademarks, the loss of any one of which would not materially affect our business, taken as a whole.

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

Employees

As of September 30, 2014, we had 4,737 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

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

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $17 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $14 million in environmental-related capital expenditures at existing facilities in fiscal 2014 and anticipate spending approximately $42 million for such matters in fiscal 2015. The expected increase in spending in fiscal 2015 is primarily for air pollution control projects in the United States and China and for wastewater system improvement projects in the United States.

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

The International Agency for Research on Cancer (“IARC”) classifies carbon black as a Group 2B substance (known animal carcinogen, possible human carcinogen). We have communicated IARC’s classification of carbon black to our customers and employees and have included that information in our safety data sheets and elsewhere, as appropriate. We continue to believe that the available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in our safety data sheets.

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

Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency. We have completed all required registrations under REACH to date and will continue to complete the registrations under REACH for our products in accordance with future registration deadlines. We will also continue to work with the manufacturers and importers of our raw materials, including our feedstocks, to ensure their registration prior to the applicable deadlines. In addition, the EC has adopted a harmonized definition of “nanomaterial” to be used in the EU to identify materials for which special provisions may apply, such as risk assessment and ingredient labeling. The EC definition is broad and applies to many of our existing products, including carbon black, fumed silica and alumina. Country-specific product registration and assessment programs have been implemented in some countries and are being developed by others. We will continue to address these requirements.

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

Our operations and performance are affected by worldwide and regional economic conditions. Continued uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products. We may also experience pricing pressure on products and services, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction measures that exceed declines in the actual underlying demand. Our businesses are sensitive to industry capacity utilization, particularly Reinforcement Materials. As a result, pricing tends to fluctuate when capacity utilization changes occur, which could affect our financial performance.

As a chemical manufacturing company, our operations are subject to operational risks and have the potential to cause environmental or other damage as well as personal injury, which could adversely affect our business, results of operations and cash flows.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, aerogel, activated carbon and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our manufacturing processes and the transportation of chemical products entail risks such as leaks, fires, explosions, toxic releases, mechanical failures or unscheduled downtime. If operational risks materialize, they could result in injury or loss of life, damage to the environment, or damage to property. In addition, the occurrence of material operating problems at our facilities may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. Accordingly, these events and their consequences could negatively impact the Company’s results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.

The strategic growth plan of the mercury removal products portion of our Purification Solutions business relies significantly on the enforcement of environmental laws and regulations, and if our assumptions about future sales and profitability prove incorrect, we may be required to impair or write off certain assets.

The strategic growth plan for the mercury removal products portion of our Purification Solutions business relies significantly upon the enforcement of environmental laws and regulations, particularly those that would require industrial facilities to reduce the quantity of air pollutants they release. In particular, we expect demand for our activated carbon products to increase as coal fired utilities in the U.S. enhance their emission control systems in order to comply with the U.S. Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels. Utilities are required to comply with these standards beginning in April 2015, although state permitting agencies that enforce these standards are authorized to allow a one-year extension of time for compliance. Recently, the U.S. Supreme Court agreed to consider whether the EPA appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities. This appeal follows the U.S. Court of Appeals for the District of Columbia Circuit decision in April 2014, which considered this issue and upheld the MATS regulation. It is not possible to predict the outcome of the Supreme Court’s review of this matter. Our growth assumptions for this business also include assumptions about the amount of activated carbon that is needed to effectively reduce mercury emissions to the levels required by MATS. If our assumptions concerning sales volumes or margins are incorrect, or there is a change in the implementation of or requirements under MATS, as a result of the Supreme Court’s review or otherwise, our actual results for our activated carbon business could be less than expected. If that were the case, we may not be able to realize the value of the assets of this business, which could lead to an impairment or write-off of certain assets. Our Purification Solutions business had $458 million of goodwill and $289 million of intangible assets at September 30, 2014.

Our mining operations have the potential to cause safety issues, including those that could result in significant personal injury, and a disruption in our cesium mining operations could disrupt our supply of raw materials for our Specialty Fluids business.

We have underground cesium mining operations in Manitoba, Canada, and own an above-ground lignite mine close to our Marshall, Texas facility which is operated by a subsidiary of The North American Coal Company. Mining operations by their nature are activities that involve a high level of uncertainty and are often affected by risks and hazards outside of our control. These operational risks include, but are not limited to, industrial accidents; unexpected geological conditions; fall of ground accidents or structural collapses at underground mines; and lower than expected quality, ore grades or recovery rates. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production, and potential legal liabilities.

The principal raw material used by our Specialty Fluids business is pollucite (cesium ore), the vast majority of which we obtain from our mine in Manitoba, a portion of which is located under Bernic Lake. In 2013, following a fall of ground in a portion of the mine that contains significant cesium reserves, we implemented additional safety measures and several types of monitoring devices in the mine, based on the advice of our third-party mining consultants. Since their implementation in July 2013, the monitoring devices have indicated good structural stability in the mine, and we have resumed normal mining activities with respect to the areas not affected by the fall of ground. The structural stability may be subject to change at any time, including the potential for further deterioration and flooding, even in the near term. After the fall of ground in 2013, we began to assess the technical and economic feasibility of development alternatives at the mine to enable us to continue to access our pollucite reserves, and recently began a development project in a portion of the mine unaffected by the instability. If this project is successfully implemented, taking into account inventory on hand and our expected consumption rate, we expect our supply of cesium products to last approximately five years. We expect this development project will take approximately one year to complete, and there remains a risk of further deterioration of the mine over that period of time that could limit our ability to complete this project. Further, this project could experience unexpected cost increases or other problems or delays. If we are unable to continue mining or unwilling to incur the costs associated with further developing the mine, we may be unable to obtain additional raw material for our Specialty Fluids business at an acceptable cost or at all.

A significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us could harm our business or cash flows.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a reduction in volumes sold to them, including because of a work stoppage or other disruption, could adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration in the financial condition of any of our customers or the industries they serve that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition. In addition, we have significant receivables from a limited number of customers, which could create a concentration of credit risk.

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

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2014. Although much of our international business is currently in regions where the political and economic risk levels and established legal systems are similar to those in the U.S., we also conduct business in countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit. We have an equity method investment in Venezuela, a country that has established rigid controls over the ability of foreign companies to repatriate cash and which, during the last year, effectively devalued its currency. Such exchange controls could potentially impact our ability, in both the short and long term, to recover both the cost of our investment and earnings from that investment.

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

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including, but not limited to, those involving environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, and coal worker’s pneumoconiosis. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including liabilities associated with respirator claims) or in connection with environmental remediation activities could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2014, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

There are also instances where we have direct current exposures to foreign currency movements because settlement back into a different currency is intended. These situations can have a direct impact on our cash flows.

Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.

Our future tax rates may be adversely affected by a number of factors, including changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.

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

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities, and, in certain geographic areas, to pay emissions-related fees based on certain emissions levels. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts. See “Item 3 Legal Proceedings—Environmental Proceedings”.

Regulations requiring a reduction of greenhouse gas emissions impact our carbon black and activated carbon operations.

Global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. The European Commission’s Emissions Trading Scheme applies to our carbon black and activated carbon facilities in Europe, and we generally expect to purchase emission credits where necessary to respond to allocation shortfalls. However, if our carbon black or activated carbon operations generate more carbon dioxide than our allocations permit, the cost to purchase allocation credits at that time may be unacceptable to us. There are also regulatory developments in other regions and countries, including the U.S., Canada, China and Brazil, regarding greenhouse gas emission reduction programs. Those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken and expect to continue to undertake cost reduction initiatives and organizational restructurings to improve operating efficiencies, optimize our asset base and generate cost savings. For example, we are currently moving our European business service center operations from Leuven, Belgium to Riga, Latvia. We cannot be certain that we will be able to complete these initiatives as planned or without business interruption, or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

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

The reduction or elimination of tariffs placed on U.S. imports of Chinese activated carbon could have a material adverse effect on our Purification Solutions business.

Purification Solutions faces pressure and competition in its U.S. markets from low-priced imports of activated carbon products that are frequently sold at less than fair value in the U.S. If the amounts of these low-priced imports increase, especially if they are sold at less than fair value, our sales of competing products could decline, which could have an adverse effect on the earnings of Purification Solutions. In addition, sales of these low-priced imports may negatively impact our pricing. To limit these activities, regulators in the U.S. have enacted antidumping duties on steam activated carbon products that are set to expire in 2017, subject to provisions for renewal. The amount of these antidumping duties are reviewed annually, and the lower the tariff, the less effective they may be in reducing the volume of low-priced activated carbon imports in the U.S., which could negatively effect demand or pricing for our products.

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

Location by Region	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions
Americas Region
Alpharetta, GA*(1)	X	X	X	X
Tuscola, IL		X
Canal, LA	X	X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Haverhill, MA			X
Midland, MI		X
Pryor, OK				X
Marshall, TX				X
Pampa, TX	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**			X
Altamira, Mexico	X
Sarnia, Ontario	X	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions
EMEA Region
Loncin, Belgium		X
Leuven, Belgium*(1)(2)	X	X	X	X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*			X
Rheinfelden, Germany		X
Ravenna, Italy (2 plants)	X			X
Riga, Latvia*(1)(2)	X	X	X	X
Bergen, Norway*			X
Kristiansund, Norway*			X
Schaffhausen, Switzerland*	X	X	X	X
Botlek, The Netherlands**	X	X
Amersfoort, The Netherlands*				X
Klazienaveen, The Netherlands				X
Zaandam, The Netherlands				X
Dubai, United Arab Emirates*		X
Purton, United Kingdom (England)				X
Aberdeen, United Kingdom (Scotland)*			X
Glasgow, United Kingdom (Scotland)				X
Barry, United Kingdom (Wales)**		X

Asia Pacific Region
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Mumbai, India*	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*(1)	X	X
Merak, Indonesia	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X	X	X
Port Dickson, Malaysia**			X

(1)	Business service center
(2)	We began transitioning our EMEA business service center from Leuven, Belgium to Riga, Latvia during fiscal 2014. We expect to complete these actions by the end of fiscal 2015.
*	Leased premises
**	Building(s) owned by Cabot on leased land

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2014, unless otherwise specified.

Environmental Proceedings

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the United States. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, which was approved by the U.S. District Court for the Western District of Louisiana in March, 2014, Cabot paid a combined $975,000 civil penalty to EPA and LDEQ, will fund $450,000 in environmental mitigation projects in the three communities where the plants are located, and will install technology controls for sulfur dioxide and nitrogen oxide. We expect that the capital costs to install these controls will total approximately $85 million and be incurred through calendar year 2020. In addition, Cabot has agreed to certain best management practices (“BMPs”) to control emissions of particulate matter at the three locations. It is expected that other carbon black manufacturers will also be required to install technology controls and agree to adopt BMPs at their U.S. facilities in connection with this initiative and are also likely to pay a civil penalty and fund mitigation projects.

In 1986, Cabot sold a beryllium manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, we agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK pursuant to the Resource Conservation and Recovery Act (“RCRA”) requiring NGK to address soil and groundwater contamination at the site. Soil remediation at the site has been completed and the groundwater remediation activities are ongoing pursuant to the RCRA order. We are contributing to the costs of the groundwater remediation activities pursuant to the cost-sharing agreement with NGK. Cabot and NGK also pursued various legal claims against the U.S. for cost recovery and participation in future remediation activities based on the U.S.’s previous involvement at the site and contractual arrangements, beginning in World War II and continuing thereafter. Those claims were recently settled by the U.S. Government with a cash payment toward past costs and a commitment to pay a designated share of future costs to be incurred at the site.

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

As of September 30, 2014, we had a $17 million reserve, substantially all of which is accounted for on an undiscounted basis, for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $3 million, on both a discounted and undiscounted basis. The $17 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, the ability of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

In addition to Cabot’s subsidiary and as described above, other parties are responsible for significant portions of the costs of respirator liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases. These parties include Aearo, AO, AO’s insurers, another former owner and its insurers, and a third-party manufacturer of respirators formerly sold under the AO brand (collectively, with Cabot’s subsidiary, the “Payor Group”).

As of September 30, 2014 and 2013, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we have engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the value of the share of these liabilities that reflect our period of direct manufacture and our contractual obligations. Based on the HR&A estimates, we have recorded a $13 million reserve for our estimated share of liability for pending and future respirator claims. We made payments related to our respirator liability of $2 million in each of fiscal 2014, 2013 and 2012.

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

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers as of November 26, 2014.

Patrick M. Prevost, age 59, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since joining Cabot in January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP plc and Amoco.

Eduardo E. Cordeiro, age 47, is Executive Vice President and Chief Financial Officer and provides leadership to the Americas region. Mr. Cordeiro joined Cabot in 1998 and has served in a variety of leadership positions, including Corporate Controller, General Manager of the Fumed Metal Oxides business and General Manager of the Supermetals business. He was responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009.

Sean D. Keohane, age 47, is Executive Vice President and President of Reinforcement Materials. Mr. Keohane joined Cabot in August 2002 and was named General Manager of Performance Materials in May 2008. From March 2012 until November 2014, he was Senior Vice President and President of Performance Materials and in November 2014 he was appointed President of Reinforcement Materials. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014.

Nicholas S. Cross, age 53, is Executive Vice President and President of Performance Materials and Advanced Technologies and provides leadership to the Europe, Middle East and Africa (“EMEA”) region. Mr. Cross joined Cabot in September 2009 as President of the EMEA region and was appointed President of Advanced Technologies in January 2012 and President of Performance Materials in November 2014. He was appointed Vice President upon joining Cabot in 2009, Senior Vice President in March 2012 and Executive Vice President in November 2014. Prior to joining Cabot, Mr. Cross held a variety of leadership positions in BP plc’s Chemicals, Oil and Gas businesses, including Director of Chemicals Strategy and Head of International NGLs.

Brian A. Berube, age 52, is Senior Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001, business General Counsel in March 2002, and General Counsel in March 2003. Mr. Berube was appointed Vice President in March 2002 and Senior Vice President in March 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 19, 2014, there were 836 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2014
Cash dividends per share	$0.20	$0.20	$0.22	$0.22
Price range of common stock:
High	$51.72	$59.28	$61.46	$59.12
Low	$41.59	$46.24	$55.05	$50.36

Fiscal 2013
Cash dividends per share	$0.20	$0.20	$0.20	$0.20
Price range of common stock:
High	$40.95	$44.16	$41.38	$43.36
Low	$32.57	$33.00	$32.13	$37.18

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2014—July 31, 2014	—	$—	—	1,635,788
August 1, 2014—August 31, 2014	211,394	$52.70	211,394	1,424,394
September 1, 2014—September 30, 2014	—	$—	—	1,424,394

Total	211,394		211,394

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the fourth quarter of 2014, we repurchased 211,394 shares under this authorization.

Item 6.	Selected Financial Data

On July 31, 2012, Cabot completed the purchase of Norit N.V. (“Purification Solutions”). The operating results and ratios presented below for fiscal 2012 include two months of results of Purification Solutions. Beginning September 30, 2012 the balance sheet items presented below include those of Purification Solutions.

On November 18, 2013, Cabot purchased all of its joint venture partner’s common stock in NHUMO, S.A. de C.V. (“NHUMO”), which represented approximately 60% of the outstanding common stock of the joint venture. Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company. The results of fiscal 2014 in the table below include 11 months of results at 100% consolidation and one month of results accounted for under the equity method at 40%. Results for all years prior to fiscal 2014 are reported under the equity method at 40%.

The Company completed the sales of its Supermetals business and Security Materials business on January 20, 2012 and July 31, 2014, respectively. The results of operations for both businesses for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations.

	Years Ended September 30
	2014	2013	2012	2011	2010
	(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income
Net sales and other operating revenues	$3,647	$3,456	$3,291	$3,091	$2,710

Gross profit	721	633	644	553	507
Selling and administrative expenses	326	297	281	247	240
Research and technical expenses	60	68	72	63	63

Income from operations(1)	335	268	291	243	204
Net interest expense and other charges(2)	(27)	(58)	(45)	(40)	(38)

Income from continuing operations	308	210	246	203	166
Provision for income taxes(3)	(92)	(60)	(55)	(6)	(30)
Equity in earnings of affiliated companies	—	11	11	8	7
Income from discontinued operations, net of tax	2	(1)	204	53	26

Net income	218	160	406	258	169
Net income attributable to noncontrolling interests, net of tax	19	7	18	22	15

Net income attributable to Cabot Corporation	$199	$153	$388	$236	$154

Common Share Data
Diluted net income attributable to Cabot Corporation:
Income from continuing operations	$3.01	$2.37	$2.84	$2.77	$1.94
Income (loss) from discontinued operations	0.02	(0.01)	3.15	0.80	0.41

Net income attributable to Cabot Corporation	$3.03	$2.36	$5.99	$3.57	$2.35

Dividends	$0.84	$0.80	$0.76	$0.72	$0.72
Closing prices	$50.77	$42.71	$36.57	$24.78	$32.57
Weighted-average diluted shares outstanding—millions	65.1	64.5	64.2	65.4	64.3
Shares outstanding at year end—millions	64.4	64.0	63.3	63.9	65.4

Consolidated Financial Position
Current assets	$1,364	$1,495	$1,443	$1,555	$1,438
Net property, plant, and equipment	1,581	1,600	1,547	1,031	933
Other assets	1,139	1,138	1,409	555	515

Total assets	$4,084	$4,233	$4,399	$3,141	$2,886

Current liabilities	$630	$844	$919	$656	$539
Long-term debt	1,004	1,020	1,172	556	600
Other long-term liabilities	386	286	369	313	330
Cabot Corporation stockholders’ equity	1,942	1,951	1,813	1,487	1,302
Noncontrolling interests	122	132	126	129	115

Total liabilities and stockholders’ equity	$4,084	$4,233	$4,399	$3,141	$2,886

Selected Financial Ratios
Adjusted return on invested capital(4)	9%	8%	12%	16%	14%
Net debt to capitalization ratio(5)	33%	36%	40%	20%	16%
Adjusted return on net assets(6)	10%	9%	12%	14%	13%

(1)	Income from operations includes certain items as presented in the table below:

	Years Ended September 30
	2014	2013	2012	2011	2010
	(Dollars in millions)
Global restructuring activities	$(29)	$(35)	$(17)	$(18)	$(46)
Legal and environmental matters and reserves	(18)	(1)	(8)	(1)	(5)
Acquisition and integration-related charges	(7)	(21)	(26)	—	—
Long-lived asset impairment	—	—	—	—	(2)
Foreign currency (loss) gain on revaluations	(3)	3	—	—	—
Gain on existing investment in NHUMO	29	—	—	—	—

Certain items, pre-tax	$(28)	$(54)	$(51)	$(19)	$(53)

(2)

Net interest expense and other charges include a foreign currency loss of $2 million for fiscal 2014, a foreign currency gain of $2 million for fiscal 2013, and losses of $2 million and $6 million for fiscal 2012 and 2011, respectively. Net interest expense and other charges for fiscal 2010 includes foreign currency gains of less than $1 million.

(3)

The Company’s effective tax rate for fiscal 2014 was a provision of 30% which included net discrete charges of $17 million, composed of a $20 million charge for a valuation allowance, offset by $3 million of net tax benefit primarily related to tax settlements. The Company’s effective tax rate for fiscal 2013 was a provision of 28% which included net discrete charges of $3 million, composed of a $13 million foreign currency related charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation (“R&E”) credit, and other miscellaneous tax items in the tax provision. The Company’s effective tax rate for fiscal 2012 was a provision of 22% which includes net discrete tax benefits of $8 million from the release of a valuation allowance and $3 million from settlements and miscellaneous tax items. The Company’s effective tax rate for fiscal 2011 was a provision of 3% which includes net tax benefits of $24 million from the repatriation of high taxed income, $10 million from the settlements of various tax audits, $2 million from the renewal of the R&E credit and $2 million for investment incentive tax credits recognized in China. The Company’s effective tax rate for fiscal 2010 was a provision of 18% which includes net tax benefits of $15 million from the settlements of various tax audits and $2 million for investment incentive tax credits.

(4)

Adjusted return on invested capital (“Adjusted ROIC”) is a non-GAAP financial measure that management believes is useful to investors as a measure of performance and the effectiveness of our use of capital. We use Adjusted ROIC as one measure to monitor and evaluate performance. ROIC is not a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner. Adjusted ROIC, which excludes items management does not consider representative of the Company’s segment results, is calculated as follows.

Numerator (four quarter rolling):

Net income (loss) attributable to Cabot Corporation

Less the after-tax impact of:

Noncontrolling interest in net income

Interest expense

Interest income

Certain items

Denominator:

Previous five quarter average ending invested capital calculated as follows:

Total Cabot Corporation stockholders’ equity

Plus:	Noncontrolling interests’ equity

Long-term debt

Current portion of long-term debt

Notes payable

Less:	Cash and cash equivalents

Less the four quarter rolling impact of after tax certain items.

(5)

Net debt to capitalization ratio is calculated by dividing total debt (the sum of short-term and long-term debt less cash and cash equivalents) by total capitalization (the sum of Total stockholders’ equity plus total Debt).

(6)

Adjusted return on net assets (“Adjusted RONA”) is a non-GAAP financial measure that management believes is useful to investors as a measure of performance and the effectiveness of our use of capital. We use Adjusted RONA as one measure to monitor and evaluate performance. RONA is not a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner. Adjusted RONA, which excludes items management does not consider representative of the Company’s segment results, is calculated as follows.

Numerator (four quarter rolling):

Net income (loss) attributable to Cabot Corporation

Less the after-tax impact of:

Noncontrolling interest in net income

Certain items

Denominator:

Previous five quarter average ending net asset balance calculated as follows:

Net Working Capital (Accounts Receivable plus Inventory less Accounts Payable and Accruals)

Plus:	Property Plant & Equipment (net of depreciation)

Assets held for rent

External investments, including Equity affiliates

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The policies that we believe are critical to the preparation of the Consolidated Financial Statements are presented below.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years ended September 30
	2014	2013	2012(1)
Reinforcement Materials	58%	57%	63%
Performance Materials	27%	27%	29%
Advanced Technologies	6%	6%	6%
Purification Solutions	9%	10%	2%

(1)	Fiscal 2012 consists of two months of revenues for Purification Solutions, which was acquired on July 31, 2012.

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2014 and 2013 were immaterial. There is no material off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption was $28 million at September 30, 2014 and $24 million at September 30, 2013. These inventories represent 5% of total worldwide inventories at both September 30, 2014 and 2013. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $52 million and $55 million higher as of September 30, 2014 and 2013, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to Cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to Cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

During fiscal 2013 and 2012, inventory quantities carried on a LIFO basis were decreased at the Company’s U.S. carbon black sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease in Cost of sales of $1 million and an increase in consolidated Net income of $1 million ($0.01 per diluted common share) in both fiscal years. No such reductions occurred in fiscal 2014.

We review inventory for both potential obsolescence and potential declines in anticipated selling prices periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of inventory and the estimated market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At September 30, 2014, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $458 million. The future growth in the Purification Solutions business is highly dependent on achieving expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and our successful realization of our anticipated share of volumes in this segment over the next 3 years. The demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective beginning in April 2015 and (2) other factors such as the anticipated usage of activated carbon in the coal fired energy units. Recently, the U.S. Supreme Court agreed to consider whether the EPA appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities. It is not possible to predict the outcome of the Supreme Court’s review of this matter.

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to assumptions used in the valuation model. We estimate the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition.

Definite-lived intangible assets, which are comprised of customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. We evaluate indefinite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. These future growth rates depend on achieving the expected volumes and pricing levels of the products of Purification Solutions.

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

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, while a release of valuation allowances in periods when these tax attributes become realizable would reduce our income tax expense. During the fourth quarter of 2014, the Company recorded a $20 million increase in the valuation allowance on deferred tax assets of a foreign jurisdiction that incurred cumulative losses for the current year and prior two years.

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

The term “product mix” refers to the mix of types and grades of products sold or the mix of geographic regions where products are sold, and the positive or negative impact this has on the revenue or profitability of the business or segment.

The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in Cost of sales under a last-in first-out method, compared to the older costs that would have been included in Cost of sales under a first-in first-out method (“Cost of sales impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through Cost of sales (“liquidation impact”).

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

On July 31, 2012, we purchased all of the issued and outstanding shares of Norit N.V., the business of which we renamed and report as Purification Solutions. Our results for the twelve month period ended September 30, 2012 include two months of results for Purification Solutions.

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by segment. In Reinforcement Materials, demand is influenced on a long-term basis primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; and iii) the number of automotive builds. Over the past several years, operating results have been driven by a number of factors, including: i) increases or decreases in sales volumes; ii) changes in raw material costs and our ability to obtain sales price increases for our products commensurate with increases in raw material costs; iii) changes in pricing and product mix; iv) global and regional capacity utilization; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; and vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities.

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

In Advanced Technologies, drivers of demand are specific to the various businesses. In the Inkjet Colorants business, demand has been driven by a relative increase of printer platforms using our pigments at both new and existing customers and the broader adoption of inkjet technology in office and commercial printing applications. Demand in the Aerogel business has been driven by the adoption of aerogel products for daylighting and insulation for building, construction and industrial applications, and insulation products used in the oil and gas industry. In the Elastomer Composites business, operating results have been driven by sales of elastomer composites as well as royalties and technology payments related to our patented technology that is used in tire applications. During fiscal 2014, we fully transitioned into the royalty phase of our exclusive licensing agreement for our patented elastomer composites manufacturing process with Michelin. Under our current agreement, in future years, revenues will be driven by royalties and technology payments in accordance with this agreement based on a pre-determined schedule linked to Michelin’s installed elastomer composites manufacturing capacity. In our Specialty Fluids business, demand for cesium formate is primarily driven by the level of drilling activity for high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Operating results in Advanced Technologies have been influenced by: i) the rate at which we commercialize new technology; ii) our ability to select the highest value opportunities and work with lead users in the appropriate markets; iii) our ability to appropriately size the overall cost platform for the opportunities; iv) the timing of royalty and technology payments in our Elastomer Composites and Aerogel businesses; and v) the size, type and duration of drilling jobs in our Specialty Fluids business.

In Purification Solutions, longer term demand is driven primarily by the demand for activated carbon based solutions for water, gas and air, pharmaceuticals, food and beverages, catalysts and other chemical applications. Operating results in Purification Solutions have been influenced by i) changes in volume in the various applications previously noted, ii) the amount of coal-based power generation utilized in the U.S., iii) elevated maintenance activity and higher maintenance costs, iv) changes in price and product mix, and v) industry capacity utilization.

Overview of Results for Fiscal 2014

During fiscal 2014, Income from continuing operations before income taxes and equity in (loss) earnings of affiliated companies increased compared to fiscal 2013 largely due to higher volumes from improved demand in our key end markets, the addition of new carbon black capacity in China, and from our acquisition of Grupo Kuo S.A.B. de C.V.’s common stock interest in our carbon black joint venture in Mexico (“NHUMO”). In addition, raw material purchasing savings and the benefits from energy efficiency investments in Reinforcement Materials contributed to the improvement in earnings. In fiscal 2014, we recognized a gain on our pre-existing equity investment in NHUMO upon our acquisition of KUO’s common stock interest in NHUMO. See Note C to our consolidated financial statements for details of the NHUMO transaction.

Fiscal 2014 compared to Fiscal 2013 and Fiscal 2013 compared to Fiscal 2012—Consolidated

Net Sales and other operating revenue and Gross Profit

	Years ended September 30
	2014	2013	2012
	(Dollars in millions)
Net sales and other operating revenues	$3,647	$3,456	$3,291
Gross profit	$721	$633	$644

The $191 million increase in net sales from fiscal 2013 to fiscal 2014 was due primarily to an increase in volumes ($247 million). The improvement was partially offset by lower prices and a less favorable product mix (combined $57 million). The $165 million increase in net sales from fiscal 2012 to fiscal 2013 was due primarily to the addition of Purification Solutions (approximately $267 million). The improvement was partially offset by lower prices and a less favorable product mix (combined $50 million), the unfavorable impact of foreign currency translation ($50 million), and lower volumes ($29 million).

Gross profit increased by $88 million in fiscal 2014 when compared to fiscal 2013 driven by higher volumes, raw material purchasing savings, and the benefits from energy efficiency investments. Gross profit decreased by $11 million in fiscal 2013 when compared to fiscal 2012 driven by lower unit margins that resulted from price decreases and a less favorable product mix, and lower volumes.

Selling and Administrative Expenses

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Selling and administrative expenses	$326	$297	$281

Selling and administrative expenses increased by $29 million in fiscal 2014 when compared to fiscal 2013. The increase was principally driven by higher expenses related to restructuring actions taken in our Europe, Middle East and Africa (“EMEA”) business service center, the addition of NHUMO, and higher costs associated with corporate projects. Selling and administrative expenses increased by $16 million in fiscal 2013 when compared to fiscal 2012. The comparative increase was principally driven by the addition of Purification Solutions and restructuring-related charges.

Research and Technical Expenses

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Research and technical expenses	$60	$68	$72

Research and technical expenses decreased $8 million in fiscal 2014 when compared to fiscal 2013 and decreased $4 million in fiscal 2013 when compared to fiscal 2012. The reduction in both periods was primarily due to lower costs from the benefits associated with restructuring-related activities as we focus on activities that are closer to our existing businesses.

Interest and Dividend Income

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Interest and dividend income	$3	$5	$4

Interest and dividend income decreased $2 million in fiscal 2014 when compared to fiscal 2013 due to lower interest earned on cash balances. Interest and dividend income increased $1 million in fiscal 2013 when compared to fiscal 2012 due to higher interest earned on cash balances.

Interest Expense

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Interest expense	$55	$62	$46

Interest expense decreased $7 million in fiscal 2014 as compared to fiscal 2013. The decrease was due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate. Interest expense increased $16 million in fiscal 2013 as compared to fiscal 2012. The increase was due to a higher debt balance as a result of the financing of the Purification Solutions acquisition, which was partially offset by lower interest expense related to the use of commercial paper in fiscal 2013.

Other (Income) Expense

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Other (income) expense	$(25)	$1	$3

Other (income) expense during fiscal 2014 increased by $26 million as compared to fiscal 2013 due primarily to a gain recognized on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction. This gain was partially offset by an unfavorable comparison of foreign currency movements. Other expense decreased by $2 million in fiscal 2013 compared to fiscal 2012 due to a favorable comparison of foreign currency movements.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2014		2013		2012
	(Dollars in millions)
Provision for income taxes	$92		$60		$55
Effective tax rate	30%		28%		22%
Impact of discrete tax items:
Unusual or infrequent items	(7%	)	(3%	)	3%
Items related to uncertain tax positions	3%		2%		1%
Other discrete tax items	(2%	)	1%		—
Impact of certain items	3%		(2%	)	(1%	)

Operating tax rate	27%		26%		25%

The provision for income taxes was $92 million for fiscal 2014, resulting in an effective tax rate of 30%. This amount included net discrete charges of $17 million, principally comprised of a $20 million valuation allowance, partially offset by a non-taxable gain of $29 million recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. This gain is reported as a certain item. See Note C of the consolidated financial statements for details of the transaction. The operating tax rate for fiscal 2014 was 27%.

The provision for income taxes was $60 million for fiscal 2013, resulting in an effective tax rate of 28%. The increase in the effective tax rate for fiscal 2013, as compared to fiscal 2012, is due to a change in our geographic mix of earnings and an increase in losses from jurisdictions for which no benefit can be recognized. This amount included net discrete charges of $3 million composed of $13 million foreign currency related charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation credit, and other miscellaneous tax items in the tax provision. The operating tax rate for fiscal 2013 was 26%.

The provision for income taxes was $55 million for fiscal 2012, resulting in an effective tax rate of 22%. This amount included net discrete tax benefits of $8 million from the release of a Cabot state tax valuation allowance as a result of the Purification Solutions acquisition and from settlements and miscellaneous tax items. The operating tax rate for fiscal 2012 was 25%.

Our anticipated operating tax rate for fiscal 2015 is between 26% and 28%. The IRS has not yet commenced the audit of our 2007 and later tax years and certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2015 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interest, net of tax

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$—	$11	$11
Net income attributable to noncontrolling interests, net of tax	$19	$7	$18

Equity in earnings of affiliated companies, net of tax, decreased $11 million in fiscal 2014 compared fiscal 2013. The decline was primarily due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate, including the unfavorable impact from the devaluation of the Venezuelan bolivar. Equity in earnings of affiliated companies, net of tax, in fiscal 2013 was consistent with fiscal 2012.

For fiscal 2014, net income attributable to noncontrolling interests, net of tax, increased $12 million due to higher profitability of our joint ventures and charges associated with our 2013 restructuring in Malaysia that did not repeat in fiscal 2014. For fiscal 2013, net income attributable to noncontrolling interests, net of tax, decreased $11 million due to charges associated with our restructuring in Malaysia and lower profitability of our joint ventures in China.

Income from Discontinued Operations, net of tax

During fiscal 2014, we divested our Security Materials business, and during fiscal 2012, we divested our Supermetals business. Accordingly, for all periods we have classified the income or loss from the Security Materials and Supermetals businesses as Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, increased $3 million in fiscal 2014 when compared to fiscal 2013 due to a gain recognized on the sale of the Security Materials business in fiscal 2014. Income from discontinued operations, net of tax, decreased $205 million in fiscal 2013 when compared to fiscal 2012 because we recognized the gain on the sale of the Supermetals business in fiscal 2012 and no longer operated the business in fiscal 2013.

Net Income Attributable to Cabot Corporation

In fiscal 2014, we reported net income of $199 million ($3.03 per diluted common share). This is compared to net income of $153 million ($2.36 per diluted common share) in fiscal 2013 and net income of $388 million ($5.99 per diluted common share) in fiscal 2012.

Fiscal 2014 compared to Fiscal 2013 and Fiscal 2013 compared to Fiscal 2012—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for fiscal 2014, 2013 and 2012 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note U of our Consolidated Financial Statements.

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Total segment EBIT	$447	$386	$410
Certain items	(28)	(54)	(51)
Other unallocated items	(111)	(122)	(113)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	$308	$210	$246

In fiscal 2014, total segment EBIT increased by $61 million when compared to fiscal 2013. The increase was driven by higher volumes ($84 million), higher unit margins ($23 million) that resulted from raw material purchasing savings and the benefits from energy efficiency investments, a favorable comparison of foreign currency movements ($15 million), and higher royalty and technology payments in Elastomer Composites ($11 million). The increase was partially offset by higher fixed costs ($73 million) driven by costs from new capacity in the Reinforcement Materials segment and higher maintenance costs in the Purification Solutions segment.

In fiscal 2013, total segment EBIT decreased by $24 million when compared to fiscal 2012. The decrease was principally driven by lower volumes ($8 million), lower unit margins ($8 million) that resulted from price decreases and a less favorable product mix, and the unfavorable impact of foreign currency translation ($7 million).

Certain Items:

Details of the certain items for fiscal 2014, 2013, and 2012 are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Global restructuring activities	$(29)	$(35)	$(17)
Acquisition and integration-related charges	(7)	(21)	(26)
Foreign currency (loss) gain on revaluations	(3)	3	—
Gain on existing investment in NHUMO	29	—	—
Legal and environmental matters and reserves	(18)	(1)	(8)

Total certain items, pre-tax	$(28)	$(54)	$(51)

Tax-related certain items
Tax impact of certain items	$17	$10	$9
Tax impact of certain foreign exchange (losses) gains	—	(12)	1
Tax impact of non-deductible interest expense	—	—	(2)
Discrete tax items	(17)	11	11

Total tax-related certain items	—	9	19
Total certain items after tax	$(28)	$(45)	$(32)

Certain items for fiscal 2014 include charges related to restructuring activities, acquisition and integration-related charges, foreign currency impacts on revaluations, a gain recognized on our existing equity investment in NHUMO, legal and environmental matters and reserves and tax certain items. Details of restructuring activities are included in Note O of the Consolidated Financial Statements. Acquisition and integration-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments and other expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. Details of the gain recognized on our existing equity investment in NHUMO are included in Note C of the consolidated financial statements. A discussion of legal and environmental matters and reserves is included in Note S of the consolidated financial statements. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Interest expense	$(55)	$(62)	$(46)
Equity in earnings of affiliated companies, net of tax	—	(11)	(11)
Unallocated corporate costs	(54)	(48)	(56)
General unallocated expense	(2)	(1)	—

Total other unallocated items	$(111)	$(122)	$(113)

Other unallocated items include Interest expense, Equity in earnings of affiliated companies, net of tax, Unallocated corporate costs, and General unallocated expense. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to new technology efforts. The balances of General unallocated expense primarily include foreign currency transaction gains (losses), interest income, dividend income, the elimination of profit related to unearned revenue, and the COGS impact of LIFO accounting.

In fiscal 2014, costs from total other unallocated items decreased by $11 million when compared to fiscal 2013. The decrease was driven by $11 million of lower Equity in earnings of affiliated companies, net of tax, due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate. Interest expense also decreased by $7 million due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate. These decreases were partially offset by a $6 million increase in Unallocated corporate costs primarily associated with spending for corporate projects and higher expenses related to incentive compensation.

In fiscal 2013, costs from total other unallocated items increased by $9 million when compared to fiscal 2012. The increase was primarily driven by a $16 million increase in Interest expense due to a higher debt balance as a result of the financing of the Purification Solutions acquisition. The increase was partially offset by an $8 million decrease in Unallocated corporate costs due to lower expenses related to incentive compensation.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2014, 2013 and 2012 are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Reinforcement Materials Sales	$2,076	$1,902	$2,019

Reinforcement Materials EBIT	$242	$188	$227

In fiscal 2014, sales in Reinforcement Materials increased by $174 million when compared to fiscal 2013. The increase was principally driven by 13% higher volumes ($254 million). The increase was offset by a less favorable price and product mix (combined $67 million) and an unfavorable comparison of foreign currency translation ($14 million). Higher volumes were due to improved carbon black demand, the addition of new capacity in China, and the acquisition of NHUMO. The less favorable price and product mix was primarily due to price adjustments to customers for decreases in raw material costs.

In fiscal 2013, sales in Reinforcement Materials decreased by $117 million when compared to fiscal 2012. The decrease was principally driven by a less favorable price and product mix (combined $54 million), the unfavorable impact of foreign currency translation ($41 million), and 1% lower volumes

($23 million). The less favorable price and product mix was primarily due to price adjustments to customers for decreases in raw material costs and lower prices as a result of a more competitive market environment in Asia and Europe. Lower volumes were primarily due to a weak economic environment in Europe and a supply disruption at one of our plants in Japan.

In fiscal 2014, Reinforcement Materials EBIT increased by $54 million when compared to fiscal 2013 driven principally by higher volumes ($85 million), higher unit margins ($16 million) from raw material purchasing savings and the benefit from energy efficiency investments, and a favorable comparison of foreign currency translation ($12 million). The increase was partially offset by higher fixed costs ($58 million). Higher volumes were due to improved carbon black demand, the addition of new capacity in China and the acquisition of NHUMO. Higher fixed costs were primarily associated with new carbon black capacity in China and the acquisition of NHUMO.

In fiscal 2013, Reinforcement Materials EBIT decreased by $39 million when compared to fiscal 2012 driven principally by lower unit margins ($27 million) that resulted from lower prices and a less favorable product mix, lower volumes ($7 million), and higher fixed manufacturing costs ($7 million) primarily from higher utility costs. Lower unit margins were driven by lower prices as a result of a more competitive market environment in Asia and Europe.

Performance Materials

Sales and EBIT for Performance Materials for fiscal 2014, 2013 and 2012 are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Specialty Carbons and Compounds Sales	$647	$622	$664
Fumed Metal Oxides Sales	300	282	250

Performance Materials Sales	$947	$904	$914

Performance Materials EBIT	$158	$132	$128

In fiscal 2014, sales in Performance Materials increased $43 million when compared to fiscal 2013 due to higher volumes ($49 million) and a favorable comparison of foreign currency translation ($11 million), offset by a less favorable price and product mix (combined $17 million). During fiscal 2014, volumes in Specialty Carbons and Compounds increased by 6% and volumes in Fumed Metal Oxides increased by 5%. Higher volumes were due to improved demand in our key end markets. The change in price and product mix was driven by a less favorable product mix and price adjustments to customers that coincided with decreases in raw material costs.

In fiscal 2013, sales in Performance Materials decreased $10 million when compared to fiscal 2012 due to a less favorable price and product mix (combined $9 million) driven by lower prices that coincided with lower raw material costs and a less favorable mix of products sold. During fiscal 2013, volumes in Specialty Carbons and Compounds decreased by 5% due to lower demand in our key end markets and volumes in Fumed Metal Oxides increased by 14% due to new product introductions and the successful commercialization of new capacity.

In fiscal 2014, EBIT in Performance Materials was $26 million higher when compared to fiscal 2013 due to higher volumes ($26 million) as demand improved in our key end markets.

In fiscal 2013, EBIT in Performance Materials was $4 million higher when compared to fiscal 2012 due to higher volumes ($11 million) driven by an increase in Fumed Metal Oxides due to new product introductions and the successful commercialization of new capacity. The higher volumes were partially offset by a less favorable price and product mix (combined $2 million) and higher costs associated with the reduction of inventory levels ($8 million).

Advanced Technologies

Sales and EBIT for Advanced Technologies for fiscal 2014, 2013 and 2012 are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Inkjet Colorants	$62	$64	$66
Aerogel	13	21	18
Elastomer Composites	32	29	23
Specialty Fluids	98	101	94

Advanced Technologies Sales	$205	$215	$201

Advanced Technologies EBIT	$66	$70	$50

Sales in Advanced Technologies decreased by $10 million in fiscal 2014 when compared to fiscal 2013. The decrease was primarily due to lower volumes ($25 million), most notably in the Specialty Fluids and Elastomer Composites businesses, lower Aerogel royalties ($8 million), and the unfavorable impact of foreign currency translation ($2 million). These decreases were partially offset by higher pricing and a more favorable product mix (combined $14 million) driven by price increases implemented in the Specialty Fluids business, and higher royalties and technology payments in the Elastomer Composites business ($11 million).

Sales in Advanced Technologies increased by $14 million in fiscal 2013 when compared to fiscal 2012. The increase was primarily due to higher pricing and a favorable product mix ($15 million) driven by price increases implemented in the Specialty Fluids business, partially offset by unfavorable foreign currency translation ($3 million). Higher royalties and technology payments in the Elastomer Composites business offset lower volumes in the segment.

EBIT in Advanced Technologies decreased by $4 million in fiscal 2014 when compared to fiscal 2013. The decrease is primarily due to lower volumes ($10 million), lower Aerogel royalties ($8 million), higher fixed costs ($4 million) driven by higher mine-related costs in the Specialty Fluids business, and the unfavorable impact of foreign currency translation ($1 million). These decreases were partially offset by higher pricing and a more favorable product mix (combined $8 million) driven by price increases implemented in the Specialty Fluids business, and higher royalties and technology payments in the Elastomer Composites business ($11 million).

EBIT in Advanced Technologies increased by $20 million in fiscal 2013 when compared to fiscal 2012. The increase was driven by cost savings from restructuring activities in the segment ($10 million) and higher royalties and technology payments in the Elastomer Composites business ($9 million). Higher prices and a favorable product mix were largely offset by lower volumes.

The main raw material source for our Specialty Fluids business is our cesium mine in Canada. After a fall of ground in 2013 in a portion of the mine that contains significant cesium reserves, we began to assess the technical and economic feasibility of development alternatives at the mine to enable us to continue to access our pollucite reserves, and recently began a development project in a portion of the mine unaffected by the instability. If this project is successfully implemented, taking into account inventory on hand and our expected consumption rate, we expect our supply of cesium products to last approximately five years, excluding the potential for additional cesium supply from other projects that we are currently pursuing. We will continue to assess options to access the additional reserves in the mine, assess various technologies to augment our cesium supply, seek alternative sources of ore, and be more selective in the projects we supply to minimize our annual consumption of cesium. These actions will likely affect costs, pricing and volumes in the Specialty Fluids business.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2014, 2013 and 2012 are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Purification Solutions Sales	$315	$328	$61

Purification Solutions EBIT	$(19)	$(4)	$5

Sales in Purification Solutions decreased by $13 million in fiscal 2014 when compared to fiscal 2013 due to lower volumes ($31 million) partially offset by a more favorable price and product mix (combined $13 million) and a favorable comparison of foreign currency movements ($5 million). Lower volumes were driven by a decline in demand in the air and gas sector. The more favorable price and product mix was primarily due to the implementation of price increases.

The acquisition of Purification Solutions was completed on July 31, 2012. Sales in Purification Solutions increased by $267 million in fiscal 2013 when compared to fiscal 2012 because our results for the twelve month period ended September 30, 2012 included two months of results.

EBIT in Purification Solutions decreased by $15 million in fiscal 2014 when compared to fiscal 2013 driven by lower volumes ($17 million) and higher fixed costs ($10 million). These declines were partially offset by higher unit margins ($2 million) due to price increases, and the benefit from insurance proceeds ($9 million). Lower volumes were primarily due to a decline in demand in the air and gas sector. Higher fixed costs were primarily related to higher maintenance costs and higher allocation of certain functional and indirect costs. The insurance proceeds were related to business interruption and property damage insurance recoveries for operating issues experienced in late fiscal 2013 and early fiscal 2014.

EBIT in Purification Solutions decreased by $9 million in fiscal 2013 when compared to fiscal 2012. During fiscal 2013, the business experienced lower volumes and pricing in the gas and air purification end market. In addition, the segment has incurred higher costs associated with plant unit outages, the reduction of inventory levels, and the allocation of certain functional and indirect costs.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $184 million during fiscal 2014. The increase was largely attributable to the receipt, during fiscal 2014, of the final cash payment for the sale of the Supermetals business, partially offset by cash used for the NHUMO acquisition. At September 30, 2014, we had cash and cash equivalents of $67 million, and current availability under our revolving credit agreement of $720 million. Our revolving credit agreement, which has a $750 million limit, supports our commercial paper program. The outstanding balance of commercial paper as of September 30, 2014 was $30 million and is included within the Notes payable caption on our Consolidated Balance Sheets. At September 30, 2014, we were in compliance with all applicable covenants including interest coverage, debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) and subsidiary debt to total capitalization ratios.

Effective October 3, 2014, we entered into a new revolving credit agreement that amended and extended our $750 million revolving credit agreement (which was scheduled to mature on August 25, 2016). The new revolving credit agreement, which matures on October 3, 2019, subject to two one-year options to extend after the first and second anniversaries of the effective date, continues to support our commercial paper program. Borrowings under the new revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The new revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of September 30, 2014, our cash and cash equivalent holdings included $4 million in the U.S. and $63 million internationally.

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

In January 2012, we completed the sale of our Supermetals business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through March 2014. Total cash proceeds collected were $452 million, of which the final payment of $215 million was received in fiscal 2014.

In July 2014, we completed the sale of our Security Materials business, which we classified as discontinued operations. In connection with the sale, we received approximately $20 million in cash proceeds.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and changes in certain other balance sheet accounts, totaled $315 million in fiscal 2014. Operating activities provided $419 million and $415 million in fiscal 2013 and 2012, respectively.

Cash provided from operating activities in fiscal 2014 was driven primarily by net income of $218 million plus $201 million of depreciation and amortization and $25 million of dividends from equity affiliates. These sources of cash were partially offset by a net increase in working capital. Our working capital increase during fiscal 2014 was driven primarily by higher Accounts receivable and Inventories.

Cash provided from operating activities in fiscal 2013 was driven primarily by net income of $160 million plus $190 million of depreciation and amortization and a decrease in working capital. The increase in fiscal 2013 depreciation and amortization when compared to fiscal 2012 was driven primarily by higher amortization of intangible assets related to the fiscal 2012 acquisition of Norit N.V. Our fiscal 2013 working capital decrease when compared to fiscal 2012 was primarily driven by lower Accounts receivable and lower Inventories partially offset by lower Accounts payable and accrued liabilities.

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

In addition to the working capital movements noted above, the following other elements of operations have had a bearing on operating cash flows:

Restructurings—As of September 30, 2014, we had $19 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $15 million during fiscal 2014 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $32 million in fiscal 2015 and thereafter (which includes the $19 million already accrued in the consolidated balance sheet as of September 30, 2014). We may receive cash in the future from the sale of certain assets and land relating to restructured sites, which is not included in these amounts.

Environmental Reserves and Litigation Matters—As of September 30, 2014, we have recorded a $17 million reserve, substantially all of which is accounted for on an undiscounted basis for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2014 we have recorded a $13 million reserve for respirator claims. These expenditures will be incurred over many years. We also have other litigation costs arising in the ordinary course of business.

The following table represents the estimated future payments related to our environmental reserve.

	Future Payments by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Environmental	$4	$6	$1	$1	$1	$4	$17

Cash Flows from Investing Activities

In fiscal 2014, capital expenditures of $171 million and cash paid for NHUMO of $73 million (net of cash acquired of $7 million) were partially offset by the receipt of the final cash payment for the sale of the Supermetals business of $215 million. In fiscal 2013, investing activities consumed $227 million of cash and were primarily driven by capital expenditures of $264 million partially offset by cash received from the notes receivable from the sale of the Supermetals business ($40 million in total, comprised of $39 million of principal and $1 million of interest).

Capital expenditures totaled $171 million, $264 million and $281 million in fiscal 2014, 2013 and 2012, respectively. In each of these years, expenditures were primarily related to expansion of our manufacturing footprint in the Asia Pacific region, the development of our lignite mine in Texas, sustaining and compliance capital projects at our operating facilities, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for fiscal 2015 are expected to be between $200 million and $250 million. Our planned capital spending program for fiscal 2015 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

Financing activities consumed $302 million of cash in fiscal 2014 compared to consuming $206 million of cash in fiscal 2013 and providing $606 million in fiscal 2012. During fiscal 2014, our overall debt balance decreased by $226 million. The decrease was driven primarily by our repayment of commercial paper using the cash received from the sale of the Supermetals business. As of September 30, 2014, we had outstanding notes under our commercial paper program in an aggregate amount of $30 million, with a weighted average interest rate of 0.25%. In fiscal 2013, our overall debt balance decreased by $123 million primarily driven by cash generated from operations which was used to repay short-term debt offset by dividend payments to our stockholders of $51 million. Long-term debt of $175 million with an interest rate of 5.25% matured during fiscal 2013, and was repaid using our commercial paper program. In addition, derivatives related to this debt were settled at the time of maturity and consumed $31 million of cash. As of September 30, 2013, we had outstanding notes under our commercial paper program in an aggregate amount of $241 million with a weighted average interest rate of 0.32%.

Debt

The following table provides a summary of our outstanding debt.

	September 30
	2014	2013
	(Dollars in millions)
Notes payable	$44	$264
Variable rate debt	28	47

Total variable rate debt	72	311
Fixed rate debt, net of discount	984	971

Unamortized bond discounts	(1)	(2)
Capital leases	17	18

Total debt	$1,072	$1,298

At September 30, 2014, we had $720 million of availability under our credit agreement.

Our long-term total debt, of which $24 million is current, matures at various times as presented in Note I. The weighted-average interest rate on our fixed rate long-term debt was 4.07% as of September 30, 2014. The weighted-average interest rate on variable interest rate long-term debt was 6.67% as of September 30, 2014.

At September 30, 2014, we have provided standby letters of credit totaling $10 million, which expire throughout fiscal 2015.

Share repurchases

During fiscal 2014 and fiscal 2012, we repurchased approximately 0.2 million and 1.1 million shares of our common stock on the open market for an aggregate purchase price of $11 million and $36 million, respectively. We did not make any repurchases on the open market in fiscal 2013. As of September 30, 2014, we had approximately 1.4 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend payments

In fiscal 2014, 2013 and 2012, we paid cash dividends on our common stock of $0.84, $0.80 and $0.76 per share, respectively. These cash dividend payments totaled $54 million in fiscal 2014, $51 million in fiscal 2013, and $49 million in fiscal 2012.

Venezuela

We own 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly- owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2014, these subsidiaries carried the operating affiliate investment of $17 million and held 19 million bolivars (less than $1 million) in cash.

During fiscal 2014, 2013 and 2012, the operating affiliate declared dividends in the amounts of $5 million, $3 million and $6 million, respectively, which were paid in U.S. dollars and repatriated to our wholly-owned subsidiaries.

During the second quarter of fiscal 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan bolivars to U.S. dollars. In March 2014, the Venezuelan government created a currency exchange mechanism referred to as SICAD 2 (Supplementary System for the Administration of Foreign Currency) and allowed its use by all entities for all transactions. The exchange rate on March 31, 2014 under SICAD 2 was 50.8 bolivars to the U.S. dollar (B/$) compared to the previously used official exchange rate of 6.3 B/$. A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. Since the exchange rate that was made available to us when converting these dollars into bolivars was the SICAD 2 exchange rate, the operating affiliate remeasured its bolivar denominated monetary accounts at that rate. The negative impact of the exchange rate devaluation on the operating affiliate’s results was $8 million, of which our share was $4 million as of September 30, 2014. The SICAD 2 rate at September 30, 2014 was 50.0 B/$.

In addition, in the second quarter of fiscal 2014, we remeasured the bolivar denominated monetary accounts in our wholly-owned subsidiaries at the SICAD 2 rate as it was determined that this exchange mechanism is applicable to these subsidiaries. This resulted in the recognition of a $2 million loss which was recorded within Other income (expense) within the Consolidated Statements of Operations. We also recognized a tax benefit of $2 million from a reduction in its bolivar denominated deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings.

The operating entity has generally been profitable and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly-owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the SICAD 2 rate or opening of additional parallel markets could cause us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by our wholly-owned subsidiaries.

Employee Benefit Plans

As of September 30, 2014, we had a consolidated pension obligation, net of the fair value of plan assets, of $176 million, comprised of $109 million for pension benefit plan liabilities and $67 million for postretirement benefit plan liabilities.

The $109 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair Value of Plan Assets	$167	$388	$555
Benefit Obligation	(173)	(491)	(664)

Unfunded Status	$(6)	$(103)	$(109)

In fiscal 2014, we made cash contributions totaling approximately $10 million to our foreign pension benefit plans and $3 million to a U.S. pension plan. For fiscal 2015, we expect to make cash contributions of less than $1 million to our U.S. pension plan and approximately $9 million to our foreign pension plans.

Effective October 1, 2014, we transferred the defined benefit obligations and pension plan assets in one of our foreign defined benefit plans to a multi-employer plan. As a result of the transfer an estimated pre-tax charge of $18 million will be recorded in the first quarter of fiscal 2015.

The $67 million of unfunded postretirement benefit plan liabilities is comprised of $50 million for our U.S. and $17 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2014, we paid postretirement benefits of $4 million under our U.S. postretirement plans and less than $1 million under our foreign postretirement plans. For fiscal 2015, we expect to make benefit payments of approximately $4 million under our U.S. postretirement plans and $1 million under our foreign postretirement plans.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations. Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2014.

	Payments Due by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase Commitments	$368	$302	$274	$267	$259	$2,490	$3,960
Long-term debt	23	7	314	265	30	373	1,012
Capital lease obligations(2)	4	4	4	3	3	21	39
Fixed interest on long-term debt	40	40	25	19	15	59	198
Variable interest on long-term debt	1	—	—	—	—	—	1
Operating leases	24	19	13	11	10	70	147

Total	$460	$372	$630	$565	$317	$3,013	$5,357

(1)	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $38 million at September 30, 2014.
(2)	Capital lease obligations include executory costs and interest.

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

Capital Leases

We have capital lease obligations primarily for certain equipment and buildings. These obligations are payable over the next 17 years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked to our balance sheet at fair market value and reflect the asset or (liability) position as of September 30, 2014. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. As of September 30, 2014, the counterparties that we have executed derivatives with were rated between A- and AA-, inclusive, by Standard and Poor’s. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Foreign currency exposures also relate to assets and liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2014, we had $32 million in net notional foreign currency contracts, which were denominated in British pound sterling, Brazilian real, and Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2014.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2014	2013	2012
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,647	$3,456	$3,291
Cost of sales	2,926	2,823	2,647

Gross profit	721	633	644
Selling and administrative expenses	326	297	281
Research and technical expenses	60	68	72

Income from operations	335	268	291
Interest and dividend income	3	5	4
Interest expense	(55)	(62)	(46)
Other income (expense)	25	(1)	(3)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	308	210	246
Provision for income taxes	(92)	(60)	(55)
Equity in earnings of affiliated companies, net of tax	—	11	11

Income from continuing operations	216	161	202
Income (loss) from discontinued operations, net of tax of $2, $(6) and $116	2	(1)	204

Net income	218	160	406
Net income attributable to noncontrolling interests, net of tax of $5, $5 and $7	19	7	18

Net income attributable to Cabot Corporation	$199	$153	$388

Weighted-average common shares outstanding, in millions:
Basic	64.4	63.8	63.4

Diluted	65.1	64.5	64.2

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$3.04	$2.39	$2.88
Income (loss) from discontinued operations	0.02	(0.01)	3.19

Net income attributable to Cabot Corporation	$3.06	$2.38	$6.07

Diluted:
Income from continuing operations attributable to Cabot Corporation	$3.01	$2.37	$2.84
Income (loss) from discontinued operations	0.02	(0.01)	3.15

Net income attributable to Cabot Corporation	$3.03	$2.36	$5.99

Dividends per common share	$0.84	$0.80	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2014	2013	2012
	(In millions)
Net income	$218	$160	$406
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment (net of tax (benefit) provision of $(10), $(12), $2)	(131)	(10)	3
Unrealized holding gains (losses) arising during the period (net of tax provision of $—, $1, $—)	—	2	(1)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of $(1), $13, $(9))	(40)	20	(18)
Amortization of net loss and prior service credit included in net periodic pension cost (net of tax provision of $—, $—, $—)	—	2	1

Other comprehensive (loss) income	(171)	14	(15)

Comprehensive income	47	174	391
Net income attributable to noncontrolling interests, (net of tax provision of $5, $5, $7)	19	7	18
Noncontrolling interests foreign currency translation adjustment	(4)	3	(1)

Comprehensive income attributable to noncontrolling interests	15	10	17

Comprehensive income attributable to Cabot Corporation	$32	$164	$374

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2014	2013
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$67	$95
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $8	688	633
Inventories	498	455
Prepaid expenses and other current assets	69	58
Notes receivable from sale of business	—	214
Deferred income taxes	42	36
Current assets held for sale	—	4

Total current assets	1,364	1,495

Property, plant and equipment	3,710	3,663
Accumulated depreciation	(2,129)	(2,063)

Net property, plant and equipment	1,581	1,600

Goodwill	536	502
Equity affiliates	68	119
Intangible assets, net	347	308
Assets held for rent	56	49
Deferred income taxes	80	68
Other assets	52	83
Noncurrent assets held for sale	—	9

Total assets	$4,084	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2014	2013
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable	$44	$264
Accounts payable and accrued liabilities	512	534
Income taxes payable	49	30
Deferred income taxes	1	2
Current portion of long-term debt	24	14

Total current liabilities	630	844

Long-term debt	1,004	1,020
Deferred income taxes	68	21
Other liabilities	291	265
Redeemable Preferred Stock	27	—
Commitments and contingencies (Note S)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,634,731 and 64,223,985 shares
Outstanding: 64,382,366 and 63,970,502 shares	64	64
Less cost of 252,365 and 253,483 shares of common treasury stock	(7)	(8)
Additional paid-in capital	49	39
Retained earnings	1,900	1,755
Deferred employee benefits	—	(2)
Accumulated other comprehensive (loss) income	(64)	103

Total Cabot Corporation stockholders’ equity	1,942	1,951
Noncontrolling interests	122	132

Total stockholders’ equity	2,064	2,083

Total liabilities and stockholders’ equity	$4,084	$4,233

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30
	2014	2013	2012
	(In millions)
Cash Flows from Operating Activities:
Net income	$218	$160	$406
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	201	190	154
Impairment of assets	4	16	2
Deferred tax provision (benefit)	8	(9)	(6)
Gain on existing investment in NHUMO	(29)	—	—
Gain on sale of business	(4)	—	(191)
Equity in earnings of affiliated companies	—	(11)	(11)
Non-cash compensation	14	16	18
Other, net	18	2	4
Changes in assets and liabilities:
Accounts and notes receivable	(54)	34	6
Inventories	(56)	64	(30)
Prepaid expenses and other assets	2	5	26
Accounts payable and accrued liabilities	(29)	(18)	100
Income taxes payable	15	(29)	(13)
Other liabilities	(14)	(11)	(38)
Cash dividends received from equity affiliates	25	8	6
Other	(4)	2	(18)

Cash provided by operating activities	315	419	415

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(171)	(264)	(281)
Proceeds from sale of business	20	—	181
Receipts from notes receivable from sale of business	215	39	23
Acquisition of business, net of cash acquired	(73)	—	(1,104)
Proceeds from sales of property, plant and equipment	—	—	2
Change in assets held for rent	(7)	(2)	(1)

Cash used in investing activities	(16)	(227)	(1,180)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	13	6	84
Repayments under financing arrangements	(17)	(33)	(88)
(Repayment) Proceeds from issuance of commercial paper, net	(211)	241	—
Proceeds from long-term debt, net of issuance costs	17	117	911
Repayments of long-term debt	(23)	(442)	(172)
Decrease in notes payable, net	(4)	(12)	(42)
Settlement of derivatives	—	(31)	—
Proceeds from cash contributions received from noncontrolling stockholders	—	13	4
Purchases of common stock	(18)	(6)	(36)
Proceeds from sales of common stock	14	9	10
Cash dividends paid to noncontrolling interests	(19)	(17)	(16)
Cash dividends paid to common stockholders	(54)	(51)	(49)

Cash (used in) provided by financing activities	(302)	(206)	606

Effect of exchange rate changes on cash	(25)	(11)	(7)

Decrease in cash and cash equivalents	(28)	(25)	(166)
Cash and cash equivalents at beginning of year	95	120	286

Cash and cash equivalents at end of year	$67	$95	$120

Income taxes paid	$53	$84	$73
Interest paid	47	51	39
Non-cash additions to property, plant and equipment	—	—	4

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2012	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Cost
Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616
Net income attributable to Cabot Corporation				388			388		388
Net Income attributable to non-controlling interests								18	18
Total other comprehensive income						(14)	(14)	(1)	(15)
Noncontrolling interest—other								4	4
Noncontrolling interest—dividends								(24)	(24)
Cash dividends paid to common stockholders				(49)			(49)		(49)
Issuance of stock under employee compensation plans	611	2	13				15		15
Amortization of share-based compensation			15				15		15
Purchase and retirement of common and treasury stock	(1,124)	(9)	(27)				(36)		(36)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6
Notes receivable for restricted stock—payments			1				1		1

Balance at September 30, 2012	63,348	$56	$20	$1,653	$(8)	$92	$1,813	$126	$1,939

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2013	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Cost
Balance at September 30, 2012	63,348	$56	$20	$1,653	$(8)	$92	$1,813	$126	$1,939
Net income attributable to Cabot Corporation				153			153		153
Net Income attributable to non-controlling interests								7	7
Total other comprehensive income						11	11	3	14
Contribution from noncontrolling interests								13	13
Noncontrolling interest—dividends								(17)	(17)
Cash dividends paid to common stockholders				(51)			(51)		(51)
Issuance of stock under employee compensation plans	784	—	12				12		12
Amortization of share-based compensation			13				13		13
Purchase and retirement of common stock	(161)		(6)				(6)		(6)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6

Balance at September 30, 2013	63,971	$56	$39	$1,755	$(2)	$103	$1,951	$132	$2,083

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2014	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Cost
Balance at September 30, 2013	63,971	$56	$39	$1,755	$(2)	$103	$1,951	$132	$2,083
Net income attributable to Cabot Corporation				199			199		199
Net Income attributable to non-controlling interests								19	19
Total other comprehensive loss						(167)	(167)	(4)	(171)
Noncontrolling interest—other								(1)	(1)
Noncontrolling interest—dividends								(24)	(24)
Cash dividends paid to common stockholders				(54)			(54)		(54)
Issuance of stock under employee compensation plans	758	1	13				14		14
Amortization of share-based compensation			14				14		14
Purchase and retirement of common stock	(346)		(17)				(17)		(17)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					2		2		2

Balance at September 30, 2014	64,383	$57	$49	$1,900	$—	$(64)	$1,942	$122	$2,064

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

In January 2012, the Company completed the sale of its Supermetals business and in July 2014, the Company completed the sale of its Security Materials business. The results of these businesses for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations.

In July 2012, the Company completed the acquisition of Norit N.V. (“Purification Solutions”). The financial position, results of operations and cash flows of Purification Solutions are included in the Consolidated Financial Statements from the date of acquisition.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2014, has determined that they are readily convertible to cash.

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

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving, or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value.

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At September 30, 2014 and 2013, Cabot had equity affiliate investments of $68 million and $119 million, respectively. Dividends declared and received from these investments were $25 million, $8 million and $6 million in fiscal 2014, 2013 and 2012, respectively.

All investments in marketable securities are classified as available-for-sale and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of Other comprehensive income (loss) within stockholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. The Company’s investment in marketable securities was immaterial as of both September 30, 2014 and 2013.

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

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2014, 2013 and 2012, Cabot capitalized $3 million, $5 million and $4 million of interest costs, respectively. These amounts will be amortized over the lives of the related assets.

Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Materials are considered separate reporting units. The goodwill balance relative to this segment is recorded in the Fumed Metal Oxides reporting unit within Performance Materials.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline because of reduced operating performance, market declines, changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At September 30, 2014, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $458 million. The future growth in the Purification Solutions business is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this segment over the next 3 years. The demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective beginning in April 2015 and (2) other factors such as the anticipated usage of activated carbon in the coal fired energy units. Recently, the U.S. Supreme Court agreed to consider whether the EPA appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities. It is not possible to predict the outcome of the Supreme Court’s review of this matter.

The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to assumptions used in the valuation model. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition.

Definite-lived intangible assets, which are comprised of customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. The Company evaluates indefinite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. These future growth rates depend on achieving the expected volumes and pricing levels of the products of Purification Solutions.

Assets Held for Rent

Assets held for rent represent Specialty Fluids cesium formate product that is available to customers in the normal course of business. Assets held for rent are stated at average cost.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. The ARO reserves were $15 million and $16 million at September 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

Cabot’s long-lived assets primarily include property, plant and equipment, long-term investments, and assets held for rent and sale. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. To test for impairment of assets we generally use a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot no longer intends to use the asset.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are included as a separate component of Accumulated other comprehensive (loss) income within stockholders’ equity.

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive income. In fiscal 2014, 2013 and 2012, net foreign currency transaction losses of $2 million, gains of $2 million, and losses of $2 million, respectively, are included in Other income (expense) in the Consolidated Statements of Operations as part of continuing operations.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, notes receivable from the sale of a business, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of fixed rate long-term debt, which is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform.

Cabot uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into derivative contracts for speculative purposes, nor does it hold or issue any derivative contracts for trading purposes. All derivatives are recognized on the Consolidated Balance Sheets at fair value. Where Cabot has a legal right to offset derivative settlements under a master netting agreement with a counterparty, derivatives with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or Accumulated other comprehensive (loss) income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in Accumulated other comprehensive (loss) income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments

	Years ended September 30
	2014	2013	2012(1)
Reinforcement Materials	58%	57%	63%
Performance Materials	27%	27%	29%
Advanced Technologies	6%	6%	6%
Purification Solutions	9%	10%	2%

(1)	Fiscal 2012 includes two months of revenue for Purification Solutions, which the Company acquired on July 31, 2012.

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

Cost of Sales

Cost of sales consists of the cost of raw and packaging materials, direct manufacturing costs, depreciation, internal transfer costs, inspection costs, inbound and outbound freight and shipping and handling costs, plant purchasing and receiving costs and other overhead expenses necessary to manufacture the products.

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 193 million Chinese Renminbi (“RMB”) ($31 million) and 148 million RMB ($24 million) as of September 30, 2014 and 2013, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China and other customer receivables at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with the notes after the sale. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in Other income (expense) in the accompanying Consolidated Statements of Operations. During fiscal 2014, 2013 and 2012, the Company recorded charges of $3 million, $4 million, and $2 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. There were no material changes in the allowance for any of the years presented. There is no material off-balance sheet credit exposure related to customer receivable balances.

Notes Receivable from Sales of business

The Company’s Notes receivable from sale of business are derived from the sale of the Supermetals business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”) as discussed in Note D. The notes were carried at amortized cost and the carrying value was $214 million at September 30, 2013. During fiscal 2014, Cabot received the final payment on these notes in the amount of $215 million.

Stock-based Compensation

Cabot recognizes compensation expense for stock-based awards granted to employees using the fair value method. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited, and an estimate of what level of performance the Company will achieve for Cabot’s performance-based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of restricted stock units is determined using the closing price of Cabot stock on the day of the grant.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) income, which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities and derivative instruments, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and minimum pension liability adjustments.

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

Note B. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. The Company adopted this standard on October 1, 2014 and the implementation of the new standard did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued a new standard related to the “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued. The Company expects to adopt this standard beginning on October 1, 2015. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is not permitted. The Company expects to adopt this standard on October 1, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note C. Acquisition of NHUMO

In November 2013, the Company purchased all of KUO’s common stock in the NHUMO joint venture, which represented approximately 60% of the outstanding common stock of the joint venture. Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company.

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preferred stock accumulates dividends at a fixed rate of 6% annually and is redeemable at the option of KUO or the Company for $25 million starting in November 2018 or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends will be contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The minimum EBITDA was achieved in 2014 and the dividend payout of $1.5 million will be made in December 2014. As a result, $1.5 million of the preferred stock liability was classified in current liabilities. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long-term liability. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements. Prior to closing, the Company received a $14 million dividend from NHUMO.

The Company incurred acquisition costs of approximately $2 million through September 30, 2014 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

As of September 2014, the Company completed the valuation of its assets acquired and liabilities assumed. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and Cabot’s previously held equity interest in NHUMO as of the acquisition date. During fiscal 2014, the Company recorded certain measurement period adjustments which are presented in the table below. The measurement period adjustments and the related tax impact were immaterial to the Company’s consolidated financial statements. The following table presents the components and allocation of the purchase price, including the measurement period adjustments:

	At Acquisition Date (October 31, 2013)	Measurement Period Adjustments	At Acquisition Date (As adjusted at September 30, 2014)
	(Dollars in millions)
Assets
Cash	$7	$—	$7
Accounts receivable	33	—	33
Inventories	14	—	14
Property, plant and equipment	48	—	48
Other non-current assets	1	—	1
Intangible assets	57	6	63
Goodwill	51	(6)	45

Total assets acquired	211	—	211

Liabilities
Accounts payable, accruals and other liabilities	(18)	(2)	(20)
Deferred tax liabilities—long-term	(31)	2	(29)

Total liabilities assumed	(49)	—	(49)

Net assets acquired	$162	$—	$162

Cash consideration paid	$80
Fair value of redeemable preferred stock	28
Previously held equity interest in NHUMO	54

Total	$162

As a result of the acquisition, the Company recorded a gain of $29 million for the difference between the carrying value and the fair value of the previously held equity interest in NHUMO, which was included in Other income (expense). The fair value of $54 million for the previously held equity interest was determined based on the fair value of Cabot’s pre-existing interest in NHUMO as adjusted for a control premium derived from synergies gained as a result of the Company obtaining control of NHUMO.

As part of the purchase price allocation, the Company determined that a separately identifiable intangible asset was customer relationships in the amount of $63 million, which is being amortized over a period of 20 years. The Company estimated the fair value of the identifiable acquisition-related intangible asset based on projections of cash flows that will arise from the asset. The projected cash flows are discounted to determine the fair value of the asset at the date of acquisition. The determination of the fair value of the intangible asset acquired required the use of significant judgment with regard to assumptions in the discounted cash flow model used.

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

Note D. Discontinued Operations

In July 2014, the Company sold its Security Materials business, which was reported in the Advanced Technologies segment, to SICPA SA for approximately $20 million in cash. The Company recorded a gain in discontinued operations as a result of this transaction.

In January 2012, the Company sold its Supermetals business to GAM for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. In fiscal 2014, Cabot received the final payment on the GAM Notes in the amount of $215 million.

The following table summarizes the results from discontinued operations:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Net sales and other operating revenues	$5	$7	$55

(Loss) income from operations before income taxes	(3)	(5)	20
Provision for (benefit from) income taxes on operations	1	2	(7)

(Loss) income from operations, net of tax	$(2)	$(3)	$13

Gain (loss) on sale of discontinued operations	7	(2)	300
(Provision for) benefit from income taxes on gain (loss) on sale	(3)	4	(109)

Gain on sale of discontinued operations, net of tax	4	2	191

Income (loss) from discontinued operations, net of tax	$2	$(1)	$204

The following table summarizes the assets and the liabilities held for sale in the Company’s Consolidated Balance Sheet as of September 30, 2013:

September 30, 2013 (in millions)
Assets
Inventories	$3
Other current assets	1

Total current assets held for sale	$4

Property, plant and equipment, net	5
Goodwill	2
Intangible assets, net	2

Total noncurrent assets held for sale	$9

Note E. Inventories

Inventories, net of LIFO, obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2014	2013
	(Dollars in millions)
Raw materials	$111	$100
Work in process	2	2
Finished goods	341	309
Other	44	44

Total	$498	$455

Inventories valued under the LIFO method comprised approximately 5% of total inventories at both September 30, 2014 and 2013. At September 30, 2014 and 2013, the LIFO reserve was $52 million and $55 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2013 and 2012, inventory quantities carried on a LIFO basis were decreased at the Company’s U.S. carbon black sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of Cost of sales of $1 million and an increase in consolidated Net income of $1 million ($0.01 per diluted common share) in both fiscal years. No such reductions occurred in fiscal 2014.

Cabot reviews inventory for both potential obsolescence and potential loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. The inventory reserves were $14 million and $15 million, respectively, as of September 30, 2014 and 2013.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2014	2013
	(Dollars in millions)
Land and land improvements	$132	$138
Buildings	536	507
Machinery and equipment	2,593	2,504
Other	233	236
Construction in progress	216	278

Total property, plant and equipment	3,710	3,663
Less: accumulated depreciation	(2,129)	(2,063)

Net property, plant and equipment	$1,581	$1,600

Depreciation expense was $184 million, $175 million and $152 million for fiscal 2014, 2013 and 2012, respectively.

Note G. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $536 million and $502 million at September 30, 2014 and 2013, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the years ended September 30, 2014 and 2013 are as follows:

	Reinforcement Materials	Performance Materials	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2012	$28	$11	$439	$478
Measurement period adjustments(1)	—	—	22	22
Foreign currency impact	(3)	—	5	2

Balance at September 30, 2013	$25	$11	$466	$502
Goodwill acquired(2)	45	—	—	45
Foreign currency impact	(2)	(1)	(8)	(11)

Balance at September 30, 2014	$68	$10	$458	$536

(1)	Measurement period adjustments relate to the acquisition of Purification Solutions in July 2012.
(2)	Goodwill acquired relates to the NHUMO transaction as described in Note C.

Goodwill impairment tests are performed at least annually. The Company performed its last annual impairment assessment as of May 31, 2014 and determined there was no impairment.

The following table provides information regarding the Company’s intangible assets:

	Years Ended September 30
	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technology	$152	$(16)	$136	$154	$(9)	$145
Customer relationships(1)	171	(17)	154	113	(7)	106

Total intangible assets, finite lives	$323	$(33)	$290	$267	$(16)	$251
Trademarks, indefinite lives	57	—	57	57	—	57

Total intangible assets	$380	$(33)	$347	$324	$(16)	$308

(1)	The change in the gross carrying value of the Customer relationships intangible asset is primarily due to the NHUMO transaction as described in Note C.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from sixteen to twenty years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the years ended September 30, 2014, 2013 and 2012 was $17 million, $14 million and $3 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $17 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its annual impairment assessment as of May 31, 2014, and determined there was no impairment.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2014	2013
	(Dollars in millions)
Accounts payable	$351	$398
Accrued employee compensation	48	41
Other accrued liabilities	113	95

Total	$512	$534

Other long-term liabilities consist of the following:

	September 30
	2014	2013
	(Dollars in millions)
Employee benefit plan liabilities	$174	$149
Non-current tax liabilities	33	47
Other accrued liabilities	84	69

Total	$291	$265

Note I. Debt and Other Obligations

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2014	2013
	(Dollars in millions)
Variable Rate Debt:
$750 million Revolving Credit Facility, expires 2016	$—	$—
Chinese Renminbi Notes, due through 2016, 6.15%—6.77%	28	47

Total variable rate debt	28	47
Fixed Rate Debt:
5% Notes due 2017	$300	$300
2.55% Notes due 2018	250	250
3.7% Notes due 2022	350	350
Medium Term Notes:
Notes due 2019, 7.42%	30	30
Notes due 2022, 8.35%—8.47%	15	15
Notes due 2028, 6.57%—7.28%	8	8

Total Medium Term Notes	$53	$53
ESOP Note, 8.29%	—	2
Chinese Renminbi Notes, due through 2018, 4.63%—6.15%	31	16

Total fixed rate debt	984	971
Capital lease obligations, due through 2031	17	18
Unamortized debt discount	(1)	(2)

Total debt	1,028	1,034
Less current portion of long-term debt	(24)	(14)

Total long-term debt	$1,004	$1,020

$750 million Revolving Credit Facility—The amount available for borrowing under the revolving credit agreement, after consideration of letters of credit and commercial paper outstanding, was $720 million as of September 30, 2014. Effective October 3, 2014, the Company entered into a new revolving credit agreement that amended and extended the $750 million revolving credit agreement, which was scheduled to mature on August 25, 2016. The new revolving credit agreement, which matures on October 3, 2019, subject to two one-year options to extend after the first and second anniversaries of the effective date, continues to support our commercial paper program. Borrowings under the new revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The new revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $59 million and $63 million of unsecured long-term debt outstanding as of September 30, 2014 and September 30, 2013, respectively.

5% Notes due fiscal 2017—In fiscal 2009, Cabot issued $300 million in registered notes with a coupon of 5% that will mature on October 1, 2016. These notes are unsecured and pay interest on April 1 and

October 1. The net proceeds of this offering were $296 million after deducting discounts and issuance costs. The discount of approximately $2 million was recorded at issuance and is being amortized over the life of the notes.

2.55% Notes due fiscal 2018—In July 2012, Cabot issued $250 million in registered notes with a coupon of 2.55% that will mature on January 15, 2018. These notes are unsecured and pay interest on January 15 and July 15. The net proceeds of this offering were $248 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

3.7% Notes due fiscal 2022—In July 2012, Cabot issued $350 million in registered notes with a coupon of 3.7% that will mature on July 15, 2022. These notes are unsecured and pay interest on January 15 and July 15. The net proceeds of this offering were $347 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

Medium Term Notes—At both September 30, 2014 and 2013, there were $53 million of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 7 years with a weighted average interest rate of 7.65%.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of Cabot shares. This debt bore interest at 8.29% per annum and matured on December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $2 million at September 30, 2013. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity. Cabot contributed $1 million to the ESOP to service the debt during fiscal 2014, $4 million during fiscal 2013, and $5 million during fiscal 2012. Dividends on ESOP shares used for debt service were less than $1 million for fiscal 2014 and $2 million in fiscal years 2013 and 2012. In addition, interest incurred on the ESOP debt was less than $1 million during fiscal 2014 and 2013 and $1 million during fiscal 2012.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment and buildings with a recorded value of $17 million and $18 million at September 30, 2014 and 2013, respectively. Cabot will make payments totaling $39 million over the next 17 years, including $11 million of imputed interest. At September 30, 2014 and 2013, the original cost of capital lease assets was $22 million and $24 million, respectively, and the associated accumulated depreciation of assets under capital leases was $9 million at both September 30, 2014 and 2013. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2015 through 2019 are as follows:

Fiscal Years Ending	Principal payments on long-term debt	Payments on Capital Lease Obligations	Total
	(Dollars in millions)
2015	$23	$4	$27
2016	7	4	11
2017	314	4	318
2018	265	3	268
2019	30	3	33
Thereafter	373	21	394
Less: executory costs and interest	—	(22)	(22)

Total	$1,012	$17	$1,029

Standby letters of credit—At September 30, 2014, the Company had provided standby letters of credit that were outstanding and not drawn totaling $10 million, which expire through fiscal 2015.

Short-term Obligations

Short-term Notes Payable—The Company had unsecured short-term notes of $44 million and $264 million as of September 30, 2014 and 2013, respectively, with maturities of less than one year. The weighted-average interest rate on short-term notes payable, including commercial paper, was 3.9% and 0.7% as of September 30, 2014 and 2013, respectively.

In January 2013, Cabot entered into agreements to initiate a commercial paper program under which Cabot may issue unsecured commercial paper. The maximum aggregate balance of commercial paper and the revolving credit facility may not exceed the current maximum size of the revolving credit facility, $750 million. The proceeds from the issuance of the commercial paper have been used for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The revolving credit facility is available to repay the outstanding commercial paper, if necessary. The commercial paper will typically be sold at a discount from par at rates that will vary based upon market conditions at the time of the issuance of the commercial paper. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions.

The outstanding balance of commercial paper, included within the Notes payable caption on the Consolidated Balance Sheets, was $30 million as of September 30, 2014 bearing a weighted-average interest rate of 0.25% with a weighted-average maturity of 1 day. The outstanding balance of commercial paper was $241 million as of September 30, 2013 bearing a weighted-average interest rate of 0.32% with a weighted-average maturity of 28 days.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during fiscal 2014 or 2013.

At September 30, 2014 and 2013, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $13 million and $14 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At September 30, 2014 and 2013, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.98 billion and $1.05 billion, respectively, as of September 30, 2014. The carrying value and fair value of the long-term fixed rate debt were $0.97 billion and $1.01 billion, respectively, as of September 30, 2013. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2014, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A- and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2014.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both September 30, 2014 and 2013, there were no derivatives held to manage interest risk.

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

The following table provides details of the derivatives held as of September 30, 2014 and 2013 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2014	September 30, 2013	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 32 million	USD 31 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the British pound sterling, Brazilian real, Chinese renminbi, Czech koruna and Indian rupee.

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

Cash Flow Hedge

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated other comprehensive (loss) income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

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

During fiscal 2014, there were no derivatives designated as hedges. During fiscal 2013 and 2012, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive (loss) income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive (loss) income, and the losses reclassified from Accumulated other comprehensive (loss) income to earnings were immaterial.

During fiscal 2013 and 2012, respectively, a gain of $4 million and a loss of $10 million were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. Both the gain and loss were recognized in earnings through Other income (expense) within the Consolidated Statements of Operations. The 2013 gain was offset by a loss of $2 million and the 2012 loss was offset by a gain of $12 million, both from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency remeasurement exposure on the debt. Additionally, during fiscal 2013 and 2012, Cabot recognized in earnings through Other income (expenses) within the Consolidated Statements of Operations, gains of $5 million and $10 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

At both September 30, 2014 and 2013, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Note L. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2014, these subsidiaries carried the operating affiliate investment of $17 million and held 19 million bolivars (less than $1 million) in cash.

During fiscal 2014, 2013 and 2012, the operating affiliate declared dividends in the amounts of $5 million, $3 million and $6 million, respectively, which were paid in U.S. dollars and repatriated to the Company’s wholly-owned subsidiaries.

During the second quarter of fiscal 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan bolivars to U.S. dollars. In March 2014, the Venezuelan government created a currency exchange mechanism referred to as SICAD 2 (Supplementary System for the Administration of Foreign Currency) and allowed its use by all entities for all transactions. The exchange rate on March 31, 2014 under SICAD 2 was 50.8 bolivars to the U.S. dollar (B/$) compared to the previously used official exchange rate of 6.3 B/$. A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. Since the exchange rate that was made available to the Company when converting these dollars into bolivars was the SICAD 2 exchange rate, the operating affiliate remeasured its bolivar denominated monetary accounts at that rate. The negative impact of the exchange rate devaluation on the operating affiliate’s results was $8 million, of which Cabot’s share was $4 million as of September 30, 2014. The SICAD 2 rate at September 30, 2014 was 50.0 B/$.

In addition, in the second quarter of fiscal 2014, the Company remeasured the bolivar denominated monetary accounts in its wholly-owned subsidiaries at the SICAD 2 rate as it was determined that this exchange mechanism is applicable to these subsidiaries. This resulted in the recognition of a $2 million loss which was recorded within Other income (expense) within the Consolidated Statements of Operations. The Company also recognized a tax benefit of $2 million from a reduction in its bolivar denominated deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings.

The operating entity has generally been profitable and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment.

The Company closely monitors its ability to convert its bolivar holdings into U.S. dollars, as the Company intends to convert substantially all bolivars held by its wholly-owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the SICAD 2 rate or opening of additional parallel markets could cause the Company to change the exchange rate it uses and result in gains or losses on the bolivar denominated assets held by its operating affiliate and wholly-owned subsidiaries.

Note M. Employee Benefit Plans

The information below provides detail concerning the Company’s benefit obligations under the defined benefit and postretirement benefit plans it sponsors. The information included in this footnote and the related tables also includes amounts pertaining to the Company’s former Supermetals business, unless indicated otherwise.

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all required contributions to these plans. The accumulated benefit obligation was $173 million for the U.S. defined benefit plans and $462 million for the foreign plans as of September 30, 2014 and $170 million for the U.S. defined benefit plans and $412 million for the foreign plans as of September 30, 2013.

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provided benefits under defined contribution plans. One of these plans included an Employee Stock Ownership Plan (“ESOP”) component, which is described below. Cabot recognized expenses related to these plans, not including the expenses related to the ESOP, of $14 million in fiscal 2014, $9 million in fiscal 2013 and $7 million in fiscal 2012.

Employee Stock Ownership Plan

In the first quarter of fiscal 2014, all shares that remained available for distribution under the ESOP were allocated to participant accounts and no further contributions under the plan have been or will be made. Compensation expense related to the ESOP, which is based on the fair value of the shares on the date of allocation, was $1 million in fiscal 2014, $4 million in fiscal 2013 and $5 million in fiscal 2012.

The following provides information about benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2014		2013			2014		2013
	Pension Benefits					Postretirement Benefits
	U.S.	Foreign	U.S.		Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$170	$439	$195		$423	$55	$17	$64	$18
Service cost	2	9	6		9	—	—	—	—
Interest cost	7	16	6		15	2	1	2	1
Plan participants’ contribution	—	2	—		2	—	—	—	—
Foreign currency exchange rate changes	—	(28)	—		—	—	—	—	(1)
Loss (gain) from changes in actuarial assumptions	6	75	(19	)(1)	12	(3)	—	(6)	—
Benefits paid(2)	(11)	(18)	(11)		(17)	(4)	(1)	(5)	(1)
Settlements or curtailment gain	—	(7)	(7)		(2)	—	—	—	—
Acquisition / business combination	—	3	—		—	—	—	—	—
Divestiture of Supermetals business	—	—	—		(5)	—	—	—	—
Other	(1)	—	—		2	—	—	—	—

Benefit obligation at end of year	$173	$491	$170		$439	$50	$17	$55	$17

	Years Ended September 30
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$155	$375	$149	$356	$—	$—	$—	$—
Actual return on plan assets	21	41	17	22	—	—	—	—
Employer contribution	3	12	—	13	4	1	5	—
Plan participants’ contribution	—	2	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(20)	—	4	—	—	—	—
Benefits paid(2)	(11)	(18)	(10)	(17)	(4)	(1)	(5)	—
Settlements	—	(4)	—	(1)	—	—	—	—
Acquisition / business combination	—	1	—	—	—	—	—	—
Divestiture of Supermetals business	—	—	—	(3)	—	—	—	—
Expenses paid from assets	(1)	(1)	(1)	(1)	—	—	—	—

Fair value of plan assets at end of year	$167	$388	$155	$375	$—	$—	$—	$—

Funded status	$(6)	$(103)	$(15)	$(64)	$(50)	$(17)	$(55)	$(17)

Recognized liability	$(6)	$(103)	$(15)	$(64)	$(50)	$(17)	$(55)	$(17)

(1)	During fiscal 2013, the Company approved the freezing of the U.S. pension plan that resulted in the remeasurement of the plan assets and liabilities. The remeasurement decreased the net pension obligation of the plan, which is included within the Other liabilities caption on the Consolidated Balance Sheets, by $19 million and increased Accumulated other comprehensive (loss) income by $13 million, net of tax. The impact to the Company’s Net periodic benefit cost was less than $1 million.
(2)	Included in this amount is $7 million that the Company paid directly to the participants in its defined benefit plans in both fiscal 2014 and 2013.

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations at September 30:

	Assumptions as of September 30
	2014		2013		2012
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.0%	3.0%	4.5%	3.8%	3.5%	3.6%
Rate of increase in compensation	N/A	2.8%	3.0%	3.1%	3.5%	3.1%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate	4.5%	3.8%	3.5%	3.6%	4.5%	4.8%
Expected long-term rate of return on plan assets	7.8%	5.3%	7.8%	5.3%	7.8%	5.3%
Rate of increase in compensation	3.0%	3.1%	3.5%	3.1%	3.8%	3.2%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations at September 30:

	Assumptions as of September 30
	2014		2013		2012
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.8%	3.9%	4.0%	4.4%	3.3%	3.9%
Initial health care cost trend rate	7.0%	7.1%	7.5%	7.5%	8.0%	7.4%
Actuarial assumptions used to determine net cost during the year:
Discount rate	4.0%	4.4%	3.3%	3.9%	4.5%	4.9%
Initial health care cost trend rate	7.5%	7.5%	8.0%	7.4%	8.5%	7.9%

Cabot uses discount rates as of September 30, the plans’ measurement date, to determine future benefit obligations under its U.S. and foreign defined benefit plans. The discount rates for the defined benefit plans in the U.S., Canada, Mexico, UAE, Euro-zone, Japan, Switzerland and the U.K. are derived from yield curves that reflect high quality corporate bond yield or swap rate information in each region and reflect the characteristics of Cabot’s employee benefit plans. The discount rates for the defined benefit plans in the Czech Republic and Indonesia are based on government bond indices that best reflect the durations of the plans, adjusted for credit spreads presented in selected AA corporate bond indices. The rates utilized are selected because they represent long-term, high quality, fixed income benchmarks that approximate the long-term nature of Cabot’s pension obligations and related payouts.

	Years Ended September 30
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets:
Noncurrent assets	$—	$4	$—	$4	$—	$—	$—	$—
Current liabilities	—	(1)	—	(1)	(5)	—	(5)	—
Noncurrent liabilities	(6)	(106)	(15)	(67)	(45)	(17)	(50)	(17)

Amounts recognized in Accumulated other comprehensive income (loss) at September 30, 2014 and 2013 were as follows:

	Years Ended September 30
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial (gain) loss	$(9)	$118	$(4)	$78	$(7)	$2	$(3)	$3
Net prior service (credit)	—	—	—	—	(3)	—	(7)	—

Balance in accumulated other comprehensive income, pretax	$(9)	$118	$(4)	$78	$(10)	$2	$(10)	$3

In fiscal 2015, the Company expects an estimated net loss of $5 million will be amortized from Accumulated other comprehensive (loss) income to net periodic benefit cost. In addition, the Company expects prior service credits of $3 million for other postretirement benefits will be amortized from Accumulated other comprehensive (loss) income to net periodic benefit costs in fiscal 2015.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2015 to 2024:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2015	$12	$16	$4	$1
2016	12	14	4	1
2017	14	15	4	1
2018	13	16	5	1
2019	12	16	5	1
2020-2024	61	97	19	4

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due. The Company expects to contribute less than $1 million to its U.S. pension plan and $9 million to its foreign pension plan in fiscal 2015.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2014		2013		2012		2014		2013		2012
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$9	$6	$9	$5	$7	$—	$—	$—	$—	$1	$—
Interest cost	7	16	6	15	7	11	2	1	2	1	2	1
Expected return on plan assets	(10)	(19)	(10)	(18)	(9)	(13)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(3)	—	(3)	—	(3)	—
Net losses	—	3	1	4	1	3	—	—	—	—	—	—
Settlements or Curtailments cost (income)	—	—	1	2	1	1	—	—	—	—	(1)	—

Net periodic benefit cost	$(1)	$9	$4	$12	$5	$9	$(1)	$1	$(1)	$1	$(1)	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Years Ended September 30
	2014		2013		2012		2014		2013		2012
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net (gains) losses	$(4)	$50	$(32)	$8	$(3)	$27	$(4)	$—	$(6)	$—	$1	$1
Prior service cost	—	—	—	—	(1)	—	3	—	3	—	1	—
Amortization of prior service credit	—	—	—	—	—	—	—	—	—	—	3	—
Amortization of prior unrecognized loss	—	(3)	(2)	(4)	(1)	(3)	—	—	—	—	—	—
Other	—	(1)	—	(4)	—	1	—	—	—	—	—	—

Total other Comprehensive (income) loss	$(4)	$46	$(34)	$—	$(5)	$25	$(1)	$—	$(3)	$—	$5	$1

Curtailments and settlements of employee benefit plans

In recent years, the Company incurred curtailments and settlements of certain of its employee benefit plans. Associated with these curtailments and settlements, the Company recognized net losses of less than $1 million, $3 million, and $1 million in fiscal 2014, 2013 and 2012, respectively. Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. As a result of the transfer an estimated pre-tax charge of $18 million will be recorded in the first quarter of fiscal 2015.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2014 weighted-average assumed health care cost trend rate is 7.5% for U.S. plans and for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5% for U.S. plans and 6.6% for foreign plans, and is anticipated to be achieved during 2018 and 2016, respectively. A one percentage point change in the 2014 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$3	$(1)	$(2)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2014 and 2013, by asset category, are as follows:

	Pension Assets
	September 30
	2014		2013
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	55%	37%	63%	41%
Debt securities	45%	47%	37%	54%
Cash and other securities	—	16%	—	5%

Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plans is 60% in equity and 40% in fixed income and for the foreign plans is 36% in equity, 55% in fixed income, 4% in real estate and 5% in cash and other securities.

For pension plan assets classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

The fair value of the Company’s pension plan assets at September 30, 2014 and 2013 by asset category is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	2014			2013
Asset Category:
Cash	$69	$—	$69	$2	$1	$3
Direct investments:
U.S. equity securities	22	—	22	21	—	21
Non-U.S. equity securities	—	—	—	—	—	—
Non-U.S. government bonds	—	—	—	52	—	52
Non-U.S. corporate bonds	—	—	—	—	—	—

Total direct investments	$22	$—	$22	$73	$—	$73
Investment funds:
Equity funds(1)	68	120	188	132	101	233
Fixed income funds(2)	90	163	253	93	111	204
Real estate funds(3)	—	9	9	—	1	1
Common and collective investment trust funds(4)	—	1	1	—	1	1
Money market funds	—	—	—	3	—	3

Total investment funds	158	$293	$451	$228	$214	$442
Alternative investments:
Insurance contracts(5)	—	13	13	—	12	12
Other	—	—	—	—	—	—

Total alternative investments	—	$13	$13	$—	$12	$12

Total pension plan assets	$249	$306	$555	$303	$227	$530

(1)

The equity funds asset class includes funds that invest in U.S. equities as well as equity securities issued by companies incorporated, listed or domiciled in countries in developed and/or emerging markets. These companies may be in the small-, mid- or large-cap categories.

(2)

The fixed income funds asset class includes investments in high quality funds. High quality fixed income funds primarily invest in low risk U.S. and non-U.S. government securities, investment-grade corporate bonds, mortgages and asset-backed securities. A significant portion of the fixed income funds include investment in long-term bond funds.

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

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The awards made in fiscal 2014, 2013 and 2012 under the 2009 Plan consist of grants of stock options, time-based restricted stock units, performance-based restricted stock units, and restricted stock units that will be settled in cash. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement (threshold, target or maximum performance) of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

As of September 30, 2014, there were 42,110 outstanding time-based and performance-based restricted stock units which will be settled by the payment of cash. Compensation expense related to these awards is remeasured throughout the vesting period and until ultimate settlement of the award. Cumulative compensation expense and the associated liability is recorded equal to the fair value of Cabot common stock multiplied by the applicable vesting percentage. The Company recorded liabilities associated with these cash settled awards of $1 million at both September 30, 2014 and 2013.

Stock-based employee compensation expense was $9 million, $8 million and $10 million, after tax, for fiscal 2014, 2013 and 2012, respectively. The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2014, 2013 and 2012 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	2014	2013	2012
	(Dollars in millions)
Cost of sales	$5	$4	$5
Selling and administrative expenses	8	7	9
Research and technical expenses	1	1	1

Stock-based compensation expense	14	12	15
Income tax benefit	(5)	(4)	(5)

Net stock-based compensation expense	$9	$8	$10

As of September 30, 2014, Cabot has $12 million and $3 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of 1.2 years and 0.8 years for restricted stock units and options, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option, restricted stock, and restricted stock unit activity in the equity incentive plans for fiscal 2014:

	Stock Options			Restricted Stock		Restricted Stock Units
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2013	1,623	$26.93	$8.71	1	$9.56	1,039	$34.39
Granted	203	47.62	18.37	—	—	322	47.63
Performance-based adjustment(2)	—	—	—	—	—	(25)	39.76
Exercised / Vested(3)	(403)	22.18	6.49	(1)	9.56	(344)	34.79
Cancelled / Forfeited	(2)	35.25	12.46	—	—	(46)	36.99

Outstanding at September 30, 2014	1,421	31.22	10.71	—	—	946	39.31

Exercisable at September 30, 2014	895	26.34

Vested and expected to vest(4)	1,411	31.16

(1)

The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)

Represents the number of units cancelled upon vesting of outstanding performance-based restricted stock units, based on the Company’s actual performance against the performance targets for the 2014 performance period of the outstanding units.

(3)

Exercised / Vested includes 122,119 restricted stock units that vested during the year ended September 30, 2014 but were withheld at the request of the award recipient to cover withholding taxes associated with the vesting. These units were added back to the shares available for future issuance under our 2009 Long-Term Incentive Plan.

(4)	Stock options vested and expected to vest in the future, net of estimated forfeitures, have a weighted average remaining contractual life of 6.7 years.

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2014:

	Total Options Outstanding	Exercisable Options	Vested and Expected to Vest
Aggregate Intrinsic Value (in millions)	$28	$22	$28
Weighted Average Remaining Contractual Term (in years)	6.7	5.8	6.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $50.77 on September 30, 2014, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

The intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $12 million, $5 million and $9 million, respectively, and the Company received cash of $9 million, $5 million and $9 million, respectively, from these exercises.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2014, 2013 and 2012 was $18.36, $12.51, and $11.64 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2014	2013	2012
Expected stock price volatility	45%	46%	45%
Risk free interest rate	1.9%	0.9%	1.3%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$0.80	$0.80	$0.72

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The estimated weighted average grant date fair values of restricted stock unit awards granted during fiscal 2014, 2013 and 2012 was $47.63, $35.28 and $33.15, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) that vested during fiscal 2014, 2013 and 2012 were $17 million, $16 million and $1 million, respectively.

Restricted Stock

The fair value of restricted stock awards is derived by calculating the difference between the share price and the purchase price at the date of the grant. There were no restricted stock awards granted during fiscal 2014, 2013 or 2012. The intrinsic value of restricted stock that vested during each of fiscal 2014, 2013 and 2012 was less than $1 million.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 146,000 and 133,000 shares of Cabot common stock as of September 30, 2014 and 2013, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2014 and 2013, is reflected in other long-term liabilities and marked-to-market quarterly.

Note O. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Cost of sales	$12	$28	$13
Selling and administrative expenses	17	7	2
Research and technical expenses	—	—	—

Total	$29	$35	$15

Details of these restructuring activities and the related reserves for fiscal 2014 and 2013 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2012	$2	$1	$—	$—	$2	$5
Charges	11	1	19	—	4	35
Costs charged against assets and other	—	—	(19)	—	(2)	(21)
Cash paid	(6)	—	—	—	(3)	(9)
Foreign currency translation adjustment	—	—	—	—	—	—

Reserve at September 30, 2013	$7	$2	$—	$—	$1	$10
Charges	18	1	4	1	5	29
Costs charged against assets and other	—	—	(4)	—	—	(4)
Cash paid	(8)	(1)	—	(1)	(5)	(15)
Foreign currency translation adjustment	(1)	—	—	—	—	(1)

Reserve at September 30, 2014	$16	$2	$—	$—	$1	$19

Business Service Center Transition

In January 2014, the Company announced its intention to open a new Europe, Middle East and Africa (“EMEA”) business service center in Riga, Latvia, and to close its Leuven, Belgium site, subject to the Belgian information and consultation process, which was successfully completed in June 2014. These actions were developed following an extensive evaluation of the Company’s business service capabilities in the EMEA region and a determination that the future EMEA business service center will enable the Company to provide the highest quality of service at the most competitive cost.

The Company has recorded $18 million of charges during fiscal 2014 related to this plan, comprised primarily of employee severance costs. The Company expects that the majority of actions related to the transition of the business service center will be completed by the end of fiscal 2015 and result in total cash charges of approximately $25 million comprised of $18 million of severance charges and $7 million of other transition costs including training costs and redundant salaries. Through September 30, 2014, the Company has made $3 million in cash payments related to this plan, mainly related to transition costs, and expects to make cash payments of approximately $22 million, comprised of $18 million of severance costs and $4 million of other transition costs, in fiscal 2015.

As of September 30, 2014, Cabot has $14 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure which is mainly comprised of accrued severance charges.

Closure of Port Dickson, Malaysia Manufacturing Facility

On April 26, 2013, the Company announced that the Board of its carbon black joint venture, Cabot Malaysia Sdn. Bhd. (“CMSB”), decided to cease production at its Port Dickson, Malaysia facility. The facility ceased production in June 2013. The Company holds a 50.1 percent equity share in CMSB. The decision, which affected approximately 90 carbon black employees, was driven by the facility’s manufacturing inefficiencies and raw materials costs.

During fiscal 2014 and fiscal 2013, the Company recorded pre-tax restructuring charges related to this plan of $2 million and $18 million, respectively. These pre-tax restructuring costs were comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income (loss) attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations.

The majority of actions related to closure of the plant have been completed in fiscal 2014 with future environmental charges of $3 million forecasted for fiscal 2015.

Cumulative net cash outlays related to this plan are expected to be approximately $8 million comprised primarily of $5 million for site demolition, clearing and environmental remediation, $2 million for severance, and $1 million for other closure related charges. Through September 30, 2014, CMSB has made approximately $4 million in cash payments related to this plan related mainly to severance and site demolition and clearing costs.

CMSB expects to make net cash payments of $4 million during fiscal 2015 and thereafter mainly comprised of site demolition, clearing and environmental remediation costs. These amounts exclude any proceeds that may be received from the sale of land or other manufacturing assets.

As of September 30, 2014, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure which is mainly comprised of accrued environmental and other charges.

Other Activities

The Company has recorded pre-tax charges of approximately $8 million, $13 million and $1 million during fiscal 2014, 2013 and 2012, respectively, related to restructuring activities at several other locations. Fiscal 2014 charges are comprised of accelerated depreciation and asset write-offs of $5 million and severance charges of $3 million. Fiscal 2013 costs are comprised of $8 million of severance charges, $3 million of accelerated depreciation and asset write-offs and $2 million of other expenses. Fiscal 2012 is comprised mainly of severance charges. The Company anticipates that it will record additional charges of $2 million in fiscal 2015 related to these actions.

Through September 30, 2014, Cabot has made cash payments of $18 million related to these activities and expects to pay $3 million in fiscal 2015 mainly for severance and other closure related costs at the impacted locations.

As of September 30, 2014, Cabot has $1 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India, Stanlow, U.K. and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $163 million related to these plans through September 30, 2014, comprised of $67 million for severance charges, $65 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $22 million of other closure related charges partially offset by gains on asset sales of $1 million. These amounts do not include any gain that may be recorded if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong or its land in the U.K.

Pre-tax restructuring expenses related to these plans were approximately $1 million, $3 million and $14 million during fiscal 2014, 2013 and 2012, respectively. Fiscal 2014 charges are comprised mainly of environmental charges and other post closure costs. Fiscal 2013 charges are comprised mainly of severance, accelerated depreciation and other expenses. Fiscal 2012 charges are comprised of $6 million of accelerated depreciation and impairment charges, $3 million of severance charges, $3 million of environmental, demolition and site clearing costs and $2 million of net other charges.

Since fiscal 2009, Cabot has made net cash payments of $85 million related to these plans and expects to pay approximately $3 million in fiscal 2015 and thereafter. The remaining payments consist mainly of environmental and other closure related costs. These amounts do not include any proceeds that may be received if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong or its land in the U.K.

As of September 30, 2014, Cabot has $3 million of accrued environmental, severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Note P. Accumulated Other Comprehensive (Loss) Income

Comprehensive income combines net income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of Accumulated other comprehensive (loss) income, net of tax, are as follows for fiscal 2013:

	Currency Translation Adjustment	Unrealized Gains on Investment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(Dollars in millions)
Balance at September 30, 2012 attributable to Cabot Corporation	$167	$—	$(75)	$92
Other comprehensive loss before reclassifications	(10)	2	20	12
Amounts reclassified from accumulated other comprehensive income	—	—	2	2

Net other comprehensive items	157	2	(53)	106

Less: Noncontrolling interest	3	—	—	3
Balance at September 30, 2013 attributable to Cabot Corporation	$154	$2	$(53)	$103

Changes in each component of Accumulated other comprehensive (loss) income, net of tax, are as follows for fiscal 2014:

	Currency Translation Adjustment	Unrealized Gains on Investment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(Dollars in millions)
Balance at September 30, 2013 attributable to Cabot Corporation	$154	$2	$(53)	$103
Other comprehensive loss before reclassifications	(131)	—	(40)	(171)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net other comprehensive items	23	2	(93)	(68)

Less: Noncontrolling interest	(4)	—	—	(4)
Balance at September 30, 2014 attributable to Cabot Corporation	$27	$2	$(93)	$(64)

The amounts reclassified out of Accumulated other comprehensive (loss) income and into the Statements of Operations for the fiscal year ended September 30, 2014, 2013 and 2012 are as follows:

	Affected Line Item in the Consolidated Statements of Operations	September 30
		2014	2013	2012
		(Dollars in Millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost- see Note M for details	$3	$5	$4
Amortization of prior service cost	Net Periodic Benefit Cost- see Note M for details	(3)	(3)	(3)

Total before tax		—	2	1

Tax impact	Provision for income taxes	—	—	—

Total after tax		$—	$2	$1

Note Q. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Years Ended September 30
	2014	2013	2012
	(In millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$199	$153	$388
Less: Dividends and dividend equivalents to participating securities	1	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	1	3

Earnings allocated to common shareholders (numerator)	$197	$152	$385

Weighted average common shares and participating securities outstanding	65.0	64.4	64.0
Less: Participating securities(1)	0.6	0.6	0.6

Adjusted weighted average common shares (denominator)	64.4	63.8	63.4

Per share amounts—basic:
Income from continuing operations attributable to Cabot Corporation	$3.04	$2.39	$2.88
Income (loss) from discontinued operations	0.02	(0.01)	3.19

Net income attributable to Cabot Corporation	$3.06	$2.38	$6.07

Diluted EPS:
Earnings allocated to common shareholders	$197	$152	$385
Plus: Earnings allocated to participating securities	1	1	3
Less: Adjusted earnings allocated to participating securities(2)	(1)	(1)	(3)

Earnings available to common shares (numerator)	$197	$152	$385

Adjusted weighted average common shares outstanding	64.4	63.8	63.4
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.7	0.8

Adjusted weighted average common shares (denominator)	65.1	64.5	64.2

Per share amounts—diluted:
Income from continuing operations attributable to Cabot Corporation	$3.01	$2.37	$2.84
Income (loss) from discontinued operations	0.02	(0.01)	3.15

Net income attributable to Cabot Corporation	$3.03	$2.36	$5.99

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$199	$153	$388
Less: Dividends declared on common stock	54	51	49
Less: Dividends and dividend equivalents to participating securities	1	—	—

Undistributed earnings	$144	$102	$339

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$143	$101	$336
Undistributed earnings allocated to participating securities	1	1	3

Undistributed earnings	$144	$102	$339

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental 401(k) Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2014, 2013 and 2012, respectively, 197,072, 301,328 and 395,532 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note R. Income Taxes

Income from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years ended September 30
	2014	2013	2012
	(Dollars in millions)
Income from continuing operations:
Domestic	$50	$40	$14
Foreign	258	170	232

Total	$308	$210	$246

Tax provision (benefit) for income taxes consisted of the following:

	Years ended September 30
	2014	2013	2012
	(Dollars in millions)
U.S. federal and state:
Current	$(4)	$(3)	$(1)
Deferred	(4)	(6)	(8)

Total	(8)	(9)	(9)

Foreign:
Current	86	70	62
Deferred	14	(1)	2

Total	100	69	64

Total U.S. and foreign	$92	$60	$55

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years ended September 30
	2014	2013	2012
	(Dollars in millions)
Computed tax expense at the federal statutory rate	$108	$74	$85
Foreign income:
Impact of taxation at different rates, repatriation and other	(29)	(27)	(28)
Impact of increase in valuation allowance on deferred taxes	20	—	—
Impact of investment incentive credits	—	(1)	—
Impact of foreign losses for which a current tax benefit is not available	7	9	5
Impact of non-deductible net currency losses	—	18	—
U.S. and state benefits from research and experimentation activities	—	(4)	(2)
Tax settlements	(7)	(6)	(2)
Reversal of state tax valuation allowance	—	—	(8)
Nontaxable gain on existing equity investment	(10)	—	—
Permanent differences, net	3	(4)	5
State taxes, net of federal effect	—	1	—

Total	$92	$60	$55

Significant components of deferred income taxes were as follows:

	September 30
	2014	2013
	(Dollars in millions)
Deferred tax assets:
Deferred expenses	$37	$29
Inventory	11	—
Other	20	28
Pension and other benefits	74	71
Net operating loss carry-forwards	171	187
Foreign tax credit carry-forwards	40	49
R&D credit carry-forwards	28	28
Other business credit carry-forwards	38	32

Subtotal	419	424
Valuation allowances	(186)	(166)

Total deferred tax assets	$233	$258

	September 30
	2014	2013
	(Dollars in millions)
Deferred tax liabilities:
Intangible assets	$(37)	$(28)
Property, plant and equipment	(143)	(149)

Total deferred tax liabilities	$(180)	$(177)

In the fiscal 2014 tax provision, Cabot recorded $17 million of net discrete tax charges including a $20 million charge for a valuation allowance on deferred tax assets in a foreign jurisdiction, a $2 million charge for return to provision adjustments, a $2 million charge for interest on uncertain tax positions and a $4 charge for miscellaneous tax items, offset by an $11 million net tax benefit for tax audit settlements.

In the fiscal 2013 tax provision, Cabot recorded $3 million of net discrete tax charges including a $13 million foreign currency charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation credit, and other miscellaneous tax items.

In the fiscal 2012 tax provision, Cabot recorded $11 million of net discrete tax benefits including an $8 million state tax benefit from the release of a valuation allowance and $3 million related to settlements and other miscellaneous tax items.

Approximately $752 million of net operating loss carryforwards (“NOLs”) and $106 million of other tax credit carryforwards remain at September 30, 2014. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2015 to 2021	$393	$45
2022 and thereafter	65	37
Indefinite carry-forwards	294	24

Total	$752	$106

As of September 30, 2014, provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $1.4 billion of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries with the reinvested earnings.

As of September 30, 2014, net deferred tax assets of $76 million are in the U.S. Management believes that the Company’s history of generating domestic profits provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. U.S. income from continuing operations adjusted for U.S. permanent differences was a profit of $74 million for the year ended September 30, 2014 and was a cumulative profit of $189 million for the three years ended September 30, 2014 including dividends from non-U.S. subsidiaries. Realization of deferred tax assets is dependent upon future taxable income generated over an extended period of time.

As of September 30, 2014, the Company needs to generate approximately $218 million in cumulative future U.S. taxable income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the realization of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2014 and 2013 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance increased by $20 million in 2014 primarily due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses generated or acquired that are included in deferred tax assets. The valuation allowance decreased by $3 million in 2013 due to the expiration and utilization of net operating carryforwards in certain tax jurisdictions.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2014, the total amount of unrecognized tax benefits was $41 million, of which $26 million was recorded in the Company’s Consolidated Balance Sheet and $15 million of deferred tax assets, principally related to state net operating loss carry-forwards, have not been recorded. In addition, accruals of $1 million and $11 million have been recorded for penalties and interest, respectively, as of September 30, 2014 and $2 million and $14 million, respectively, as of September 30, 2013. Total penalties and interest recorded in the tax provision in the Consolidated Statement of Operations was $3 million in each of fiscal years 2014, 2013, and 2012. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $35 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2014, 2013 and 2012 is as follows:

	Years ended September 30
	2014	2013	2012
	(Dollars in millions)
Balance at beginning of the year	$50	$55	$65
Additions based on tax provisions related to the current year	1	1	4
Additions for tax positions of prior years	—	2	—
Reductions of tax provisions of prior years	(1)	(5)	(10)
Reductions related to settlements	(5)	—	—
Reductions from lapse of statute of limitations	(4)	(3)	(4)

Balance at end of the year	$41	$50	$55

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

During fiscal 2014, the Company settled an uncertain tax benefit of $14 million, arising from losses included in cumulative translation adjustment that did not impact the effective tax rate.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2013 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2013 remain subject to examination by their respective tax authorities. As of September 30, 2014, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Note S. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2014, 2013 and 2012 totaled $26 million, $23 million and $15 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2015	$24
2016	19
2017	13
2018	11
2019	10
2020 and thereafter	70

Total future minimum rental commitments	$147

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2014, 2013 and 2012 are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Reinforcement Materials	$354	$371	$312
Performance Materials	43	34	47
Purification Solutions(1)	32	34	4
Advanced Technologies	—	—	6
Other	3	2	1

Total	$432	$441	$370

(1)	The year ended September 30, 2012 includes two months of purchases for Purification Solutions.

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $241 million, $150 million and $116 million during fiscal 2014, 2013 and 2012, respectively, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2014 and 2013, were $16 million and $11 million, respectively.

The purchase commitments for Reinforcement Materials, Performance Materials, Purification Solutions and Advanced Technologies covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$302	$254	$233	$226	$220	$2,308	$3,543
Performance Materials	43	35	30	30	29	168	335
Purification Solutions	21	12	10	10	9	14	76
Advanced Technologies	2	1	1	1	1	—	6

Total	$368	$302	$274	$267	$259	$2,490	$3,960

These commitments have been estimated using current market prices. As noted above, these will fluctuate based on the actual market price at the time of purchase.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides individual and aggregate stop-loss protection. The aggregate self-insured liability in fiscal 2014 for combined U.S. third-party liabilities and U.S. workers’ compensation was $6 million, and the retention for medical costs in the United States is at most $225,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2014 and September 30, 2013, Cabot had $17 million and $5 million, respectively, reserved for environmental matters, substantially all of which is accounted for on an undiscounted basis. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. In fiscal 2014 and 2013, there was $4 million and $2 million in Accounts payable and accrued liabilities and $13 million and $3 million in Other liabilities, respectively, in the Consolidated Balance Sheets for environmental matters. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were $15 million, $1 million, and $3 million in fiscal 2014, 2013 and 2012, respectively, which are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $3 million in fiscal 2014, and $2 million in each of fiscal 2013 and 2012.

The operation and maintenance component of the $17 million reserve for environmental matters was $7 million at September 30, 2014. Cabot expects to make payments of $4 million in fiscal 2015, $6 million in fiscal 2016, less than $1 million in each of fiscal 2017 through 2019, and a total of $4 million thereafter.

When deemed appropriate, the Company discounts its liability for environmental matters. A weighted average risk free rate of 3% was used for the environmental liability at September 30, 2014. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected period of cash flows. The accreted interest expense was less than $1 million for each of fiscal 2014, 2013 and 2012.

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding

Cabot’s three carbon black manufacturing facilities in the United States. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot paid a combined $975,000 civil penalty to EPA and LDEQ, will fund $450,000 in environmental mitigation projects in the three communities where the plants are located, and will install technology controls for sulfur dioxide and nitrogen oxide. The Company expects that the capital costs to install these controls will total approximately $85 million through calendar year 2020.

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

In addition to Cabot’s subsidiary and as described above, other parties are responsible for significant portions of the costs of respirator liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases. These parties include Aearo, AO, AO’s insurers, another former owner and its insurers and a third-party manufacturer of respirators formerly sold under the AO brand (collectively, with the Company’s subsidiary, the “Payor Group”).

As of September 30, 2014 and 2013, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the value of the share of these liabilities that reflect Cabot’s period of direct manufacture and Cabot’s contractual obligations. Based on the HR&A estimates, Cabot has recorded a $13 million reserve to accrue for its estimated share of liability for pending and future respirator claims. The Company made payments related to its respirator liability of $2 million in each of fiscal 2014, 2013 and 2012.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that the assumptions that were used to estimate the Company’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Other

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s consolidated financial statements in a particular period, they are not expected in the aggregate to have a material adverse effect on the Company’s consolidated financial position.

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

No customer individually represented 10% or more of consolidated net sales for fiscal 2014, 2013 and 2012.

Tire manufacturers comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers as a group are as follows:

	September 30
	2014	2013
	(Dollars in millions)
Tire manufacturers	$311	$298

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

The Company has combined and disclosed four of its operating segments (Specialty Fluids, Inkjet Colorants, Aerogel and Elastomer Composites) in its Advanced Technologies segment. The Security Materials business was previously included in the Advanced Technologies reportable segment. In fiscal 2014, as discussed in Note D, the Company sold its Security Materials business. Accordingly, results of the Security Materials business for all periods presented have been recast as discontinued operations.

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by the reportable segment table below on the line entitled Income (loss) from continuing operations before taxes. Segment EBIT excludes certain items, meaning items management does not consider representative of segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated expense and unallocated corporate costs. Segment assets exclude cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets, which are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities) and property, plant and equipment.

In 2014, a reclassification has been made in the Purification Solutions segment information to include shipping and handling costs in Revenue from external customers in order to align the presentation with that of the Company’s other businesses. There is no impact on Segment EBIT as a result of the reclassification. Historical periods have been adjusted to reflect this reclassification.

Reinforcement Materials

Rubber blacks are used in tires and industrial products. These products have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product.

Performance Materials

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides business). The net sales from each of these businesses for fiscal 2014, 2013 and 2012 are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Specialty Carbons and Compounds	$647	$622	$664
Fumed Metal Oxides	300	282	250

Total Performance Materials	$947	$904	$914

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

Advanced Technologies

The net sales from each of the Advanced Technologies businesses are as follows:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Inkjet Colorants	$62	$64	$66
Aerogel	13	21	18
Elastomer Composites	32	29	23
Specialty Fluids	98	101	94

Total Advanced Technologies	$205	$215	$201

The Inkjet Colorants business produces and sells aqueous inkjet colorants primarily to the inkjet printing market. Cabot’s inkjet colorants serve various inkjet printing applications, including commercial printing, small office/home office, and corporate office, as well as other niche applications that require a high level of dispersibility and colloidal stability. Cabot also sells inks with its pigment-based colorant dispersions into the emerging commercial printing segment for digital print.

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. Aerogel has several applications in the building and construction, oil and gas and specialty chemicals industries mainly as an insulative and thickening material for use in a variety of applications.

Cabot has developed a patented elastomer composites manufacturing process that is used to manufacture compounds of natural latex rubber and carbon black that improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. The Elastomer Composites business has licensed this process to Manufacture Francaise des Pneumatiques Michelin for their exclusive use in tire applications.

The Specialty Fluids business principally produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with testing guidelines set by the Organization for Economic Cooperation and Development. The business also manufactures and sells fine cesium chemicals that are used in a wide range of applications, including catalysts and brazing fluxes.

Purification Solutions

The Company’s activated carbon products are used for the purification of water, air, food and beverages, pharmaceuticals and other liquids and gases, as either a colorant or a decoloring agent in the production of products for food and beverage applications and as a chemical carrier in slow release applications. In gas and air applications, one of the uses of activated carbon is for the removal of mercury in flue gas streams. In certain applications, used activated carbon can be reactivated for further use by removing the contaminants from the pores of the activated carbon product. In addition to activated carbon production and reactivation, the Company also provides activated carbon solutions through on-site equipment and services, including delivery systems for activated carbon injection in coal-fired utilities, mobile water filter units and carbon reactivation services. Purification Solutions Segment EBIT includes in fiscal 2013 and 2014 an allocation of corporate administrative and functional support costs. In fiscal 2012, these allocations were reflected in unallocated corporate costs and other segment results. Revenue in fiscal 2014 includes $9 million of insurance proceeds related to business interruption and property damage insurance recoveries for operating issues the business experienced in late fiscal 2013 and early fiscal 2014.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30
2014
Revenues from external customers(2)	$2,076	$947	$205	$315	$3,543	$104	$3,647
Depreciation and amortization	87	50	10	54	201	—	201
Equity in earnings of affiliated companies	(3)	1	—	6	4	(4)	—
Income (loss) from continuing operations before taxes(3)	242	158	66	(19)	447	(139)	308
Assets(4)	1,628	670	180	1,389	3,867	217	4,084
Total expenditures for additions to long-lived assets(5)	65	28	8	64	165	6	171
2013
Revenues from external customers(2)	$1,902	$904	$215	$328	$3,349	$107	$3,456
Depreciation and amortization	81	49	10	54	194	(4)	190
Equity in earnings of affiliated companies	9	2	—	4	15	(4)	11
Income (loss) from continuing operations before taxes(3)	188	132	70	(4)	386	(176)	210
Assets(4)	1,512	688	185	1,388	3,773	460	4,233
Total expenditures for additions to long-lived assets(5)	172	46	5	38	261	3	264
2012
Revenues from external customers(2)	$2,019	$914	$201	$61	$3,195	$96	$3,291
Depreciation and amortization	82	47	12	8	149	5	154
Equity in earnings of affiliated companies	9	1	—	1	11	—	11
Income (loss) from continuing operations before taxes(3)	227	128	50	5	410	(164)	246
Assets(4)	1,527	717	198	1,433	3,875	524	4,399
Total expenditures for additions to long-lived assets(5)	163	87	16	350	616	6	622

(1)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)

Revenue from external customers that are categorized as Unallocated and Other reflects royalties, other operating revenues, external shipping and handling fees, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below.

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable	$(7)	$5	$11
Shipping and handling fees	111	102	85

Total	$104	$107	$96

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2014	2013	2012
	(Dollars in millions)
Interest expense	$(55)	$(62)	$(46)
Total certain items, pre-tax(a)	(28)	(54)	(51)
Equity in earnings of affiliated companies, net of tax(b)	—	(11)	(11)
Unallocated corporate costs(c)	(54)	(48)	(56)
General unallocated expense(d)	(2)	(1)	—

Total	$(139)	$(176)	$(164)

(a)

Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for fiscal 2014 primarily include $29 million related to global restructuring activities, $7 million for acquisition and integration-related charges, $18 million for legal and environmental matters and reserves and $3 million of certain foreign currency gains recorded by foreign subsidiaries offset by a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. Certain items, pre-tax, for fiscal 2013 primarily include $35 million related to global restructuring activities, $21 million for acquisition and integration-related charges (consisting of $10 million for certain other one-time integration costs and $11 million of additional charges related to acquisition accounting adjustments for the acquired inventory) and $1 million for legal and environmental matters and reserves offset by $3 million of certain foreign currency gains recorded by foreign subsidiaries. Certain items, pre-tax, for fiscal 2012 primarily include $17 million related to global restructuring activities, $26 million for acquisition and integration-related charges (consisting of $14 million of legal and professional fees, $3 million for certain other one-time integration costs and $9 million of additional charges related to acquisition accounting adjustments for the acquired inventory), and $8 million for legal and environmental matters and reserves.

(b)	Equity in earnings of affiliated companies, net of tax is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.
(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
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

Geographic Information

Sales are attributed to the United States and to all foreign countries based on the location from which the sale originated. Revenues from external customers and long-lived assets attributable to an individual country, other than the United States, China and The Netherlands, were not material for disclosure.

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	China	The Netherlands	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2014
Revenues from external customers	$847	$628	$220	$1,952	$3,647
Net property, plant and equipment	$496	$355	$197	$533	$1,581
2013
Revenues from external customers	$818	$558	$224	$1,856	$3,456
Net property, plant and equipment	$488	$385	$211	$516	$1,600
2012
Revenues from external customers	$686	$543	$131	$1,931	$3,291
Net property, plant and equipment	$481	$305	$208	$553	$1,547

Note V. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2014 and 2013 are summarized below:

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2014
Consolidated Net Income
Net sales and other operating revenues	$898	$898	$940	$911	$3,647

Gross profit	179	176	184	182	721
Selling and administrative expenses	77	92	76	81	326
Research and technical expenses	15	16	15	14	60

Income from operations	87	68	93	87	335
Net interest expense and other charges	22	(20)	(13)	(16)	(27)

Income from continuing operations before taxes and equity earnings of affiliated companies	109	48	80	71	308
Provision for income taxes	(24)	(7)	(20)	(41)	(92)
Equity in earnings of affiliated companies	2	(2)	(2)	2	—
(Loss) income from discontinued operations, net of tax	(1)	—	(1)	4	2

Net income	86	39	57	36	218
Net income attributable to noncontrolling interests, net of tax	6	3	5	5	19

Net income attributable to Cabot Corporation	$80	$36	$52	$31	$199

Income per share—basic:
Income from continuing operations	$1.25	$0.56	$0.80	$0.43	$3.04
Income from discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.02

Net income attributable to Cabot Corporation	$1.24	$0.55	$0.79	$0.48	$3.06

Income per share—diluted:
Income from continuing operations	$1.24	$0.55	$0.79	$0.43	$3.01
Income from discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.02

Net income attributable to Cabot Corporation	$1.23	$0.54	$0.78	$0.48	$3.03

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2013
Consolidated Net Income
Net sales and other operating revenues	$819	$840	$901	$896	$3,456

Gross profit	147	143	176	167	633
Selling and administrative expenses	73	77	72	75	297
Research and technical expenses	17	16	17	18	68

Income from operations	57	50	87	74	268
Net interest expense and other charges	(14)	(13)	(13)	(18)	(58)

Income from continuing operations before taxes and equity earnings of affiliated companies	43	37	74	56	210
Provision for income taxes	(20)	(16)	(16)	(8)	(60)
Equity in earnings of affiliated companies	3	3	3	2	11
(Loss) income from discontinued operations, net of tax	(2)	(1)	1	1	(1)

Net income	24	23	62	51	160
Net income (loss) attributable to noncontrolling interests, net of tax	4	(4)	3	4	7

Net income attributable to Cabot Corporation	$20	$27	$59	$47	$153

Income per share—basic:
Income from continuing operations	$0.35	$0.43	$0.88	$0.73	$2.39
(Loss) income from discontinued operations	(0.04)	(0.01)	0.04	—	(0.01)

Net income attributable to Cabot Corporation	$0.31	$0.42	$0.92	$0.73	$2.38

Income per share—diluted:
Income from continuing operations	$0.35	$0.43	$0.87	$0.72	$2.37
(Loss) income from discontinued operations	(0.04)	(0.01)	0.03	0.01	(0.01)

Net income attributable to Cabot Corporation	$0.31	$0.42	$0.90	$0.73	$2.36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NHUMO and its subsidiaries (“NHUMO”), which was acquired in November 2013 and whose financial statements constitute total assets and revenues of 3% and 4%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at NHUMO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2014 of the Company and our report dated November 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 26, 2014

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2014 based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded from its assessment the internal control over financial reporting at NHUMO and its subsidiaries, which was acquired in November 2013 and whose financial statements reflect total assets and revenues constituting 3% and 4%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2014. Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2014.

Cabot’s internal control over financial reporting as of September 30, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers is included at the end of Part I of this annual report under the heading “Executive Officers of the Registrant.”

Cabot has adopted a Code of Business Ethics that applies to all of the Company’s employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Controller and other senior financial officers. The Code of Business Ethics is posted on our website, www.cabotcorp.com (under the “About Cabot” caption under “Company”). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, the Controller or other senior financial officers by posting such information on our website.

The other information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock, and information relating to the security ownership of our management required by this item will be included in our Proxy Statement and is incorporated herein by reference

The following table provides information as of September 30, 2014 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2009 Long-Term Incentive Plan and the Non-Employee Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,454,002	$31.22	3,171,241
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 1,421,353 shares issuable upon exercise of outstanding stock options, (ii) 534,303 shares issuable upon vesting of time-based restricted stock units, (iii) 239,686 shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the fiscal 2012 awards, the first two years within the three-year performance period of the fiscal 2013 awards, and the first year within the three-year performance period of the fiscal 2014 awards; and (iv) 258,660 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2013 awards and years two and three of the 2014 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 172,440 shares would be issuable for year three of the 2013 awards and years two and three of the 2014 awards.
(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units which do not have an exercise price.
(3)

Of these shares, (i) 3,046,755 shares remain available for future issuance under our 2009 Long-Term Incentive Plan, and (ii) 124,486 remain available for future issuance under our Non-Employee Directors’ Stock Compensation Plan.

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

Exhibit Number	Description

3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 9, 2011 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2011, file reference 1-5667, filed with the SEC on November 29, 2011).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

4(a)(vii)	Second Supplemental Indenture, dated as of July 12, 2012 between Cabot Corporation, as Issuer, and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 21, 2009 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated July 9, 2012, file reference 1-5667, filed with the SEC on July 12, 2012).

Exhibit Number	Description

10(a)†	Credit Agreement, dated October 3, 2014, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., and TD Bank, N.A., and the other lenders party thereto.

10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(c)*	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, file reference 1-5667, filed with the SEC on February 8, 2013).

10(d)*	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(e)*	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(i)(i) of Cabot’s Annual Report on Form 10-K for the period ended September 30, 2013, file reference 1-5667, filed with the SEC on November 27, 2013).

10(f)*	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(i)(ii) of Cabot’s Annual Report on Form 10-K for the period ended September 30, 2013, file reference 1-5667, filed with the SEC on November 27, 2013).

10(g)*	Cabot Corporation Deferred Compensation and Supplemental Retirement Plan, amended and restated January 1, 2014 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, file reference 1-5667, filed with the SEC on February 6, 2014).

10(h)*	Cabot Corporation Non-Employee Directors’ Deferral Plan, amended and restated January 1, 2014 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, file reference 1-5667, filed with the SEC on February 6, 2014).

Exhibit Number	Description

10(i)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2014, 2013, 2012; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2014, 2013, or 2012. (iii) the Consolidated Balance Sheets at September 30, 2014 and September 30, 2013; (iv) the Consolidated Statement of Cash flows for the years ended September 30, 2014, 2013 and 2012; (v) the Consolidated Statement of Changes in Stockholders’ Equity September 30, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements, September 30, 2014.

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

Date: November 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PATRICK M. PREVOST Patrick M. Prevost	Director, President and Chief Executive Officer	November 26, 2014

/s/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Executive Vice President and Chief Financial Officer (principal financial officer)	November 26, 2014

/s/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	November 26, 2014

/s/ JOHN F. O’BRIEN John F. O’Brien	Director, Non-Executive Chairman of the Board	November 26, 2014

/s/ JOHN S. CLARKESON John S. Clarkeson	Director	November 26, 2014

/s/ JUAN ENRIQUEZ Juan Enriquez	Director	November 26, 2014

/s/ WILLIAM C. KIRBY William C. Kirby	Director	November 26, 2014

/s/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	November 26, 2014

/s/ HENRY F. MCCANCE Henry F. McCance	Director	November 26, 2014

/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	November 26, 2014

/s/ SUE H. RATAJ Sue H. Rataj	Director	November 26, 2014

Signatures	Title	Date

/s/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	November 26, 2014

/s/ LYDIA W. THOMAS Lydia W. Thomas	Director	November 26, 2014

/s/ MATTHIAS WOLFGRUBER Matthias Wolfgruber	Director	November 26, 2014

/s/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 26, 2014

EXHIBIT INDEX

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 9, 2011 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2011, file reference 1-5667, filed with the SEC on November 29, 2011).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

4(a)(vii)	Second Supplemental Indenture, dated as of July 12, 2012 between Cabot Corporation, as Issuer, and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 21, 2009 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated July 9, 2012, file reference 1-5667, filed with the SEC on July 12, 2012).

10(a)†	Credit Agreement, dated October 3, 2014, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., and TD Bank, N.A., and the other lenders party thereto.

Exhibit Number	Description

10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(c)*	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, file reference 1-5667, filed with the SEC on February 8, 2013).

10(d)*	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(e)*	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(i)(i) of Cabot’s Annual Report on Form 10-K for the period ended September 30, 2013, file reference 1-5667, filed with the SEC on November 27, 2013).

10(f)*	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(i)(ii) of Cabot’s Annual Report on Form 10-K for the period ended September 30, 2013, file reference 1-5667, filed with the SEC on November 27, 2013).

10(g)*	Cabot Corporation Deferred Compensation and Supplemental Retirement Plan, amended and restated January 1, 2014 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, file reference 1-5667, filed with the SEC on February 6, 2014).

10(h)*	Cabot Corporation Non-Employee Directors’ Deferral Plan, amended and restated January 1, 2014 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, file reference 1-5667, filed with the SEC on February 6, 2014).

10(i)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

Exhibit Number	Description

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2014, 2013, 2012; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2014, 2013, or 2012. (iii) the Consolidated Balance Sheets at September 30, 2014 and September 30, 2013; (iv) the Consolidated Statement of Cash flows for the years ended September 30, 2014, 2013 and 2012; (v) the Consolidated Statement of Changes in Stockholders’ Equity September 30, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements, September 30, 2014.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.