Form 10-Q
period 2014-12-31
CABOT CORP
filed 2015-02-05
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 3, 2015 the Company had 63,717,924 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I.	Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2014	2013
	(In millions, except share and per share amounts)
Net sales and other operating revenues	$812	$898
Cost of sales	655	719

Gross profit	157	179
Selling and administrative expenses	78	77
Research and technical expenses	15	15

Income from operations	64	87
Interest and dividend income	1	1
Interest expense	(13)	(14)
Other (expense) income	(1)	35

Income from continuing operations before income taxes and equity in earnings of affiliated companies	51	109
Provision for income taxes	(3)	(24)
Equity in earnings of affiliated companies, net of tax	1	2

Income from continuing operations	49	87
Loss from discontinued operations, net of tax	—	(1)

Net income	49	86
Net income attributable to noncontrolling interests, net of tax	4	6

Net income attributable to Cabot Corporation	$45	$80

Weighted-average common shares outstanding, in millions:
Basic	64.1	64.2

Diluted	64.6	64.8

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.70	$1.25
Loss from discontinued operations	—	(0.01)

Net income attributable to Cabot Corporation	$0.70	$1.24

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.69	$1.24
Loss from discontinued operations	—	(0.01)

Net income attributable to Cabot Corporation	$0.69	$1.23

Dividends per common share	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended December 31
	2014	2013
	(In millions)
Net income	$49	$86
Other comprehensive loss, net of tax
Foreign currency translation adjustment (net of tax provision of $1 and $-)	(103)	(21)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit of $6 and $-)	21	—

Other comprehensive loss	(82)	(21)

Comprehensive (loss) income	(33)	65
Net income attributable to noncontrolling interests	4	6
Noncontrolling interests foreign currency translation adjustment, net of tax	(2)	(1)

Comprehensive income attributable to noncontrolling interests, net of tax	2	5

Comprehensive (loss) income attributable to Cabot Corporation	$(35)	$60

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2014	September 30, 2014
	(In millions)
Current assets:
Cash and cash equivalents	$88	$67
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $7	643	688
Inventories:
Raw materials	93	111
Work in process	1	2
Finished goods	337	341
Other	44	44

Total inventories	475	498
Prepaid expenses and other current assets	67	69
Deferred income taxes	42	42

Total current assets	1,315	1,364

Property, plant and equipment, net	1,547	1,581
Goodwill	524	536
Equity affiliates	66	68
Intangible assets, net	335	347
Assets held for rent	59	56
Deferred income taxes	79	80
Other assets	52	52

Total assets	$3,977	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2014	September 30, 2014
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable	$159	$44
Accounts payable and accrued liabilities	437	512
Income taxes payable	48	49
Deferred income taxes	1	1
Current portion of long-term debt	1	24

Total current liabilities	646	630

Long-term debt	995	1,004
Deferred income taxes	67	68
Other liabilities	265	291
Redeemable preferred stock	28	27
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,901,219 and 64,634,731 shares
Outstanding: 63,648,854 and 64,382,366 shares	64	64
Less cost of 252,365 and 252,365 shares of common treasury stock	(7)	(7)
Additional paid-in capital	9	49
Retained earnings	1,930	1,900
Accumulated other comprehensive loss	(144)	(64)

Total Cabot Corporation stockholders’ equity	1,852	1,942
Noncontrolling interests	124	122

Total stockholders’ equity	1,976	2,064

Total liabilities and stockholders’ equity	$3,977	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2014	2013
	(In millions)
Cash Flows from Operating Activities:
Net income	$49	$86
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45	51
Impairment of assets	—	3
Deferred tax provision	(7)	3
Gain on existing investment in NHUMO	—	(29)
Employee benefit plan settlement	18	—
Equity in earnings of affiliated companies	(1)	(2)
Non-cash compensation	4	4
Other, net	—	2
Changes in assets and liabilities:
Accounts and notes receivable	23	(34)
Inventories	7	(39)
Prepaid expenses and other assets	(2)	(13)
Accounts payable and accrued liabilities	(73)	(62)
Income taxes payable	(2)	4
Other liabilities	(14)	(7)
Cash dividends received from equity affiliates	3	17
Other	6	(2)

Cash provided by (used in) operating activities	56	(18)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(41)	(42)
Change in assets held for rent	(3)	(4)
Acquisition of business, net of cash acquired	—	(73)

Cash used in investing activities	(44)	(119)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	8
Repayments under financing arrangements	(3)	—
Proceeds from issuance of commercial paper, net	117	149
Proceeds from long-term debt, net of issuance costs	—	11
Repayments of long-term debt	(32)	(1)
Increase in notes payable, net	1	—
Purchases of common stock	(47)	(6)
Proceeds from sales of common stock	2	7
Cash dividends paid to common stockholders	(14)	(13)

Cash provided by financing activities	24	155

Effect of exchange rate changes on cash	(15)	(8)

Increase in cash and cash equivalents	21	10
Cash and cash equivalents at beginning of period	67	95

Cash and cash equivalents at end of period	$88	$105

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

A. Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights in the periods presented. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“2014 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

In July 2014, the Company completed the sale of its Security Materials business. The Consolidated Statements of Operations and the notes to the consolidated financial statements for all periods presented exclude the Security Materials business.

In December 2014, the Company realigned its business reporting structure into four segments that consist of Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. The new structure is aligned with senior management changes and it better leverages Cabot’s global activities across common customer applications, production, and research and development activities. Prior period segment results have been recast to reflect the realignment.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments for the periods presented.

	Three Months Ended December 31
	2014	2013

Reinforcement Materials	59%	62%
Performance Chemicals	29%	27%
Purification Solutions	10%	8%
Specialty Fluids	2%	3%

Cabot derives the substantial majority of its revenues from the sale of products in Reinforcement Materials and Performance Chemicals. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customer’s cash discounts and volume rebates as sales incentives. Depending on the nature of the contract with the customer, a portion of the revenue may be recognized using proportional performance. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjust its revenues accordingly.

Revenue in Purification Solutions is typically recognized when the product is shipped and title and risk of loss have passed to the customer. For major activated carbon injection systems projects, revenue is recognized using the percentage-of-completion method.

Revenue in Specialty Fluids arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. The Company also generates revenues from cesium formate sold outside of a rental process and revenue is recognized upon delivery of the fluid.

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

Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Chemicals are considered separate reporting units. The goodwill balance relative to this segment is recorded in the Fumed Metal Oxides reporting unit within Performance Chemicals.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline because of reduced operating performance, market declines, changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. At that date, the fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At December 31, 2014, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $452 million. The future growth in the Purification Solutions business is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this segment over the next 3 years. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (MATS) that become effective beginning in April 2015 and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. Recently, the U.S. Supreme Court agreed to consider whether the Environmental Protection Agency (“EPA”) appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities. It is not possible to predict the outcome of the Supreme Court’s review of this matter. A meaningful change in the implementation of or requirements under MATS that negatively impacts the Company’s growth assumptions and projected operating cash flows for the Purification Solutions business could result in asset impairment charges.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $46 million and $52 million higher as of December 31, 2014 and September 30, 2014, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

Accumulated Other Comprehensive Loss

Accumulated other comprehensive (loss) income (“AOCI”), which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and pension liability adjustments.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. The Company adopted this standard on October 1, 2014 and the implementation of the new standard did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued a new standard related to “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components of a business that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued. The Company expects to adopt this standard beginning on October 1, 2015.

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

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preferred stock accumulates dividends at a fixed rate of 6% annually and is redeemable at the option of KUO or the Company for $25 million starting in November 2018 or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends will be contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The minimum EBITDA was achieved in 2014 and a dividend payment of $1.5 million was made in December 2014. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long-term liability. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements. Prior to closing, the Company received a $14 million dividend from NHUMO.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

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

	At Acquisition Date (October 31, 2013)	Measurement Period Adjustments	At Acquisition Date (As adjusted at September 30, 2014)
	(Dollars in millions)
Assets
Current assets	$54	$—	$54
Property, plant and equipment	48	—	48
Other non-current assets	1	—	1
Intangible assets	57	6	63
Goodwill	51	(6)	45

Total assets acquired	211	—	211

Liabilities
Accounts payable, accruals and other liabilities	(18)	(2)	(20)
Deferred tax liabilities - long-term	(31)	2	(29)

Total liabilities assumed	(49)	—	(49)

Net assets acquired	$162	$—	$162

Cash consideration paid	$80
Fair value of redeemable preferred stock	28
Previously held equity interest in NHUMO	54

Total	$162

As a result of the acquisition, the Company recorded a gain of $29 million for the difference between the carrying value and the fair value of the previously held equity interest in NHUMO, which was included in Other (expense) income in the first quarter of fiscal 2014. The fair value of $54 million for the previously held equity interest was determined based on the fair value of Cabot’s pre-existing interest in NHUMO as adjusted for a control premium derived from synergies gained as a result of the Company obtaining control of NHUMO.

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

The excess of the purchase price, which includes the cash consideration paid, the fair value of redeemable preferred stock and the previously held equity interest in NHUMO, over the fair value of the tangible net assets and intangible asset acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

D. Discontinued Operations

In July 2014, the Company sold its Security Materials business to SICPA SA. The Consolidated Statements of Operations for all periods presented have been recast to reflect the Security Materials business in discontinued operations.

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2014		2013		2014		2013
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$2	$1	$2	$—	$—	$—	$—
Interest cost	2	3	2	4	—	—	1	—
Expected return on plan assets	(3)	(4)	(3)	(5)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Settlement costs	—	18	—	—	—	—	—	—

Net periodic benefit cost (credit)	$(1)	$20	$—	$2	$(1)	$—	$—	$—

Settlement of employee benefit plan

Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This decision effectively moves the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. Cabot is required to make contributions to the multi-employer plan which is over 80% funded. Contributed assets by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result of the transfer, a pre-tax charge of $18 million has been recorded in the period ended December 31, 2014 as reflected in Settlement costs in the table above. The pre-tax charge consists of $27 million released from AOCI and $2 million of employer contributions at the time of the settlement, partially offset by an $11 million release of the pension liability. The settlement charge has been recorded primarily in Cost of sales in the Consolidated Statements of Income.

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $524 million and $536 million at December 31, 2014 and September 30, 2014, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended December 31, 2014 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2014	$68	$10	$458	$536
Foreign currency impact	(6)	—	(6)	(12)

Balance at December 31, 2014	$62	$10	$452	$524

Goodwill impairment tests are performed at least annually. The Company performed its last annual impairment assessment as of May 31, 2014 and determined there was no impairment.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

The following table provides information regarding the Company’s intangible assets:

	December 31, 2014			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)

Intangible assets with finite lives
Developed technology	$150	$(18)	$132	$152	$(16)	$136
Customer relationships	164	(18)	146	171	(17)	154

Total intangible assets, finite lives	$314	$(36)	$278	$323	$(33)	$290
Trademarks, indefinite lives	57	—	57	57	—	57

Total intangible assets	$371	$(36)	$335	$380	$(33)	$347

Intangible assets with finite lives are amortized over their estimated useful lives, which range from sixteen to twenty years, with a weighted average amortization period of approximately nineteen years. Amortization expense for each of the three month periods ended December 31, 2014 and 2013 was $4 million and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $17 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its annual impairment assessment as of May 31, 2014, and determined there was no impairment.

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization did not have a set expiration date. During the first quarter of fiscal 2015, Cabot repurchased 925,700 shares of its common stock under this authorization. As of December 31, 2014, less than 1 million shares remained available for repurchase under that authorization.

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of the Company’s common stock in the open market or in privately negotiated transactions and cancelled the previous authorization.

During the first quarter of fiscal 2015, Cabot paid cash dividends of $0.22 per share of common stock for a total of $14 million. During the first quarter of fiscal 2014, Cabot paid cash dividends of $0.20 per share of common stock for a total of $13 million.

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2014	2013
	(Dollars in millions)
Balance at September 30	$122	$132
Net income attributable to noncontrolling interests	4	6
Noncontrolling interest foreign currency translation adjustment	(2)	(1)
Noncontrolling interest dividends	—	(6)

Balance at December 31	$124	$131

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

H. Accumulated Other Comprehensive Loss

Comprehensive income combines net income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(Dollars in millions)

Balance at September 30, 2014, attributable to Cabot Corporation	$27	$2	$(93)	$(64)

Other comprehensive loss before reclassifications	(103)	—	—	(103)
Amounts reclassified from accumulated other comprehensive income	—	—	21	21

Net other comprehensive items	(103)	—	21	(82)

Less: Noncontrolling interest	(2)	—	—	(2)
Balance at December 31, 2014, attributable to Cabot Corporation	$(74)	$2	$(72)	$(144)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

Accumulated other comprehensive items in the accompanying Consolidated Balance Sheets consist of the following items net of tax:

	December 31,	September 30,
	2014	2014

Foreign currency translation adjustments at beginning of period	$27	$154
Net foreign currency translation adjustments attributable to Cabot Corporation during the period	(101)	(127)

Balance at end of period	(74)	27
Unrealized gain on investments at beginning of period	2	2
Net unrealized gains during the period	—	—

Balance at end of period	2	2
Pension and other postretirement benefit plans attributable to Cabot Corporation at beginning of period	(93)	(53)
Net change in pension and other postretirement benefit plans during the period	21	(40)

Balance at end of period	(72)	(93)

Total accumulated other comprehensive loss	$(144)	$(64)

The amounts reclassified out of AOCI and into the Statement of Operations for the three months ended December 31, 2014 and 2013 are as follows:

		Three Months Ended December 31
	Affected Line Item in the Consolidated Statements of Operations	2014	2013
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note E for details	$1	$1
Amortization of prior service cost	Net Periodic Benefit Cost - see Note E for details	(1)	(1)
Settlement costs	Net Periodic Benefit Cost - see Note E for details	27	—

Total before tax		27	—

Tax impact	Benefit for income taxes	(6)	—

Total after tax		$21	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

I. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2014.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$224	$214	$193	$186	$179	$2,096	$3,092
Performance Chemicals	47	52	34	30	29	210	402
Purification Solutions	14	11	8	8	7	9	57

Total	$285	$277	$235	$224	$215	$2,315	$3,551

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

Environmental Matters

As of December 31, 2014 and September 30, 2014, Cabot had $17 million reserved for environmental matters, substantially all of which is accounted for on an undiscounted basis. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were less than $1 million in the first three months of both fiscal 2015 and 2014. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the Cabot subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2014 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled.

As of both December 31, 2014 and September 30, 2014, there were approximately 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At December 31, 2014 and September 30, 2014, the reserve was $12 million and $13 million, respectively. Cash payments related to this liability were $1 million and $2 million in the first three months of fiscal 2015 and 2014, respectively.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

J. Income Tax Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years remain subject to examination by the United States Internal Revenue Service (“IRS”) and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2004 through 2014 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include China, France, Germany, Italy, Japan, and the Netherlands.

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

During the three months ended December 31, 2014, Cabot released uncertain tax positions of $11 million due to the expirations of statutes of limitations in various jurisdictions. As of October 1, 2014, Cabot adopted a new accounting standard which requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This resulted in a reduction of the liability for uncertain tax positions and deferred tax assets of $5 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

K. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended December 31
	2014	2013
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$45	$80
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	1

Earnings allocated to common shareholders (numerator)	$45	$79

Weighted average common shares and participating securities outstanding	64.6	64.8
Less: Participating securities(1)	0.5	0.6

Adjusted weighted average common shares (denominator)	64.1	64.2

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.70	$1.25
Loss from discontinued operations	—	(0.01)

Net income attributable to Cabot Corporation	$0.70	$1.24

Diluted EPS:
Earnings allocated to common shareholders	$45	$79
Plus: Earnings allocated to participating securities	—	1
Less: Adjusted earnings allocated to participating securities(2)	—	(1)

Earnings allocated to common shareholders (numerator)	$45	$79

Adjusted weighted average common shares outstanding	64.1	64.2
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.6

Adjusted weighted average common shares (denominator)	64.6	64.8

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.69	$1.24
Loss from discontinued operations	—	(0.01)

Net income attributable to Cabot Corporation	$0.69	$1.23

(1)	Participating securities consist of shares of unvested restricted stock and unvested time-based restricted stock units.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2014	2013
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$45	$80
Less: Dividends declared on common stock	14	13
Less: Dividends declared on participating securities	—	—

Undistributed earnings	$31	$67

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$31	$66
Undistributed earnings allocated to participating shareholders	—	1

Undistributed earnings	$31	$67

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)	Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three months ended December 31, 2014 and 2013, 325,550 and 119,164 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

L. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended December 31
	2014	2013
	(Dollars in millions)
Cost of sales	$2	$5
Selling and administrative expenses	5	—

Total	$7	$5

Details of these restructuring activities and the related reserves during the three months ended December 31, 2014 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2014	$16	$2	$—	$1	$19
Charges	3	—	1	3	7
Costs charged against assets/liabilities	—	—	(1)	—	(1)
Cash paid	(4)	—	—	(3)	(7)
Foreign currency translation adjustment	(1)	—	—	—	(1)

Reserve at December 31, 2014	$14	$2	$—	$1	$17

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

The Company has recorded $4 million of charges during the first three months of fiscal 2015 related to this plan, comprised of employee severance costs of $1 million and other transition costs including training costs and redundant salaries of $3 million. Through December 31, 2014, the Company has recorded $22 million for this plan comprised of $16 million severance charges and $6 million of other costs. The Company expects that the majority of actions related to the transition of the business service center will be completed by the end of fiscal 2015 and result in total cash charges of approximately $25 million, comprised of $17 million of severance charges and $8 million of other transition costs. Through December 31, 2014, the Company has made $9 million in cash payments related to this plan, comprised of $6 million of transition costs and $3 million of severance costs, and expects to make additional cash payments of approximately $15 million during the remainder of fiscal 2015 and thereafter, comprised of $12 million of severance costs and $3 million of other transition costs.

As of December 31, 2014, Cabot has $12 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure comprised of accrued severance charges.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

Through December 31, 2014 the Company recorded pre-tax restructuring charges related to this plan of $20 million comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The Company has recorded less than $1 million of charges related to this plan in the first quarter of fiscal 2015 and 2014, respectively. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative net cash outlays related to this plan are expected to be approximately $8 million comprised primarily of $5 million for site demolition, clearing and environmental remediation, $2 million for severance, and $1 million for other closure related charges. Through December 31, 2014, CMSB has made approximately $4 million in cash payments related to this plan mainly for severance and site demolition and clearing costs.

CMSB expects to make net cash payments of $4 million during the remainder of fiscal 2015 and thereafter mainly for site demolition, clearing and environmental remediation costs. These amounts exclude any proceeds that may be received from the sale of land or other manufacturing assets.

As of December 31, 2014, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure, which is mainly for accrued environmental and other charges.

Other Activities

The Company has recorded pre-tax charges of approximately $1 million and $4 million during the first three months of fiscal 2015 and 2014, respectively, related to restructuring activities at several other locations. Fiscal 2015 charges are comprised of severance costs whereas fiscal 2014 charges are comprised of accelerated depreciation and asset write-offs. The Company anticipates that it will record additional charges of $1 million in the remainder of fiscal 2015 related to these actions.

The Company made payments of $1 million related to these actions in the first quarter of fiscal 2015 and expects to pay $3 million in the remainder of fiscal 2015 mainly for severance and other closure related costs at the impacted locations.

As of December 31, 2014, Cabot has $2 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India, Stanlow, U.K. and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $164 million related to these plans through December 31, 2014, comprised of $67 million for severance charges, $66 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $22 million of other closure related charges, partially offset by gains on asset sales of $1 million. These amounts do not include any gain that may be recorded if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong or its land in the U.K.

Pre-tax restructuring expenses related to these plans were approximately $2 million and less than $1 million during the first quarter of fiscal 2015 and 2014, respectively. Since fiscal 2009, Cabot has made net cash payments of $86 million related to these plans and expects to pay approximately $3 million in the remainder of fiscal 2015 and thereafter. The remaining payments consist mainly of environmental and other closure related costs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

As of December 31, 2014, Cabot has $3 million of accrued environmental, severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first three months of both fiscal 2015 and 2014.

At both December 31, 2014 and September 30, 2014, the fair value of Guaranteed investment contracts, included in Other assets in the Consolidated Balance Sheets, was $13 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on the other observable inputs.

At December 31, 2014 and September 30, 2014, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt was $0.98 billion and $1.04 billion, respectively, as of December 31, 2014. The carrying value and fair value of the long-term fixed rate debt were $0.98 billion and $1.05 billion, respectively, as of September 30, 2014. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

N. Derivatives

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both December 31, 2014 and September 30, 2014, there were no derivatives held to manage interest risk.

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

The following table provides details of the derivatives held as of December 31, 2014 and September 30, 2014 to manage foreign currency risk.

Notional Amount, net
Description	Borrowing	December 31, 2014	September 30, 2014	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 2 million	USD 32 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Brazilian real, British pound sterling, Czech koruna, Indonesian rupiah, and Malaysian ringgit.

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

Cash Flow Hedge

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in AOCI and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

For both December 31, 2014 and September 30, 2014, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from AOCI to earnings within the next 12 months are expected to be immaterial.

O. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2014, these subsidiaries carried the operating affiliate investment of $16 million and held 19 million bolivars (less than $1 million) in cash.

During both the three months ended December 31, 2014 and 2013, the operating affiliate declared dividends in the amounts of $2 million which were paid in U.S. dollars and repatriated to the Company’s wholly-owned subsidiaries.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and the Company’s wholly owned subsidiaries used an exchange rate that is available to the Company when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to the Company on December 31, 2014 was 50 bolivars to the U.S. dollar (B/$).

The operating entity has generally been profitable and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment.

The Company closely monitors its ability to convert its bolivar holdings into U.S. dollars, as the Company intends to convert substantially all bolivars held by its wholly-owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the exchange rate made available to the Company or opening of additional parallel markets could cause the Company to change the exchange rate it uses and result in gains or losses on the bolivar denominated assets held by its operating affiliate and wholly-owned subsidiaries.

P. Financial Information by Segment

The Company identifies a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The Company has determined that all of its reported businesses are operating segments. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.

In December 2014, the Company realigned its business reporting structure into four segments that consist of Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. Segment results have been recast for all periods presented to reflect the realignment of the Company’s global business segments. The new segment structure is designed to improve efficiency and resource prioritization and reflects how the Company’s CODM reviews segment results to assess performance and allocate resources.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

The Reinforcement Materials segment combines the rubber blacks and elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons and compounds, and inkjet colorants product lines into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel product lines into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment.

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids business includes cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)

Three Months Ended December 31, 2014
Revenues from external customers(2)	$460	$229	$76	$16	$781	$31	$812
Income (loss) from continuing operations before taxes(3)	$53	$39	$(1)	$6	$97	$(46)	$51

Three Months Ended December 31, 2013
Revenues from external customers(2)	$533	$237	$72	$28	$870	$28	$898
Income (loss) from continuing operations before taxes(3)	$73	$37	$(9)	$13	$114	$(5)	$109

(1)	Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)	Revenue from external customers that are categorized as Unallocated and Other reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended December 31
	2014	2013
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable.	$4	$—
Shipping and handling fees	27	28

Total	$31	$28

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

UNAUDITED

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2014	2013
	(Dollars in millions)
Interest expense	$(13)	$(14)
Total certain items, pre-tax(a)	(26)	24
Less: Equity in earnings of affiliated companies, net of tax(b)	(1)	(2)
Unallocated corporate costs(c)	(12)	(13)
General unallocated income(d)	6	—

Total	$(46)	$(5)

(a)	Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended December 31, 2014 include $7 million related to global restructuring activities, $1 million for acquisition and integration-related charges and $18 million related to an employee benefit plan settlement charge. Certain items, pre-tax, for the three months ended December 31, 2013 include $5 million related to global restructuring activities, $5 million for acquisition and integration-related charges (consisting of $3 million for certain other one-time integration costs and $2 million of additional charges related to acquisition accounting adjustments for the acquired inventory of NHUMO), and $1 million for legal and environmental matters and reserves offset by $6 million of foreign currency gain on revaluation of the notes Cabot received in connection with the sale of its Supermetals business in 2012 and a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction.

(b)	Equity in earnings of affiliated companies, net of tax is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(d)	General unallocated income consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions Segment EBIT.

Performance Chemicals is comprised of two businesses that sell the following products: specialty grades of carbon black, thermoplastic concentrates and compounds and inkjet colorants (the Specialty Carbons and Formulation business); and fumed silica, fumed alumina and dispersions thereof, and aerogel (the Metal Oxides business). The net sales from each of these businesses for the three months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended December 31
	2014	2013
	(Dollars in millions)
Specialty Carbons and Formulations	$157	$163
Metal Oxides	72	74

Total Performance Chemicals	$229	$237

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the relative size of the revenue recognized in each of our reportable segments for the periods presented.

	Three Months Ended December 31
	2014	2013

Reinforcement Materials	59%	62%
Performance Chemicals	29%	27%
Purification Solutions	10%	8%
Specialty Fluids	2%	3%

We derive the substantial majority of revenues from the sale of products in Reinforcement Materials and Performance Chemicals. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance. We have technology and licensing agreements with one customer that are accounted for as multiple element arrangements. Revenue is recognized ratably over the term of the agreements, limited by the cumulative amounts that become due, some of which are through 2022. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying estimates of discounts and volume rebates and adjust revenues accordingly.

Revenue in Purification Solutions is typically recognized when the product is shipped and title and risk of loss have passed to the customer. For major activated carbon injection systems projects, revenue is recognized using the percentage-of-completion method.

A significant portion of the revenue in Specialty Fluids arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. We also generate revenues from cesium formate sold outside of a rental process and revenue is recognized upon delivery of the fluid.

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

Intangible Assets and Goodwill

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Chemicals are considered separate reporting units. The goodwill balance relative to this segment is recorded in the Metal Oxides reporting unit within Performance Chemicals.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Metal Oxides reporting units were substantially in excess of their carrying values. At that date, the fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At December 31, 2014, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $452 million. The future growth in the Purification Solutions business is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and our successful realization of its anticipated share of volumes in this segment over the next 3 years. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (MATS) that become effective beginning in April 2015 and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. Recently, the U.S. Supreme Court agreed to consider whether the Environmental Protection Agency (“EPA”) appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities. It is not possible to predict the outcome of the Supreme Court’s review of this matter. A meaningful change in the implementation of or requirements under MATS that negatively impacts our growth assumptions and projected operating cash flows for the Purification Solutions business could result in asset impairment charges.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $46 million and $52 million higher as of December 31, 2014 and September 30, 2014, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

The term “product mix” refers to the mix of types and grades of products sold or the mix of geographic regions where products are sold, and the positive or negative impact this has on the revenue or profitability of the business and/or segment.

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

Cabot is organized into four reportable business segments: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Our analysis of our financial condition and operating results should be read with our consolidated financial statements and accompanying notes.

Overview

During the first quarter of fiscal 2015, Income from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the first quarter of fiscal 2014 primarily due to lower volumes as a result of soft demand in South America and Europe and customer inventory destocking.

First Quarter Fiscal 2015 versus First Quarter Fiscal 2014—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Net sales and other operating revenues	$812	$898
Gross profit	$157	$179

The $86 million decrease in net sales from the first quarter of fiscal 2014 to the first quarter of fiscal 2015 was due primarily to lower volumes ($40 million), a less favorable price and product mix (combined $16 million) and an unfavorable impact from foreign currency translation ($27 million).

Gross profit decreased by $22 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily due to lower volumes and a pension settlement charge resulting from the transfer of a foreign defined benefit plan to a multi-employer plan.

Selling and Administrative Expenses

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Selling and administrative expenses	$78	$77

Selling and administrative expenses increased by $1 million in the first quarter of fiscal 2015 compared to first quarter of fiscal 2014. The increase was principally driven by higher expenses related to restructuring actions taken to move our Europe, Middle East and Africa (“EMEA”) business service center from Belgium to Latvia, partially offset by reduced spending for other selling and administrative expenses.

Research and Technical Expenses

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Research and technical expenses	$15	$15

Research and technical expenses were consistent in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014.

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Interest and dividend income	$1	$1
Interest expense	$(13)	$(14)
Other (expense) income	$(1)	$35

Interest and dividend income was consistent in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014.

Interest expense decreased by $1 million in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 due to the reduction of debt.

Other (expense) income in the first quarter of fiscal 2015 decreased by $36 million compared to the first quarter of fiscal 2014 due principally to a gain recognized in the first quarter of fiscal 2014 on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction, and an unfavorable comparison of foreign currency movements ($7 million).

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Provision for income taxes	$3	$24

Effective tax rate	5%	22%
Impact of discrete tax items:
(1) Unusual or infrequent items	10%	(1%)
(2) Items related to uncertain tax positions	16%	1%
(3) Other discrete tax items	(1%)	(1%)
Impact of certain items	(2%)	7%

Operating tax rate	28%	28%

During the first quarter of fiscal 2015, we recorded a tax provision of $3 million, resulting in an effective tax rate of 5%. This amount included net discrete tax benefits of $13 million. The operating rate for the first quarter of fiscal 2015 was 28%. During the first quarter of fiscal 2014, we recorded a tax provision of $24 million, resulting in an effective tax rate of 22%. This amount included a net discrete tax charge of $1 million. The operating tax rate for the first quarter of fiscal 2014 was 28%.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2015, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2015 to be between 27% and 29%.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$1	$2
Net income attributable to noncontrolling interests, net of tax	$4	$6

Equity in earnings of affiliated companies, net of tax, decreased $1 million in the first quarter fiscal 2015 when compared to the first quarter of fiscal 2014. The decline was due to the consolidation of earnings of NHUMO following the NHUMO transaction in November 2014 and lower earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, decreased $2 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. The decrease was due to lower profitability of our joint ventures.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2015, we reported net income attributable to Cabot Corporation of $45 million ($0.69 per diluted common share). This is compared to $80 million ($1.23 per diluted common share) in the first quarter of fiscal 2014.

First Quarter Fiscal 2015 versus First Quarter Fiscal 2014—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for the three months ended December 31, 2014 and 2013 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note P of our consolidated financial statements.

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Total segment EBIT	$97	$114
Certain items	(26)	24
Other unallocated items	(20)	(29)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	$51	$109

In the first quarter of fiscal 2015, total segment EBIT decreased by $17 million when compared to the same period of fiscal 2014. The decrease was principally driven by lower volumes ($23 million), higher fixed costs ($4 million) and an elastomer composites technology milestone payment received in the first quarter of fiscal 2014 that did not reoccur this year ($4 million). These were partially offset by higher unit margins ($15 million).

Certain Items

Details of the certain items for the first quarter of fiscal 2015 and 2014 are as follows:

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Global restructuring activities	$(7)	$(5)
Acquisition and integration-related charges	(1)	(5)
Employee benefit plan settlement	(18)	—
Foreign currency gain on revaluations	—	6
Gain on existing investment in NHUMO	—	29
Legal and environmental matters and reserves	—	(1)

Total certain items, pre-tax	(26)	24

Tax-related certain items
Tax impact of certain items	6	1
Tax impact of certain foreign exchange losses	—	—
Discrete tax items	13	(1)

Total tax-related certain items	19	—

Total certain items after tax	$(7)	$24

Certain items for the first quarter of fiscal 2015 include charges related to restructuring activities, acquisition and integration-related charges, an employee benefit plan settlement, and tax certain items. Details of restructuring activities are included in Note L of the consolidated financial statements. Acquisition and integration-related charges include legal and professional fees, and other expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Interest expense	$(13)	$(14)
Equity in earnings of affiliated companies	(1)	(2)
Unallocated corporate costs	(12)	(13)
General unallocated income	6	—

Total other unallocated items	$(20)	$(29)

Costs from total other unallocated items decreased by $9 million in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014. The decrease was driven by a $6 million increase in General unallocated income primarily due to the cost of sales impact of LIFO accounting ($5 million).

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Reinforcement Materials Sales	$460	$533
Reinforcement Materials EBIT	$53	$73

In the first quarter of fiscal 2015, sales in Reinforcement Materials decreased by $73 million when compared to the first quarter of fiscal 2014. The decrease was principally driven by the impact of lower volumes ($23 million), a less favorable price and product mix (combined $30 million), an unfavorable comparison from foreign currency translation ($16 million), and an elastomer composites technology milestone payment received in the first quarter of fiscal 2014 that did not reoccur this year ($4 million). Lower volumes were due to weak demand in South America and Europe and customer inventory destocking. The less favorable price and product mix impact was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs.

EBIT in Reinforcement Materials decreased by $20 million in the first quarter of fiscal 2015 when compared to the same period of fiscal 2014. The decrease was principally driven by lower volumes ($9 million), higher fixed costs ($10 million), and an elastomer composites technology milestone payment received in the first quarter of fiscal 2014 that did not reoccur this year ($4 million). These impacts were partially offset by higher unit margins ($2 million) from the benefit of energy efficiency investments. Lower volumes were driven by a 3% reduction in rubber blacks volumes as well as lower elastomer composites volumes. Higher fixed costs were primarily associated with new carbon black capacity in China and the acquisition of NHUMO.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended
	December 31
	2014	2013
	(Dollars in millions)
Specialty Carbons and Formulations Sales	$157	$163
Metal Oxides Sales	72	74

Performance Chemicals Sales	$229	$237

Performance Chemicals EBIT	$39	$37

In the first quarter of fiscal 2015, sales in Performance Chemicals decreased by $8 million when compared to the first quarter of fiscal 2014. The decrease was due to lower volumes ($3 million) and the unfavorable impact of foreign currency translation ($7 million), partially offset by a more favorable price and product mix (combined $4 million). Volumes in Specialty Carbons and Formulations decreased by 1% primarily due to the impact from customer inventory destocking. The change in price and product mix was driven by price increases implemented in both the Specialty Carbons and Formulations and Metal Oxides businesses.

EBIT in Performance Chemicals increased by $2 million in the first quarter of fiscal 2015 when compared to the same quarter of fiscal 2014 principally due to higher unit margins ($8 million) partially offset by lower volumes ($3 million) and the unfavorable impact of foreign currency translation ($2 million). Higher unit margins were due to the combination of price increases and lower raw material costs. While Metal Oxides volumes increased by 4%, Specialty Carbons and Formulations volumes decreased by 1% primarily due to the impact from customer inventory destocking.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended December 31
	2014	2013
	(Dollars in millions)
Purification Solutions Sales	$76	$72

Purification Solutions EBIT	$(1)	$(9)

Sales in Purification Solutions increased by $4 million in the first quarter of fiscal 2015 when compared to the same period of fiscal 2014 due to higher volumes ($2 million) and a favorable price and product mix (combined $5 million) partially offset by an unfavorable impact of foreign currency translation ($3 million). Higher volumes were driven by increased demand in the gas and air sector. The more favorable price and product mix was primarily due to the implementation of price increases.

EBIT in Purification Solutions increased by $8 million in the first quarter of fiscal 2015 when compared to the same quarter of fiscal 2014 due to higher volumes ($1 million), higher unit margins ($1 million), and lower fixed costs ($5 million). Higher volumes were driven by increased demand in the gas and air sector. The more favorable price and product mix was primarily due to the implementation of price increases. The decrease in fixed costs was due to improved operational performance that lowered costs and from the benefit of building inventory in anticipation of future demand.

Specialty Fluids

Sales and EBIT for Specialty Fluids for the first quarter of fiscal 2015 and 2014 are as follows:

	Three Months Ended December 31
	2014	2013
	(Dollars in millions)
Specialty Fluids Sales	$16	$28

Specialty Fluids EBIT	$6	$13

Sales in Specialty Fluids decreased by $12 million in the first quarter of fiscal 2015 when compared to the same period of fiscal 2014 primarily due to lower volumes ($17 million) partially offset by a favorable price and product mix (combined $5 million). The decline in volumes was driven by lower sales and rental volumes as a result of a lower level of project activity. The more favorable price and product mix was primarily due to a more favorable product mix.

EBIT in Specialty Fluids decreased by $7 million in the first quarter of fiscal 2015 when compared to the same period of fiscal 2014 due to lower volumes ($13 million) partially offset by a favorable price and product mix (combined $5 million). The decline in volumes was driven by lower sales and rental volumes as a result of a lower level of project activity. The more favorable price and product mix was primarily due to a more favorable product mix.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $96 million during the first quarter of fiscal 2015. The decrease was largely attributable to the issuance of commercial paper used for capital expenditures and share repurchases. At December 31, 2014, we had cash and cash equivalents of $88 million, and current availability under our revolving credit agreement of $603 million. The outstanding balance of commercial paper as of December 31, 2014 was $147 million and is included within the Notes payable caption on our Consolidated Balance Sheets.

Effective October 3, 2014, we entered into a new revolving credit agreement that amended and extended our $750 million revolving credit agreement (which was scheduled to mature on August 25, 2016). The new revolving credit agreement, which matures on October 3, 2019, subject to two one-year options to extend after the first and second anniversaries of the effective date, supports our commercial paper program. Borrowings under the new revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The new revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type. At December 31, 2014 we were in compliance with this financial covenant.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of December 31, 2014, our cash and cash equivalent holdings included $70 million held in the U.S. and $18 million held outside of the U.S.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and changes in certain other balance sheet accounts, totaled $56 million in the first three months of fiscal 2015. Operating activities used $18 million of cash in the first three months of fiscal 2014.

Cash provided from operating activities in the first three months of fiscal 2015 was driven primarily by net income of $49 million plus $45 million of depreciation and amortization. These sources of cash were partially offset by a net increase in working capital. Our working capital increase during the first three months of fiscal 2015 was driven primarily by lower accounts payable and accruals due to the timing and payout of certain corporate accruals.

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

Cash Flows from Investing Activities

In the three months ended December 31, 2014, investing activities consumed $44 million of cash and were primarily driven by capital expenditures of $41 million. In the three months ended December 31, 2013, investing activities consumed $119 million of cash and were primarily driven by capital expenditures of $42 million and cash paid in the NHUMO transaction of $73 million. In each of these years, capital expenditures were primarily related to our lignite mine development in Marshall, sustaining and compliance capital projects at our operating facilities, and mine development activities for the Specialty Fluids segment.

Capital expenditures for the remainder of fiscal 2015 are expected to be between $100 million and $150 million. Our planned capital spending program for fiscal 2015 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

Financing activities provided $24 million of cash in the first three months of fiscal 2015 compared to providing $155 million of cash in the first three months of fiscal 2014. In the first three months of fiscal 2015, our overall debt balance increased by $83 million primarily to fund capital expenditures and share repurchases.

In the first three months of fiscal 2014, financing activities provided $155 million primarily related to net inflows of $149 million from our commercial paper program. Our overall debt balance increased by $167 million primarily driven by our purchase of NHUMO, capital expenditures and working capital increases.

Venezuela

We own 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2014, these subsidiaries carried the operating affiliate investment of $16 million and held 19 million bolivars (less than $1 million) in cash.

During both the three months ended December 31, 2014 and 2013, the operating affiliate declared dividends in the amounts of $2 million which were paid in U.S. dollars and repatriated to our wholly-owned subsidiaries.

A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and our wholly owned subsidiaries used an exchange rate that was available to us when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to us on December 31, 2014 was 50 bolivars to the U.S. dollar (B/$).

The operating entity has generally been profitable and has significant export operations from which it is entitled to retain a certain percentage of the foreign currency that it collects, which is principally the U.S. dollar. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly-owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the exchange rate made available to us or opening of additional parallel markets could cause us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by our operating affiliate and wholly-owned subsidiaries.

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2014.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)

Reinforcement Materials	$224	$214	$193	$186	$179	$2,096	$3,092
Performance Chemicals	47	52	34	30	29	210	402
Purification Solutions	14	11	8	8	7	9	57

Total	$285	$277	$235	$224	$215	$2,315	$3,551

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2015; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects, including at our cesium mine in Manitoba, as planned; the timing of implementation of environmental regulations; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2014 10-K.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. We adopted this standard on October 1, 2014 and the implementation of the new standard did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued a new standard related to “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components of a business that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued. We expect to adopt this standard beginning on October 1, 2015.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2014 does not differ materially from that discussed under Item 7A of our 2014 10-K.

Item 4.	Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item I.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in our 2014 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled.

As of both December 31, 2014 and September 30, 2014, there were approximately 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At December 31, 2014 and September 30, 2014, the reserve was $12 million and $13 million, respectively. Cash payments related to this liability were $1 million and $2 million in the first three months of fiscal 2015 and 2014, respectively.

Other Matters

We are subject to various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business and with respect to our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2014 - October 31, 2014	—	$—		1,424,394
November 1, 2014 - November 30, 2014	582,000	$46.38	582,000	842,394
December 1, 2014 - December 31, 2014	343,700	$43.37	343,700	498,694

Total	925,700		925,700

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization did not have a set expiration date. In the first quarter of fiscal 2015, we repurchased 925,700 shares of our common stock under this authorization. In January 2015, the Board of Directors authorized us to repurchase up to five million shares of our common stock and cancelled the previous authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1†*	The Separation Agreement between Cabot Corporation and David A. Miller dated November 18, 2014.

Exhibit 10.2	Credit Agreement, dated October 3, 2014, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., and TD Bank, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, file reference 1-5667, filed with the SEC on November 26, 2014).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three December 31, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2014 and 2013; (iii) the Consolidated Balance Sheets at December 31, 2014 and September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 5, 2015	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 5, 2015	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1†*	The Separation Agreement between Cabot Corporation and David A. Miller dated November 18, 2014.

Exhibit 10.2	Credit Agreement, dated October 3, 2014, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., and TD Bank, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, file reference 1-5667, filed with the SEC on November 26, 2014).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2014 and 2013; (iii) the Consolidated Balance Sheets at December 31, 2014 and September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, December 31, 2014.