Form 10-Q
period 2015-03-31
CABOT CORP
filed 2015-05-07
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of May 4, 2015 the Company had 63,466,995 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I.	Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(In millions, except per share amounts)
Net sales and other operating revenues	$694	$898	$1,506	$1,796
Cost of sales	555	722	1,210	1,441

Gross profit	139	176	296	355
Selling and administrative expenses	71	92	149	169
Research and technical expenses	14	16	29	31

Income from operations	54	68	118	155
Interest and dividend income	1	1	2	2
Interest expense	(14)	(13)	(27)	(27)
Other (expense) income	(2)	(8)	(3)	27

Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	39	48	90	157
Provision for income taxes	(14)	(7)	(17)	(31)
Equity in earnings (loss) of affiliated companies, net of tax	2	(2)	3	—

Income from continuing operations	27	39	76	126
Loss from discontinued operations, net of tax	—	—	—	(1)

Net income	27	39	76	125
Net income attributable to noncontrolling interests, net of tax	1	3	5	9

Net income attributable to Cabot Corporation	$26	$36	$71	$116

Weighted-average common shares outstanding, in millions:
Basic	63.6	64.4	63.9	64.2

Diluted	64.1	65.1	64.4	65.0

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.41	$0.56	$1.11	$1.81
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income attributable to Cabot Corporation	$0.41	$0.55	$1.11	$1.79

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.41	$0.55	$1.10	$1.79
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income attributable to Cabot Corporation	$0.41	$0.54	$1.10	$1.77

Dividends per common share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(In millions)
Net income	$27	$39	$76	$125
Other comprehensive loss, net of tax
Foreign currency translation adjustment (net of tax provision of $-, $-, $1 and $1)	(131)	(8)	(234)	(29)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit of $-, $-, $6 and $-)	—	—	21	—
Amortization of net loss and prior service credit included in net periodic pension cost (net of tax benefit of less than $1 million in all periods)	1	1	1	1

Other comprehensive loss	(130)	(7)	(212)	(28)

Comprehensive (loss) income	(103)	32	(136)	97
Net income attributable to noncontrolling interests	1	3	5	9
Noncontrolling interests foreign currency translation adjustment, net of tax	(1)	(1)	(3)	(2)

Comprehensive income attributable to noncontrolling interests, net of tax	—	2	2	7

Comprehensive (loss) income attributable to Cabot Corporation	$(103)	$30	$(138)	$90

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2015	September 30, 2014
	(In millions)
Current assets:
Cash and cash equivalents	$94	$67
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $7	567	688
Inventories:
Raw materials	76	111
Work in process	1	2
Finished goods	290	341
Other	41	44

Total inventories	408	498
Prepaid expenses and other current assets	63	69
Deferred income taxes	39	42

Total current assets	1,171	1,364

Property, plant and equipment, net	1,483	1,581
Goodwill	508	536
Equity affiliates	63	68
Intangible assets, net	320	347
Assets held for rent	63	56
Deferred income taxes	74	80
Other assets	50	52

Total assets	$3,732	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2015	September 30, 2014
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable	$133	$44
Accounts payable and accrued liabilities	386	512
Income taxes payable	36	49
Deferred income taxes	1	1
Current portion of long-term debt	1	24

Total current liabilities	557	630

Long-term debt	995	1,004
Deferred income taxes	63	68
Other liabilities	252	291
Redeemable preferred stock	28	27
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,702,325 and 64,634,731 shares
Outstanding: 63,449,960 and 64,382,366 shares	63	64
Less cost of 252,365 and 252,365 shares of common treasury stock	(7)	(7)
Additional paid-in capital	—	49
Retained earnings	1,943	1,900
Accumulated other comprehensive loss	(273)	(64)

Total Cabot Corporation stockholders’ equity	1,726	1,942
Noncontrolling interests	111	122

Total stockholders’ equity	1,837	2,064

Total liabilities and stockholders’ equity	$3,732	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2015	2014
	(In millions)
Cash Flows from Operating Activities:
Net income	$76	$125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92	100
Impairment of assets	—	3
Deferred tax provision	(2)	(3)
Gain on existing investment in NHUMO	—	(29)
Employee benefit plan settlement	18	—
Equity in earnings of affiliated companies	(3)	—
Non-cash compensation	6	8
Other	(4)	—
Changes in assets and liabilities:
Accounts and notes receivable	71	(52)
Inventories	55	(76)
Prepaid expenses and other current assets	—	(15)
Accounts payable and accrued liabilities	(85)	(14)
Income taxes payable	(13)	1
Other liabilities	(18)	4
Cash dividends received from equity affiliates	7	21
Other	5	(4)

Cash provided by operating activities	205	69

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(70)	(70)
Change in assets held for rent	(7)	(5)
Cash paid for acquisition of business, net of cash acquired of $7	—	(73)

Cash used in investing activities	(77)	(148)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	13
Repayments under financing arrangements	(3)	(6)
Proceeds from long-term debt, net of issuance costs	—	15
Repayments of long-term debt	(32)	(7)
Decrease in notes payable, net	(1)	(5)
Proceeds from issuance of commercial paper, net	94	111
Purchases of common stock	(61)	(6)
Proceeds from sales of common stock	5	10
Cash dividends paid to noncontrolling interests	(11)	(10)
Cash dividends paid to common stockholders	(28)	(26)

Cash (used in) provided by financing activities	(37)	89

Effect of exchange rate changes on cash	(64)	(16)

Increase (Decrease) in cash and cash equivalents	27	(6)
Cash and cash equivalents at beginning of period	67	95

Cash and cash equivalents at end of period	$94	$89

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments for the periods presented.

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014

Reinforcement Materials	53%	58%	56%	59%
Performance Chemicals	35%	30%	32%	29%
Purification Solutions	11%	9%	10%	9%
Specialty Fluids	1%	3%	2%	3%

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

Revenue in Specialty Fluids arises primarily from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. The Company also generates revenues from cesium formate sold outside of a rental process and revenue is recognized upon delivery of the fluid.

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

March 31, 2015

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

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline because of reduced operating performance, market declines, changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. At that date, the fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At March 31, 2015, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $439 million. The future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this segment. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (MATS) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. In November 2014, the U.S. Supreme Court agreed to consider whether the Environmental Protection Agency (“EPA”) appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities, and oral arguments were heard by the Court in March 2015. It is not possible to predict the outcome of the Supreme Court’s review of this matter.

The implementation period for the MATS regulations began in April 2015. With this recent implementation, as well as associated customer and industry feedback, the Company is reassessing its previous estimates for expected growth in volumes, prices and profitability in the Purification Solutions reporting unit. Potential drivers of growth, including the size of the overall mercury removal industry, utility adoption rates, usage levels, and pricing, among others, are still evolving. If the Company determines, based on these estimates, that the fair value of its Purification Solutions reporting unit is below the carrying amount, the Company may be required to record an asset impairment charge. With the evolving view of the market, the Company currently believes that it is reasonably possible that a non-cash impairment charge may be required. However, this is a preliminary view and Cabot expects to complete its analysis during the third fiscal quarter. This charge, if any, could be material and could impact goodwill, intangible assets, and long-lived assets. As of March 31, 2015, the carrying value of the Purification Solutions reporting unit was $1.1 billion, which included goodwill and intangibles in the amounts of $439 million and $270 million, respectively, and other long-lived assets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Long-lived Assets

The Company’s long-lived assets primarily include property, plant and equipment, indefinite-lived assets, long-term investments and assets held for rent. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. The Company’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $40 million and $52 million higher as of March 31, 2015 and September 30, 2014, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income (“AOCI”), which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and pension liability adjustments.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. The Company adopted this standard on October 1, 2014 and the implementation of the new standard did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued a new standard related to “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components of a business that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted, but only for disposals that have not been reported in consolidated financial statements previously issued. The Company expects to adopt this standard beginning on October 1, 2015.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is not permitted. The Company expects to adopt this standard on October 1, 2017. In April 2015, the Financial Accounting Standards Board proposed deferring the effective date of the standard to annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs by requiring debt issuance costs to be presented as a reduction of the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years and early adoption is permitted. The Company expects to adopt this standard on October 1, 2016. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

C. Acquisition of NHUMO

In November 2013, the Company purchased all of KUO’s common stock in the NHUMO joint venture, which represented approximately 60% of the outstanding common stock of the joint venture. Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company.

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preferred stock accumulates dividends at a fixed rate of 6% annually and is redeemable at the option of KUO or the Company for $25 million starting in November 2018 or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends is contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The minimum EBITDA was achieved in 2014 and a dividend payment of $1.5 million was made in December 2014. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long-term liability. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements. Prior to closing, the Company received a $14 million dividend from NHUMO.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$3	$—	$3	$—	$—	$—	$—
Interest cost	1	3	2	4	1	—	—	—
Expected return on plan assets	(2)	(4)	(2)	(5)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	—	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—

Net periodic benefit (credit) cost	$(1)	$3	$—	$3	$1	$—	$—	$—

	Six Months Ended March 31
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$5	$1	$5	$—	$—	$—	$—
Interest cost	3	6	4	8	1	—	1	—
Expected return on plan assets	(5)	(8)	(5)	(10)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	2	—	2	—	—	—	—
Settlement costs	—	18	—	—	—	—	—	—

Net periodic benefit (credit) cost	$(2)	$23	$—	$5	$—	$—	$—	$—

Settlement of employee benefit plan

Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This decision effectively moves the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. The plan is over 80% funded. Cabot is required to make contributions to the multi-employer fund and contributed assets by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result of the transfer, a pre-tax charge of $18 million has been recorded in the six months ended March 31, 2015 as reflected in Settlement costs in the table above. The pre-tax charge consists of $27 million released from AOCI and $2 million of employer contributions at the time of the settlement, partially offset by an $11 million release of the pension liability. The settlement charge has been recorded primarily in Cost of sales in the Consolidated Statements of Operations.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $508 million and $536 million at March 31, 2015 and September 30, 2014, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended March 31, 2015 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2014	$68	$10	$458	$536
Foreign currency impact	(8)	(1)	(19)	(28)

Balance at March 31, 2015	$60	$9	$439	$508

Goodwill impairment tests are performed at least annually. The Company performed its last annual impairment assessment as of May 31, 2014 and determined there was no impairment. However, recent developments have occurred and continue to evolve that could impact the Purification Solutions reporting unit’s fair value. Therefore, the Company currently believes that it is reasonably possible that an asset impairment charge may be required for the Purification Solutions reporting unit in the future, which could reduce the amount of goodwill attributable to the Purification Solutions reporting unit. Refer to the Intangible Assets and Goodwill disclosure included in Note B.

The following table provides information regarding the Company’s intangible assets:

	March 31, 2015			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technologies	$146	$(19)	$127	$152	$(16)	$136
Customer relationships	159	(20)	139	171	(17)	154

Total intangible assets, finite lives	$305	$(39)	$266	$323	$(33)	$290
Trademarks, indefinite lives	54	—	54	57	—	57

Total intangible assets	$359	$(39)	$320	$380	$(33)	$347

Intangible assets with finite lives are amortized over their estimated useful lives, which range from sixteen to twenty years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three months ended March 31, 2015 and 2014 was $4 million and $5 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the six months ended March 31, 2015 and 2014 was $8 million and $9 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $16 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its annual impairment assessment as of May 31, 2014, and determined there was no impairment.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization did not have a set expiration date. During the first six months of fiscal 2015 and 2014, Cabot repurchased 925,700 and 379 shares, respectively, of its common stock under this authorization.

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of the Company’s common stock in the open market or in privately negotiated transactions and cancelled the previous authorization. Cabot has repurchased 300,000 shares of its common stock under this authorization. As of March 31, 2015, 4.7 million shares remain available for repurchase under the current authorization.

During the first six months of fiscal 2015, Cabot paid cash dividends of $0.22 per share of common stock for a total of $28 million. During the first six months of fiscal 2014, Cabot paid cash dividends of $0.20 per share of common stock for a total of $26 million.

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2015	2014
	(Dollars in millions)
Balance at September 30	$122	$132
Net income attributable to noncontrolling interests	5	9
Noncontrolling interest foreign currency translation adjustment	(3)	(2)
Noncontrolling interest dividends	(13)	(20)

Balance at March 31	$111	$119

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(Dollars in millions)

Balance at December 31, 2014, attributable to Cabot Corporation	$(74)	$2	$(72)	$(144)

Other comprehensive loss before reclassifications	(131)	—	—	(131)
Amounts reclassified from accumulated other comprehensive income	—	—	1	1

Net other comprehensive items	(131)	—	1	(130)

Less: Noncontrolling interest	(1)	—	—	(1)
Balance at March 31, 2015, attributable to Cabot Corporation	$(204)	$2	$(71)	$(273)

Accumulated other comprehensive items in the accompanying Consolidated Balance Sheets consist of the following items, net of tax:

	March 31,	September 30,
	2015	2014
	(Dollars in millions)

Foreign currency translation adjustments at beginning of period	$27	$154
Net foreign currency translation adjustments attributable to Cabot during the period	(231)	(127)

Balance at end of period	(204)	27
Unrealized gain on investments at beginning of period	2	2
Net unrealized gains during the period	—	—

Balance at end of period	2	2
Pension and other postretirement benefit plans attributable to Cabot at beginning of period	(93)	(53)
Net change in pension and other postretirement benefit plans during the period	22	(40)

Balance at end of period	(71)	(93)

Total accumulated other comprehensive loss	$(273)	$(64)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

The amounts reclassified out of AOCI and into the Statement of Operations for the three and six months ended March 31, 2015 and 2014 are as follows:

		Three Months Ended		Six Months Ended
	Affected Line Item in the Consolidated	March 31,		March 31,
	Statements of Operations	2015	2014	2015	2014
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note E for details	$1	$1	$2	$2
Amortization of prior service cost	Net Periodic Benefit Cost - see Note E for details	—	—	(1)	(1)
Settlement costs	Net Periodic Benefit Cost - see Note E for details	—	—	27	—

Total before tax		1	1	28	1

Tax impact	Benefit for income taxes	—	—	(6)	—

Total after tax		$1	$1	$22	$1

I. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2015.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$153	$239	$191	$191	$187	$2,099	$3,060
Performance Chemicals	34	57	34	30	29	210	394
Purification Solutions	10	9	7	7	7	8	48

Total	$197	$305	$232	$228	$223	$2,317	$3,502

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Environmental Matters

As of March 31, 2015 and September 30, 2014, Cabot had $17 million reserved for environmental matters, substantially all of which is accounted for on an undiscounted basis. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were less than $1 million and $1 million in the first six months of fiscal 2015 and 2014, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

As of March 31, 2015 and September 30, 2014, there were approximately 40,000 and 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At March 31, 2015 and September 30, 2014, the reserve was $11 million and $13 million, respectively. Cash payments related to this liability were $2 million in the first six months of both fiscal 2015 and 2014.

Other

The Company is subject to various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s consolidated financial statements in a particular period, they are not expected, in the aggregate, to have a material adverse effect on the Company’s financial position.

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

During the three and six months ended March 31, 2015, Cabot released uncertain tax positions of $1 million and $12 million, respectively, due to the expirations of statutes of limitations in various jurisdictions. As of October 1, 2014, Cabot adopted a new accounting standard which requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This resulted in a reduction of the liability for uncertain tax positions and deferred tax assets of $5 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

K. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$26	$36	$71	$116
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—	—	1

Earnings allocated to common shareholders (numerator)	$26	$36	$71	$115

Weighted average common shares and participating securities outstanding	64.1	65.0	64.4	64.8
Less: Participating securities(1)	0.5	0.6	0.5	0.6

Adjusted weighted average common shares (denominator)	63.6	64.4	63.9	64.2

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.41	$0.56	$1.11	$1.81
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income attributable to Cabot Corporation	$0.41	$0.55	$1.11	$1.79

Diluted EPS:
Earnings allocated to common shareholders	$26	$36	$71	$115
Plus: Earnings allocated to participating securities	—	—	—	1
Less: Adjusted earnings allocated to participating securities(2)	—	—	—	(1)

Earnings allocated to common shareholders (numerator)	$26	$36	$71	$115

Adjusted weighted average common shares outstanding	63.6	64.4	63.9	64.2
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.7	0.5	0.8

Adjusted weighted average common shares (denominator)	64.1	65.1	64.4	65.0

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.41	$0.55	$1.10	$1.79
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income attributable to Cabot Corporation	$0.41	$0.54	$1.10	$1.77

(1)	Participating securities consist of shares of unvested restricted stock and unvested time-based restricted stock units.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$26	$36	$71	$116
Less: Dividends declared on common stock	14	13	28	26
Less: Dividends declared on participating securities	—	—	—	—

Undistributed earnings	$12	$23	$43	$90

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$12	$23	$43	$89
Undistributed earnings allocated to participating shareholders	—	—	—	1

Undistributed earnings	$12	$23	$43	$90

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)	Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2015, 437,647 and 380,981 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2014, 203,019 and 220,866 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

L. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)
Cost of sales	$1	$5	$3	$9
Selling and administrative expenses	4	11	9	12

Total	$5	$16	$12	$21

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

Details of these restructuring activities and the related reserves during the three months ended March 31, 2015 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(Dollars in millions)
Reserve at December 31, 2014	$14	$2	$1	$17
Charges	2	1	2	5
Cash paid	(6)	—	(2)	(8)
Foreign currency translation adjustment	(1)	—	—	(1)

Reserve at March 31, 2015	$9	$3	$1	$13

Details of these restructuring activities and the related reserves during the six months ended March 31, 2015 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2014	$16	$2	$—	$1	$19
Charges	5	1	1	5	12
Costs charged against assets / liabilities	—	—	(1)	—	(1)
Cash paid	(10)	—	—	(5)	(15)
Foreign currency translation adjustment	(2)	—	—	—	(2)

Reserve at March 31, 2015	$9	$3	$—	$1	$13

Business Service Center Transition

In January 2014, the Company announced its intention to open a new Europe, Middle East and Africa (“EMEA”) business service center in Riga, Latvia, and to close its Leuven, Belgium site, subject to the Belgian information and consultation process, which was completed in June 2014. These actions were developed following an extensive evaluation of the Company’s business service capabilities in the EMEA region and a determination that the future EMEA business service center will enable the Company to provide the highest quality of service at the most competitive cost.

The Company expects that the majority of actions related to the transition of the business service center will be completed by the end of fiscal 2015 and result in total charges of approximately $24 million, comprised of $16 million of severance charges and $8 million of other transition costs. Through March 31, 2015, the Company has recorded $23 million for this plan comprised of $16 million severance charges and $7 million of other transition costs

The Company has recorded $5 million and $14 million of charges in the first six months of fiscal 2015 and 2014, respectively related to this plan. Fiscal 2014 costs were comprised primarily of employee severance costs whereas fiscal 2015 costs include severance charges of $1 million and $4 million of other transition costs including training costs and redundant salaries. The Company has recorded $1 million and $14 million of charges in the three months ended March 31, 2015 and 2014, respectively, related to this plan, comprised of severance and other transition costs.

Cumulative cash outlays related to this plan are expected to be approximately $22 million, comprised of $14 million of severance payments and $8 million of transition costs. Through March 31, 2015, the Company has made $16 million in cash payments related to this plan, comprised of $7 million of transition costs and $9 million of severance costs, and expects to make additional cash payments of approximately $6 million during the remainder of fiscal 2015 and thereafter, comprised of $5 million of severance costs and $1 million of other transition costs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

As of March 31, 2015, Cabot has $5 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure comprised of accrued severance charges.

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

Through March 31, 2015, the Company recorded pre-tax restructuring charges related to this plan of $20 million comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The Company has recorded pre-tax charges of less than $1 million and $2 million in the six months ended March 31, 2015 and 2014, respectively, related to this closure and less than $1 million and $1 million for the three months ended March 31, 2015 and 2014, respectively. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative net cash outlays related to this plan are expected to be approximately $5 million comprised primarily of $2 million for site demolition, clearing and environmental remediation, $2 million for severance, and $1 million for other closure related charges. Through March 31, 2015, CMSB has made approximately $3 million in cash payments related to this plan mainly for severance and site demolition and clearing costs.

CMSB expects to make net cash payments of $2 million during the remainder of fiscal 2015 and thereafter mainly for site demolition, clearing and environmental remediation costs. These amounts exclude any proceeds that may be received from the sale of land or other manufacturing assets.

As of March 31, 2015, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure, which is mainly for accrued environmental and other charges.

Other Activities

The Company has recorded pre-tax charges of approximately $4 million during both the first six months of fiscal 2015 and 2014, and $3 million and less than $1 million for the three months ended March 31, 2015 and 2014, respectively, related to restructuring activities at several other locations. Fiscal 2015 charges are comprised of severance costs whereas fiscal 2014 charges are comprised of accelerated depreciation and asset write-offs. The Company anticipates that it will record additional charges of $1 million in the remainder of fiscal 2015 related to these actions.

The Company made payments of $2 million related to these actions in the first six months of fiscal 2015 and expects to pay $5 million in the remainder of fiscal 2015 and thereafter mainly for severance and other closure related costs at the impacted locations.

As of March 31, 2015, Cabot has $4 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $165 million related to these plans through March 31, 2015, comprised of $67 million for severance charges, $66 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $23 million of other closure related charges, partially offset by gains on asset sales of $1 million. These amounts do not include any gain that may be recorded if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong.

Pre-tax restructuring expenses related to these plans were approximately $2 million and $1 million during the first six months of fiscal 2015 and 2014, respectively, and less than $1 million and $1 million in the three months ended March 31, 2015 and 2014, respectively. Since fiscal 2009, Cabot has made net cash payments of $86 million related to these plans and expects to pay approximately $3 million in the remainder of fiscal 2015 and thereafter. The remaining payments consist mainly of environmental and other closure related costs.

As of March 31, 2015, Cabot has $3 million of accrued environmental, severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first six months of both fiscal 2015 and 2014.

At March 31, 2015 and September 30, 2014, the fair value of guaranteed investment contracts, included in Other assets in the Consolidated Balance Sheets, was $11 million and $13 million, respectively which approximated carrying values in both periods Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At March 31, 2015 and September 30, 2014, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying values and fair values of the long-term fixed rate debt were $0.98 billion and $1.05 billion, respectively, as of both March 31, 2015 and September 30, 2014. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

N. Derivatives

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both March 31, 2015 and September 30, 2014, there were no derivatives held to manage interest risk.

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

The following table provides details of the derivatives held as of March 31, 2015 and September 30, 2014 to manage foreign currency risk.

Notional Amount, net
Description	Borrowing	March 31, 2015	September 30, 2014	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 8 million	USD 32 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Brazilian real, British pound sterling, Colombian peso, Czech koruna, and Indonesian rupiah.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

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

For both March 31, 2015 and September 30, 2014, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from AOCI to earnings within the next 12 months are expected to be immaterial.

O. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2015, these subsidiaries carried the operating affiliate investment of $15 million and held 19 million bolivars (less than $1 million) in cash.

During each of the six months ended March 31, 2015 and 2014, the operating affiliate declared a dividend in the amount of $4 million which were paid in U.S. dollars and repatriated to the Company’s wholly-owned subsidiaries.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and the Company’s wholly owned subsidiaries used an exchange rate that is available to the Company when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to the Company on March 31, 2015 was 52 bolivars to the U.S. dollar (B/$).

The operating entity has generally been profitable. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

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

The Performance Chemicals segment combines the specialty carbons and compounds and inkjet colorants product lines into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel product lines into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment.

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment includes cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals.

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below on the line entitled Income (loss) from continuing operations before taxes. Segment EBIT excludes certain items, meaning items management does not consider representative of segment results. In addition, Segment EBIT includes Equity in earnings (loss) of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated expense and unallocated corporate costs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)

Three Months Ended March 31, 2015
Revenues from external customers(2)	$358	$237	$71	$8	$674	$20	$694
Income (loss) from continuing operations before taxes(3)	$27	$42	$1	$(1)	$69	$(30)	$39

Three Months Ended March 31, 2014
Revenues from external customers(2)	$512	$264	$80	$25	$881	$17	$898
Income (loss) from continuing operations before taxes(3)	$65	$46	$(4)	$9	$116	$(68)	$48

Six Months Ended March 31, 2015
Revenues from external customers(2)	$818	$466	$147	$24	$1,455	$51	$1,506
Income (loss) from continuing operations before taxes(3)	$80	$81	$—	$5	$166	$(76)	$90

Six Months Ended March 31, 2014
Revenues from external customers(2)	$1,045	$501	$152	$53	$1,751	$45	$1,796
Income (loss) from continuing operations before taxes(3)	$138	$83	$(13)	$22	$230	$(73)	$157

(1)	Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)	Unallocated and Other reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable.	$(8)	$(12)	$(4)	$(12)
Shipping and handling fees	28	29	55	57

Total	$20	$17	$51	$45

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)
Interest expense	$(14)	$(13)	$(27)	$(27)
Total certain items, pre-tax(a)	(6)	(36)	(32)	(12)
Equity in (earnings) loss of affiliated companies, net of tax(b)	(2)	2	(3)	—
Unallocated corporate costs(c)	(11)	(16)	(23)	(29)
General unallocated income (expense)(d)	3	(5)	9	(5)

Total	$(30)	$(68)	$(76)	$(73)

(a)	Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended March 31, 2015 include $5 million related to global restructuring activities and $1 million for acquisition and integration-related charges. Certain items, pre-tax, for the six months ended March 31, 2015 include $12 million related to global restructuring activities, $2 million for acquisition and integration-related charges and $18 million related to an employee benefit plan settlement charge. Certain items, pre-tax, for the three months ended March 31, 2014 include $16 million related to global restructuring activities, $6 million of foreign currency loss on revaluations and $14 million for legal and environmental matters and reserves. Certain items, pre-tax, for the six months ended March 31, 2014 include $21 million related to global restructuring activities, $5 million for acquisition and integration-related charges (consisting of $3 million for certain other one-time integration costs and $2 million of additional charges related to acquisition accounting adjustments for the acquired inventory of NHUMO) and $15 million for legal and environmental matters and reserves offset by a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction.

(b)	Equity in (earnings) loss of affiliated companies, net of tax is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(d)	General unallocated income consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions Segment EBIT.

Performance Chemicals is comprised of two businesses that sell the following products: specialty grades of carbon black, thermoplastic concentrates and compounds and inkjet colorants (the Specialty Carbons and Formulation business); and fumed silica, fumed alumina and dispersions thereof, and aerogel (the Metal Oxides business). The net sales from each of these businesses for the three and six months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)
Specialty Carbons and Formulations	$162	$186	$319	$349
Metal Oxides	75	78	147	152

Total Performance Chemicals	$237	$264	$466	$501

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the consolidated financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the consolidated financial statements are presented below.

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

The following table shows the relative size of the revenue recognized in each of our reportable segments for the periods presented.

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014

Reinforcement Materials	53%	58%	56%	59%
Performance Chemicals	35%	30%	32%	29%
Purification Solutions	11%	9%	10%	9%
Specialty Fluids	1%	3%	2%	3%

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

A significant portion of the revenue in Specialty Fluids arises primarily from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. We also generate revenues from cesium formate sold outside of a rental process and revenue is recognized upon delivery of the fluid.

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, changes in the discount rate, or other indicators of impairment, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2014, the fair values of the Reinforcement Materials and Metal Oxides reporting units were substantially in excess of their carrying values. At that date, the fair value of the Purification Solutions reporting unit exceeded its carrying value by approximately 9%. At March 31, 2015, the Purification Solutions reporting unit had the most significant goodwill balance, in the amount of $439 million. The future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and our successful realization of our anticipated share of volumes in this segment. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (MATS) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. In November 2014, the U.S. Supreme Court agreed to consider whether the Environmental Protection Agency (“EPA”) appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities, and oral arguments were heard by the Court in March 2015. It is not possible to predict the outcome of the Supreme Court’s review of this matter.

The implementation period for the MATS regulations began in April 2015. With this recent implementation, as well as associated customer and industry feedback, we are reassessing our previous estimates for expected growth in volumes, prices and profitability in the Purification Solutions reporting unit. Potential drivers of growth, including the size of the overall mercury removal industry, utility adoption rates, usage levels, and pricing, among others, are still evolving. If we determine, based on these estimates, that the fair value of the Purification Solutions reporting unit is below the carrying amount, we may be required to record an asset impairment charge. With the evolving view of the market, we currently believe that it is reasonably possible that a non-cash impairment charge of up to $350 million may be required. This potential charge, if any, assumes the MATS regulations continue to be implemented on the current schedule or with only a modest delay. If there is a significant delay or change in the MATS requirements as a result of the U.S. Supreme Court’s review of the MATS regulations or otherwise, this charge could be higher. This charge may impact goodwill, intangible assets, and long-lived-assets. The potential magnitude of any non-cash charge is preliminary and we expect to complete this analysis during the third quarter of fiscal year 2015. As of March 31, 2015, the carrying value of the Purification Solutions reporting unit was $1.1 billion, which included goodwill and intangibles in the amounts of $439 million and $270 million, respectively, and other long-lived assets.

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

Long-lived Assets

Our long-lived assets primarily include property, plant and equipment, indefinite-lived assets, long-term investments and assets held for rent. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. Our estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when we no longer intend to use the asset.

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

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. The amount accrued for environmental matters reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. These reserves can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by either the entity from which we acquired the safety respiratory products business or other parties which contribute to the settlement of these claims, or in the indemnity provided by the safety respiratory products business’s former owner, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $40 million and $52 million higher as of March 31, 2015 and September 30, 2014, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

We review inventory for both potential obsolescence and potential loss of value periodically. In this review, we make assumptions about the future demand for and market value of our inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings

Results of Operations

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

Total segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total segment EBIT to Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies is provided in Note P of our consolidated financial statements.

Cabot is organized into four reportable business segments: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Our analysis of our financial condition and operating results should be read with our consolidated financial statements and accompanying notes. Certain reclassifications within the cost of sales presentation for business reporting for the Purification Solutions segment have occurred to be consistent with the presentation of financial information of the other segments, and thus prior period results have been recast to reflect this alignment.

Overview

During the second quarter of fiscal 2015, Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies decreased compared to the second quarter of fiscal 2014 primarily due to margin pressure in Reinforcement Materials and lower project activity in Specialty Fluids.

During the first six months of fiscal 2015, Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies decreased compared to the first six months of fiscal 2014 largely due to lower volumes across the segments, margin pressure in Reinforcement Materials, and lower project activity in Specialty Fluids.

Second Quarter and First Six Months of Fiscal 2015 versus Second Quarter and First Six Months of Fiscal 2014—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$694	$898	$1,506	$1,796
Gross profit	$139	$176	$296	$355

The $204 million decrease in net sales from the second quarter of fiscal 2014 to the second quarter of fiscal 2015 was due to a less favorable price and product mix (combined $124 million), an unfavorable impact from foreign currency translation ($49 million), lower volumes ($27 million), and lower elastomer composites royalties and technology milestone payments ($4 million). For the first six months of fiscal 2015, net sales decreased $290 million, primarily due to a less favorable price and product mix (combined $139 million), an unfavorable impact from foreign currency translation ($78 million), lower volumes ($67 million), and lower elastomer composites royalties and technology milestone payments ($8 million).

Gross profit decreased by $37 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 primarily due to margin pressure in Reinforcement Materials and lower volumes. For the first six months of fiscal 2015, gross profit decreased by $59 million due to lower volumes across the segments, margin pressure in Reinforcement Materials, and lower project activity in Specialty Fluids.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Selling and administrative expenses	$71	$92	$149	$169

Selling and administrative expenses decreased by $21 million in the second quarter of fiscal 2015 and $20 million in the first six months of fiscal 2015 compared the same periods of fiscal 2014. The decrease for both periods was principally driven by higher expenses in fiscal 2014 related to restructuring actions taken to move our Europe, Middle East and Africa (“EMEA”) business service center from Belgium to Latvia and lower incentive compensation expense in fiscal 2015.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Research and technical expenses	$14	$16	$29	$31

Research and technical expenses decreased by $2 million for both the second quarter of fiscal 2015 and the first six months of fiscal 2015 compared to the same periods of fiscal 2014 due to lower spending across the segments.

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Interest and dividend income	$1	$1	$2	$2
Interest expense	$(14)	$(13)	$(27)	$(27)
Other (expense) income	$(2)	$(8)	$(3)	$27

Interest and dividend income was consistent in both the second quarter of fiscal 2015 and the first six months of fiscal 2015 as compared to the same periods in fiscal 2014.

Interest expense increased by $1 million in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 due to higher interest rates in fiscal 2015. Interest expense was consistent in the first six months of fiscal 2015 compared to the same period in fiscal 2014 as higher interest rates in the second quarter of fiscal 2015 were offset by a reduction in debt in the first quarter of fiscal 2015.

Other (expense) income in the second quarter of fiscal 2015 decreased by $6 million compared to the second quarter of fiscal 2014 principally due to a more favorable comparison of foreign currency movements ($6 million). Other (expense) income decreased by $30 million in the first six months of fiscal 2015 compared to the same period in fiscal 2014 principally due to a gain recognized in fiscal 2014 on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Provision for income taxes	$14	$7	$17	$31
Effective tax rate	36%	14%	18%	20%
Impact of discrete tax items:
(1) Unusual or infrequent items	(1%)	1%	5%	0%
(2) Items related to uncertain tax positions	0%	11%	9%	4%
(3) Other discrete tax items	(8%)	(3%)	(4%)	(1%)
Impact of certain items	1%	5%	0%	5%

Operating tax rate	28%	28%	28%	28%

During the second quarter of fiscal 2015, we recorded a tax provision of $14 million, resulting in an effective tax rate of 36%. This amount included net discrete tax expense of $4 million. The operating rate for the second quarter of fiscal 2015 was 28%. During the second quarter of fiscal 2014, we recorded a tax provision of $7 million, resulting in an effective tax rate of 14%. This amount included net discrete tax benefits of $4 million. The operating rate for the second quarter of fiscal 2014 was 28%.

For the first six months of fiscal 2015, we recorded a tax provision of $17 million, resulting in an effective tax rate of 18%. This amount included net discrete benefits of $9 million. For the first six months of fiscal 2014, we recorded a tax provision of $31 million, resulting in an effective tax rate of 20%. This amount included net discrete benefits of $3 million. The operating rate for the first six months of fiscal 2014 was 28%. The decrease in the effective tax rate in the first six months of fiscal 2015 is primarily due to the geographic mix in earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2015, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2015 to be between 27% and 28%.

Equity in Earnings (Loss) of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Equity in earnings (loss) of affiliated companies, net of tax	$2	$(2)	$3	$—
Net income attributable to noncontrolling interests, net of tax	$1	$3	$5	$9

Equity in earnings (loss) of affiliated companies, net of tax, increased $4 million in the second quarter fiscal 2015 and $3 million in the first six months of fiscal 2015 when compared to the same periods in fiscal 2014. The increase in both periods was due to higher earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, decreased $2 million in the second quarter of fiscal 2015 and $4 million in the first six months of fiscal 2015 as compared to the same periods of fiscal 2014. The decrease was due to lower profitability of our joint ventures.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2015, we reported net income attributable to Cabot Corporation of $26 million and $71 million, respectively ($0.41 and $1.10 per diluted common share, respectively). This is compared to $36 million and $116 million, respectively ($0.54 and $1.77 per diluted common share, respectively) in the second quarter and first six months of fiscal 2014.

Second Quarter and First Six Months of Fiscal 2015 versus Second Quarter and First Six Months of Fiscal 2014—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies for the three and six months ended March 31, 2015 and 2014 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note P of our consolidated financial statements.

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Total segment EBIT	$69	$116	$166	$230
Certain items	(6)	(36)	(32)	(12)
Other unallocated items	(24)	(32)	(44)	(61)

Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	$39	$48	$90	$157

In the second quarter of fiscal 2015, total segment EBIT decreased by $47 million when compared to the same period of fiscal 2014. The decrease was principally driven by lower unit margins ($40 million), lower volumes ($16 million), the unfavorable impact of foreign currency translation ($5 million), and lower elastomer composites royalties and technology milestone payments ($4 million). These were partially offset by lower fixed costs ($17 million).

In the first six months of fiscal 2015, total segment EBIT decreased by $64 million when compared to the same period of fiscal 2014. The decrease was principally driven by lower volumes ($38 million), lower unit margins ($17 million), the unfavorable impact of foreign currency translation ($5 million), and lower elastomer composites royalties and technology milestone payments ($8 million).

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2015 and 2014 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Global restructuring activities	$(5)	$(16)	$(12)	$(21)
Acquisition and integration-related charges	(1)	—	(2)	(5)
Employee benefit plan settlement	—	—	(18)	—
Foreign currency loss on revaluations	—	(6)	—	—
Gain on existing investment in NHUMO	—	—	—	29
Legal and environmental matters and reserves	—	(14)	—	(15)

Total certain items, pre-tax	(6)	(36)	(32)	(12)

Tax-related certain items
Tax impact of certain items	2	13	8	14
Discrete tax items	(4)	4	9	3

Total tax-related certain items	(2)	17	17	17

Total certain items after tax	$(8)	$(19)	$(15)	$5

Certain items for the second quarter and first six months of fiscal 2015 include charges related to restructuring activities, acquisition and integration-related charges, an employee benefit plan settlement, and tax certain items. Details of restructuring activities are included in Note L of the consolidated financial statements. Acquisition and integration-related charges include various expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Interest expense	$(14)	$(13)	$(27)	$(27)
Equity in (earnings) loss of affiliated companies	(2)	2	(3)	—
Unallocated corporate costs	(11)	(16)	(23)	(29)
General unallocated income (expense)	3	(5)	9	(5)

Total other unallocated items	$(24)	$(32)	$(44)	$(61)

Costs from total other unallocated items decreased by $8 million in the second quarter of fiscal 2015 as compared to the same period in fiscal 2014. The decrease was driven by an $8 million change in General unallocated income (expense) primarily due to a benefit from the cost of sales impact of LIFO accounting ($6 million). A $5 million decrease in unallocated corporate costs driven by lower incentive compensation expense and lower spending on corporate projects was offset by a $4 million increase in equity in (earnings) loss of affiliated companies and a $1 million increase in interest expense.

Costs from total other unallocated items decreased by $17 million in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. The decrease was driven by a $14 million change in General unallocated income (expense) primarily due to a benefit from the cost of sales impact of LIFO accounting ($11 million) and a $6 million decrease in unallocated corporate costs driven by lower incentive compensation expense and lower spending on corporate projects. Equity in (earnings) loss of affiliated companies increased by $3 million due to higher earnings from our Venezuelan equity affiliate.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Reinforcement Materials Sales	$358	$512	$818	$1,045
Reinforcement Materials EBIT	$27	$65	$80	$138

In the second quarter of fiscal 2015, sales in Reinforcement Materials decreased by $154 million when compared to the second quarter of fiscal 2014. The decrease was principally driven by a less favorable price and product mix (combined $117 million), an unfavorable comparison from foreign currency translation ($26 million), the impact of lower volumes ($6 million), and lower elastomer composites royalties and technology milestone payments ($4 million). The less favorable price and product mix impact was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs and lower pricing associated with contracts that commenced in January 2015. The lower volumes were driven by a 1% reduction in rubber blacks volumes primarily due to lower contractual volumes in North America partially offset by increases in other regional volumes.

In the first six months of fiscal 2015, sales in Reinforcement Materials decreased by $227 million when compared to the same period in fiscal 2014. The decrease was principally driven by a less favorable price and product mix (combined $145 million), an unfavorable comparison from foreign currency translations ($44 million), lower volumes ($29 million), and lower elastomer composites royalties and technology milestone payments ($8 million). The less favorable price and product mix impact was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs and lower pricing associated with contracts that commenced in January 2015. The lower volumes were driven by a reduction in rubber blacks volumes due to weaker demand in South America and Europe and customer inventory destocking in the first fiscal quarter and lower contractual volumes in North America in the second fiscal quarter.

EBIT in Reinforcement Materials decreased by $38 million in the second quarter of fiscal 2015 when compared to the same period of fiscal 2014. The decrease was principally driven by lower unit margins ($36 million) and lower elastomer composites royalties and technology milestone payments ($4 million). Lower unit margins were driven by lower contract pricing, lower raw material purchasing savings, the temporary impact of high-cost inventory that moved through our supply chain this quarter, a less favorable regional mix, and lower benefits generated from our energy efficiency investments as a result of lower energy prices.

In the first six months of fiscal 2015, EBIT in Reinforcement Materials decreased by $58 million. The decrease was principally driven by lower unit margins ($35 million), lower volumes ($10 million), higher fixed costs ($4 million), and lower elastomer composites royalties and technology milestone payments ($8 million). Lower unit margins were driven by lower contract pricing, lower raw material purchasing savings, the temporary impact of high-cost inventory that moved through our supply chain this quarter, a less favorable regional mix, and lower benefits generated from our energy efficiency investments as a result of lower energy prices. Higher fixed costs were primarily associated with new carbon black capacity in China and the acquisition of NHUMO both of which were added in the middle of the first quarter of fiscal 2014.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Specialty Carbons and Formulations Sales	$162	$186	$319	$349
Metal Oxides Sales	75	78	147	152

Performance Chemicals Sales	$237	$264	$466	$501

Performance Chemicals EBIT	$42	$46	$81	$83

In the second quarter of fiscal 2015, sales in Performance Chemicals decreased by $27 million when compared to the second quarter of fiscal 2014. The decrease was due to a less favorable price and product mix (combined $10 million) and the unfavorable impact of foreign currency translation ($17 million).

In the first six months of fiscal 2015, sales in Performance Chemicals decreased by $35 million when compared to the same period in fiscal 2014. The decrease was primarily due to the unfavorable impact of foreign currency translation ($24 million), a less favorable price and product mix ($5 million), and lower volumes ($3 million). The less favorable price and product mix impact in both the three and six month periods was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs in the specialty carbons product line and a less favorable product mix.

EBIT in Performance Chemicals decreased by $4 million in the second quarter of fiscal 2015 when compared to the same quarter of fiscal 2014 principally due to lower unit margins ($4 million) and the unfavorable impact of foreign currency translation ($4 million) partially offset by lower fixed costs ($4 million). The less favorable unit margins were due to a less favorable product mix across the segment. Lower fixed costs were primarily due to lower selling and administrative expenses. Volumes declined 4% in Specialty Carbons and Formulations driven by customer inventory destocking in the specialty carbons product line due to the rapid decline in oil and polymer prices, while volumes increased 2% in Metal Oxides driven by increased demand in silicones and in China.

In the first six months of fiscal 2015, EBIT in Performance Chemicals decreased by $2 million when compared to the same period of fiscal 2014. The decrease is principally due to lower volumes ($3 million) and the unfavorable impact of foreign currency translation ($6 million) partially offset by more favorable unit margins ($4 million) and lower fixed costs ($3 million). Lower volumes were driven by customer inventory destocking in the specialty carbons product line due to the rapid decline in fuel and polymer prices. More favorable unit margins were due to lower raw material costs in the specialty carbons product line. Lower fixed costs were primarily due to lower selling and administrative expenses.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and first six months of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Purification Solutions Sales	$71	$80	$147	$152

Purification Solutions EBIT	$1	$(4)	$—	$(13)

Sales in Purification Solutions decreased by $9 million in the second quarter of fiscal 2015 when compared to the same period of fiscal 2014 due to the unfavorable impact of foreign currency translation ($6 million) and lower volumes ($4 million).

In the first six months of fiscal 2015, sales in Purification Solutions decreased by $5 million when compared to the same period of fiscal 2014. The decrease was principally due to the unfavorable impact of foreign currency translation ($9 million) and lower volumes ($2 million) partially offset by a more favorable price and product mix (combined $7 million). The lower volumes in both periods were driven by lower sales to water and food and beverage applications, partially offset by higher sales to mercury removal customers. The more favorable price and product mix was primarily due to the implementation of price increases.

EBIT in Purification Solutions increased by $5 million in the second quarter of fiscal 2015 when compared to the same quarter of fiscal 2014 primarily due to lower fixed costs ($5 million).

In the first six months of fiscal 2015, EBIT in Purification Solutions increased by $13 million when compared to the same period of fiscal 2014 primarily due to lower fixed costs ($4 million) and higher unit margins ($9 million). The decrease in fixed costs in both periods was due to improved operational performance that lowered costs and from the benefit of building inventory in anticipation of future demand. The higher unit margins are primarily due to the implementation of price increases.

Specialty Fluids

Sales and EBIT for Specialty Fluids for the second quarter and first six months of fiscal 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Specialty Fluids Sales	$8	$25	$24	$53

Specialty Fluid EBIT	$(1)	$9	$5	$22

Sales in Specialty Fluids decreased by $17 million in the second quarter of fiscal 2015 when compared to the same period of fiscal 2014 primarily due to lower volumes ($17 million). The decline in volumes was driven by lower rental volumes as a result of a lower level of project activity.

In the first six months of fiscal 2015, sales in Specialty Fluids decreased by $29 million compared to the same period in fiscal 2014. The decrease is due to lower volumes ($34 million) partially offset by a more favorable price and product mix (combined $4 million). The decline in volumes was driven by lower sales and rental volumes as a result of a lower level of project activity. The more favorable price and product mix was primarily due to a more favorable product mix.

EBIT in Specialty Fluids decreased by $10 million in the second quarter of fiscal 2015 when compared to the same period of fiscal 2014 due to lower volumes ($12 million) partially offset by lower fixed costs ($2 million). The decline in volumes was driven by lower rental volumes as a result of a lower level of project activity, which was impacted by the downturn in the oil and gas industry. The decline in fixed costs was due to lower spending on mine-related costs.

In the first six months of 2015, EBIT in Specialty Fluids decreased $17 million compared to the same period of fiscal 2014. The decrease was due to lower volumes ($24 million) partially offset by more favorable unit margins ($4 million) and lower fixed costs ($3 million). The decline in volumes was driven by lower sales and rental volumes as a result of a lower level of project activity, which was impacted by the downturn in the oil and gas industry. The more favorable price and product mix was primarily due to a more favorable product mix. The decline in fixed costs was due to lower spending on mine-related costs.

Outlook

We anticipate increased volumes throughout our segments in the second half of fiscal 2015 as compared to the first half of fiscal 2015, however, we expect to see continued margin pressure in Reinforcement Materials during the remainder of fiscal 2015 from a number of factors, including from feedstock-related effects and an increasingly competitive environment. With the implementation of the U.S. Mercury and Air Toxics Standards (MATS) regulation in April 2015 we are seeing an increase in demand, though less than originally expected, for our mercury removal products in our Purification Solutions segment. Additional utilities are expected to comply with the MATS regulation as of April 2016, which would further increase demand for our mercury removal products in the second half of fiscal 2016. However, the U.S. Supreme Court is reviewing a challenge to the MATS regulation; its ruling on this matter is expected by the end of June 2015. If the Court’s ruling results in a significant delay or change in the MATS requirements, it could negatively impact future demand for our mercury removal products. With regards to the outlook for our Specialty Fluids segment, we anticipate cost and capital management in the oil and gas industry could cause continued project delays by oil and gas companies, thereby negatively impacting the number of drilling and completion jobs we are engaged in for the remainder of the year.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $67 million during the first six months of fiscal 2015. The decrease was largely attributable to the issuance of commercial paper to fund the operational needs of the Company. At March 31, 2015, we had cash and cash equivalents of $94 million, and current availability under our revolving credit agreement of $626 million. The outstanding balance of commercial paper as of March 31, 2015 was $124 million and is included within the Notes payable caption on our Consolidated Balance Sheets.

Borrowings under the revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type. At March 31, 2015, we were in compliance with this financial covenant.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S., as excess cash balances in the U.S. are generally used to repay commercial paper.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and changes in certain other balance sheet accounts, totaled $205 million in the first six months of fiscal 2015, compared to $69 million during the same period of fiscal 2014.

Cash provided from operating activities in the first six months of fiscal 2015 was driven primarily by net income of $76 million plus $92 million of depreciation and amortization. In addition, there was a net decrease in working capital driven primarily by lower accounts receivable and inventory largely driven by lower energy prices partially offset by lower accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

In the six months ended March 31, 2015, investing activities consumed $77 million of cash and were primarily driven by capital expenditures of $70 million. In the six months ended March 31, 2014, investing activities consumed $148 million of cash and were primarily driven by capital expenditures of $70 million and cash paid for the NHUMO acquisition of $73 million (net of cash acquired of $7 million). In each of these years, capital expenditures were primarily related to our lignite mine development project in the Purification Solutions segment, sustaining and compliance capital projects at our operating facilities, and mine development activities for the Specialty Fluids segment.

Capital expenditures for the remainder of fiscal 2015 are expected to be between $75 million and $85 million. Our planned capital spending program for fiscal 2015 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

Financing activities consumed $37 million of cash in the first six months of fiscal 2015 compared to providing $89 million of cash in the first six months of fiscal 2014. In the first six months of fiscal 2015, our overall debt balance increased by $58 million driven by the issuance of commercial paper to fund the operational needs of the Company. We also used cash for share repurchases and dividend distributions.

In the six months ended March 31, 2014, financing activities provided $89 million primarily related to net inflows of $111 million from our commercial paper program. In the first six months of fiscal 2014, our overall debt balance increased by $121 million primarily driven by the acquisition of NHUMO, capital expenditures and working capital increases.

Venezuela

We own 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2015, these subsidiaries carried the operating affiliate investment of $15 million and held 19 million bolivars (less than $1 million) in cash.

During each of the six months ended March 31, 2015 and 2014, the operating affiliate declared a dividend in the amount of $4 million which were paid in U.S. dollars and repatriated to our wholly-owned subsidiaries.

A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and our wholly owned subsidiaries used an exchange rate that was available to us when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to us on March 31, 2015 was 52 bolivars to the U.S. dollar (B/$).

The operating entity has generally been profitable. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

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

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2015.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)

Reinforcement Materials	$153	$239	$191	$191	$187	$2,099	$3,060
Performance Chemicals	34	57	34	30	29	210	394
Purification Solutions	10	9	7	7	7	8	48

Total	$197	$305	$232	$228	$223	$2,317	$3,502

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including the possibility of recording an asset impairment charge relating to our Purification Solutions segment, the assets that could be impacted and the potential magnitude of any such impairment charge; our expectations for overall volumes in the second half of fiscal 2015; factors that are expected to impact profitability of our Reinforcement Materials segment, demand for our mercury removal products and revenue in our Specialty Fluids segment; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2015; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. We adopted this standard on October 1, 2014 and the implementation of the new standard did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued a new standard related to “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components of a business that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years with early adoption permitted, but only for disposals that have not been reported in consolidated financial statements previously issued. We expect to adopt this standard beginning on October 1, 2015.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is not permitted. We expect to adopt this standard on October 1, 2017. In April 2015, the Financial Accounting Standards Board proposed deferring the effective date of the standard to annual periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years and early adoption is permitted. We expect to adopt this standard on October 1, 2016. The adoption of this standard is not expected to materially impact our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2015 does not differ materially from that discussed under Item 7A of our 2014 10-K.

Item 4.	Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2015 and September 30, 2014, there were approximately 40,000 and 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At March 31, 2015 and September 30, 2014, the reserve was $11 million and $13 million, respectively. Cash payments related to this liability were $2 million in the first six months of both fiscal 2015 and 2014.

Other Matters

We are subject to various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business and with respect to our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our consolidated financial statements in a particular period, they are not expected, in the aggregate, to have a material adverse effect on our financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2015 - January 31, 2015	—	$—	—	5,000,000
February 1, 2015 - February 28, 2015	160,000	$46.96	160,000	4,840,000
March 1, 2015 - March 31, 2015	140,000	$45.58	140,000	4,700,000

Total	300,000		300,000

(1)	On January 13, 2015, Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date. In the second quarter of fiscal 2015, we repurchased 300,000 shares of our common stock under this authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 31, 2015 and 2014; (iii) the Consolidated Balance Sheets at March 31, 2015 and September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 7, 2015	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 7, 2015	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 31, 2015 and 2014; (iii) the Consolidated Balance Sheets at March 31, 2015 and September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, March 31, 2015.