Form 10-Q
period 2015-06-30
CABOT CORP
filed 2015-08-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015 the Company had 62,914,994 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except share and per share amounts)
Net sales and other operating revenues	$694	$940	$2,200	$2,736
Cost of sales	544	756	1,754	2,197
Gross profit	150	184	446	539
Selling and administrative expenses	67	76	216	245
Research and technical expenses	15	15	44	46
Income from operations	68	93	186	248
Interest and dividend income	1	1	3	3
Interest expense	(13)	(14)	(40)	(41)
Other (expense) income	(3)	—	(6)	27
Long-lived assets impairment charge (Note F)	(209)	—	(209)	—
Goodwill impairment charge (Note F)	(353)	—	(353)	—
(Loss) income from continuing operations	(509)	80	(419)	237
Benefit (provision) for income taxes	64	(20)	47	(51)
Equity in earnings (loss) of affiliated companies, net of tax	1	(2)	4	(2)
(Loss) income from continuing operations	(444)	58	(368)	184
Income (loss) from discontinued operations, net of tax	1	(1)	1	(2)
Net (loss) income	(443)	57	(367)	182
Net income attributable to noncontrolling interests, net of tax	2	5	7	14
Net (loss) income attributable to Cabot Corporation	$(445)	$52	$(374)	$168
Weighted-average common shares outstanding, in millions:
Basic	63.3	64.5	63.7	64.3
Diluted	63.3	65.2	63.7	65.0
Income per common share:
Basic:
(Loss) income from continuing operations attributable to Cabot Corporation	$(7.05)	$0.80	$(5.89)	$2.61
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.03)
Net (loss) income attributable to Cabot Corporation	$(7.04)	$0.79	$(5.88)	$2.58
Diluted:
(Loss) income from continuing operations attributable to Cabot Corporation	$(7.05)	$0.79	$(5.89)	$2.58
Income (loss) from discontinued operations	$0.01	$(0.01)	$0.01	(0.03)
Net (loss) income attributable to Cabot Corporation	$(7.04)	$0.78	$(5.88)	$2.55
Dividends per common share	$0.22	$0.22	$0.66	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net (loss) income	$(443)	$57	$(367)	$182
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment (net of tax provision of $-, $-, $1 and $1)	18	11	(216)	(18)
Unrealized holding gains arising during the period (net of tax provision of $-, $1, $- and $-)	—	2	—	2
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision of $-, $-, $6 and $-)	—	—	21	—
Amortization of net loss and prior service credit included in net periodic pension cost (net of tax benefit of less than $1 million in all periods)	—	—	1	1
Other comprehensive income (loss)	18	13	(194)	(15)
Comprehensive (loss) income	(425)	70	(561)	167
Net income attributable to noncontrolling interests	2	5	7	14
Noncontrolling interests foreign currency translation adjustment, net of tax	—	—	(3)	(2)
Comprehensive income attributable to noncontrolling interests, net of tax	2	5	4	12
Comprehensive (loss) income attributable to Cabot Corporation	$(427)	$65	$(565)	$155

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30,	September 30,
	2015	2014
	(In millions)
Current assets:
Cash and cash equivalents	$84	$67
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $7	563	688
Inventories:
Raw materials	88	111
Work in process	4	2
Finished goods	298	341
Other	42	44
Total inventories	432	498
Prepaid expenses and other current assets	60	69
Deferred income taxes	39	42
Total current assets	1,178	1,364

Property, plant and equipment, net	1,427	1,581
Goodwill	157	536
Equity affiliates	61	68
Intangible assets, net	159	347
Assets held for rent	68	56
Deferred income taxes	137	80
Other assets	49	52
Total assets	$3,236	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30,	September 30,
	2015	2014
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$152	$44
Accounts payable and accrued liabilities	387	512
Income taxes payable	27	49
Deferred income taxes	1	1
Current portion of long-term debt	1	24
Total current liabilities	568	630
Long-term debt	971	1,004
Deferred income taxes	52	68
Other liabilities	249	291
Redeemable preferred stock	28	27
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding : None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,162,812 and 64,634,731 shares
Outstanding: 62,914,996 and 64,382,366 shares	63	64
Less cost of 247,816 and 252,365 shares of common treasury stock	(8)	(7)
Additional paid-in capital	—	49
Retained earnings	1,464	1,900
Accumulated other comprehensive loss	(255)	(64)
Total Cabot Corporation stockholders' equity	1,264	1,942
Noncontrolling interests	104	122
Total stockholders' equity	1,368	2,064
Total liabilities and stockholders’ equity	$3,236	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended
	June 30
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(367)	$182
Adjustments to reconcile net income to cash provided (used in) by operating activities:
Depreciation and amortization	140	150
Long-lived asset impairment charge	209	4
Goodwill impairment charge	353	—
Deferred tax (benefit) provision	(75)	(16)
Gain on step-acquisition	—	(29)
Employee benefit plan settlement	18	—
Equity in net (income) loss of affiliated companies	(4)	2
Non-cash compensation	9	11
Other non-cash (income) expense	(3)	1
Changes in assets and liabilities:
Accounts and notes receivable	80	(62)
Inventories	33	(66)
Prepaid expenses and other current assets	4	(20)
Accounts payable and accrued liabilities	(84)	—
Income taxes payable	(22)	2
Other liabilities	(27)	4
Cash dividends received from equity affiliates	10	22
Other	4	—
Cash provided by operating activities	278	185

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(103)	(115)
Proceeds from notes receivable from sales of business	—	215
Change in assets held for rent	(8)	(5)
Cash paid for acquisition of business, net of cash acquired of $7	—	(73)
Cash (used in) provided by investing activities	(111)	22

Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	13
Repayments under financing arrangements	(4)	(10)
Increase (decrease) in notes payable, net	1	(11)
Proceeds (repayments) from issuance of commercial paper, net	111	(138)
Proceeds from long-term debt, net of issuance costs	—	17
Repayments of long-term debt	(57)	(7)
Purchases of common stock	(85)	(6)
Proceeds from sales of common stock	6	13
Cash dividends paid to noncontrolling interests	(16)	(19)
Cash dividends paid to common stockholders	(42)	(40)
Cash used in financing activities	(86)	(188)
Effects of exchange rate changes on cash	(64)	(13)
Increase in cash and cash equivalents	17	6
Cash and cash equivalents at beginning of period	67	95
Cash and cash equivalents at end of period	$84	$101

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

UNAUDITED

A. Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“2014 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

In November 2013, the Company purchased all of Grupo Kuo S.A.B. de C.V.’s (“KUO”) common stock in NHUMO, S.A. de C.V. (“NHUMO”), a former carbon black joint venture between the Company and KUO in Mexico, which represented approximately 60% of the outstanding common stock of NHUMO (the “NHUMO transaction”). Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company. The financial position, results of operations and cash flows of NHUMO are included in the Company’s consolidated financial statements from the date of acquisition.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments for the periods presented.

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
Reinforcement Materials	52%	60%	55%	59%
Performance Chemicals	35%	29%	33%	29%
Purification Solutions	11%	9%	10%	9%
Specialty Fluids	2%	2%	2%	3%

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

Intangible Assets and Goodwill Impairment

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The reporting units with goodwill balances are Reinforcement Materials, Purification Solutions, and Fumed Metal Oxides. The separate businesses included within Performance Chemicals are considered separate reporting units. As such, the goodwill balance relative to this segment is recorded in the Fumed Metal Oxides reporting unit within Performance Chemicals.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units sufficiently decline because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit was less than its carrying amount. Refer to Note F for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded.

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

Definite-lived intangible assets, which are comprised of customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. The Company evaluates indefinite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. Refer to Note F for details on the impairment test performed on intangible assets of the Purification Solutions reporting unit and the resulting impairment charges recorded. Effective in the third quarter of 2015 and as a part of the impairment assessment performed, the Company determined that the trademarks for Purification Solutions no longer have an indefinite life.

Long-lived Assets Impairment

The Company’s long-lived assets primarily include property, plant and equipment, intangible assets, long-term investments and assets held for rent. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable.

To test for impairment of assets, the Company generally uses a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable.

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset. Refer to Note F regarding the results of the impairment test performed on the long-lived assets of the Purification Solutions segment.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $37 million and $52 million higher as of June 30, 2015 and September 30, 2014, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. The Company adopted this standard on October 1, 2014 and the implementation of the new standard did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued a new standard related to “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components of a business that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years and early adoption is permitted, but only for disposals that have not been reported in consolidated financial statements previously issued. The Company expects to adopt this standard beginning on October 1, 2015.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years and early adoption is permitted for the fiscal years beginning after December 15, 2016. The Company expects to adopt this standard on October 1, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

C. Acquisition of NHUMO

In November 2013, the Company purchased all of KUO’s common stock in the former NHUMO joint venture, which represented approximately 60% of the outstanding common stock of the joint venture. Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company.

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

As of September 2014, the Company completed the valuation of its assets acquired and liabilities assumed. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and Cabot’s previously held equity interest in NHUMO as of the acquisition date. The following table presents the components and allocation of the purchase price:

(Dollars in millions)
Assets
Current assets	$54
Property, plant and equipment	48
Other non-current assets	1
Intangible assets	63
Goodwill	45
Total assets acquired	211
Liabilities
Accounts payable, accruals and other liabilities	(20)
Deferred tax liabilities - long-term	(29)
Total liabilities assumed	(49)
Net assets acquired	$162
Cash consideration paid	80
Fair value of redeemable preferred stock	28
Previously held equity interest in NHUMO	54
Total	$162

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

The excess of the purchase price, which includes the cash consideration paid and the fair values of redeemable preferred stock and the previously held equity interest in NHUMO, over the fair value of the tangible net assets and intangible asset acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.

D. Discontinued Operations

In July 2014, the Company sold its Security Materials business to SICPA SA. The Consolidated Statements of Operations for all periods presented have been recast to reflect the Security Materials business in discontinued operations. During the third quarter of fiscal 2015, Cabot recorded a tax benefit in the amount of $1 million related to the sale of the business, which was included in the Company’s 2014 tax return.

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$2	$1	$2	$—	$—	$—	$—
Interest cost	2	3	2	4	—	1	1	1
Expected return on plan assets	(3)	(4)	(3)	(5)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Net periodic benefit (credit) cost	$(1)	$2	$—	$2	$(1)	$1	$—	$1

	Nine Months Ended June 30
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$7	$2	$7	$—	$—	$—	$—
Interest cost	5	9	6	12	1	1	2	1
Expected return on plan assets	(8)	(12)	(8)	(15)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	—	3	—	3	—	—	—	—
Settlement costs	—	18	—	—	—	—	—	—
Net periodic benefit (credit) cost	$(3)	$25	$—	$7	$(1)	$1	$—	$1

Settlement of employee benefit plan

Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This decision effectively moves the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. The plan is over 80% funded. Cabot is required to make contributions to the multi-employer fund and assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result of the transfer, a pre-tax charge of $18 million has been recorded in the nine months ended June 30, 2015 as reflected in Settlement costs in the table above. The pre-tax charge consists of $27 million released from AOCI and $2 million of employer contributions at the time of the settlement, partially offset by an $11 million release of the pension liability. The settlement charge has been recorded primarily in Cost of sales in the Consolidated Statements of Operations.

F. Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During the third quarter of fiscal 2015 and as a result of the impairment tests performed on goodwill and long-lived assets of the Purification Solutions reporting unit, the Company recorded impairment charges and an associated tax benefit in the Consolidated Statements of Operations as follows:

June 30, 2015
(Dollars in millions)
Goodwill impairment charge	$353
Long-lived assets impairment charge	209
Provision (benefit) for income taxes	(80)
Impairment charges, after tax	$482

The future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this business. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. In November 2014, the U.S. Supreme Court agreed to consider whether the EPA appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities.  On June 29, 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by coal-fired utilities, and remanded the case back to the D.C. Circuit Court of Appeals for further proceedings.

The implementation period for the MATS regulations began in April 2015. With this recent implementation and associated customer and industry developments during the quarter, as well as the U.S. Supreme Court’s ruling, the Company reassessed its previous estimates for expected growth in volumes, prices and margins in the Purification Solutions reporting unit. The main drivers of growth, including the size of the overall mercury removal industry, utility adoption rates, usage levels, and pricing, among others, were lowered. Based on these revised estimates and as part of step one of the annual impairment test, the Company determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test.

In determining the fair value of the Purification Solutions reporting unit, the Company used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods, including timing of MATS implementation, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. The Company assumed a two year delay in the MATS implementation due to the U.S. Supreme Court’s ruling. Total charges incurred could be higher if the rulings of the D.C. Circuit Court of Appeals on remand result in a delay in the implementation of MATS that is longer than two years. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) is used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to the Purification Solutions reporting unit.

Step two of the goodwill impairment test requires the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Based on the best estimate as of June 30, 2015, the Company recorded a pre-tax goodwill impairment charge of $353 million.

Based on the same factors leading to goodwill impairment, the Company also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. The Company used the income approach to determine the fair value of the indefinite-lived intangible assets, which are the trademarks of Purification Solutions, and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, the Company concluded that such assets no longer had an indefinite life and began amortizing these assets over their estimated useful life.  The Company also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, and these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. The Company used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value its property, plant and equipment. The Company recorded impairment charges of $119 million and $51 million, to its definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended June 30, 2015.

In connection with the long-lived assets impairment charges, the Company recorded a deferred tax benefit of $80 million to its income tax provision.

Due to the complexities involved in estimating fair value and the recent issuance of the U.S. Supreme Court’s ruling, the Company has not completed the step two analysis and expects to finalize it in the fourth quarter of fiscal 2015.  Total impairment charges are not expected to materially change.

The performance of the Purification Solutions reporting unit will continue to be monitored. If the reporting unit does not achieve the financial performance that the Company expects or events or circumstances change, it is possible that additional impairment charges may result.

G. Goodwill and Intangible Assets

Cabot had goodwill balances of $157 million and $536 million at June 30, 2015 and September 30, 2014, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended June 30, 2015 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2014	$68	$10	$458	$536
Impairment charge	—	—	(353)	(353)
Foreign currency impact	(9)	(1)	(16)	(26)
Balance at June 30, 2015	$59	$9	$89	$157

Goodwill impairment tests are performed at least annually. The Company performed its last annual impairment assessment as of May 31, 2015 and determined there was an impairment of the assets attributable to the Purification Solutions reporting unit. Refer to Note F.

The following table provides information regarding the Company’s intangible assets:

	June 30, 2015			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives(1)
Developed technologies	$48	$—	$48	$152	$(16)	$136
Trademarks	16	—	16	57	—	57
Customer relationships	100	(5)	95	171	(17)	154
Total intangible assets	$164	$(5)	$159	$380	$(33)	$347

(1)	Refer to Note F for intangible assets impairment charges recorded in the third fiscal quarter of 2015.

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three months ended June 30, 2015 and 2014 was $3 million and $4 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the nine months ended June 30, 2015 and 2014 was $12 million and $13 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $9 million each year for the next five fiscal years.

H. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization did not have a set expiration date. During the first nine months of fiscal 2015 and 2014, Cabot repurchased 925,700 and 379 shares, respectively, of its common stock under this authorization.

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of the Company’s common stock in the open market or in privately negotiated transactions and cancelled the previous authorization. Cabot has repurchased 874,300 shares of its common stock under this authorization. As of June 30, 2015, approximately 4,125,700  shares remain available for repurchase under the current authorization. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first nine months of fiscal 2015, Cabot paid cash dividends of $0.66 per share of common stock for a total of $42 million. During the first nine months of fiscal 2014, Cabot paid cash dividends of $0.62 per share of common stock for a total of $40 million.

Noncontrolling interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2015	2014
	(Dollars in millions)
Balance at September 30	$122	$132
Net income attributable to noncontrolling interest	7	14
Noncontrolling interest foreign currency translation adjustment	(3)	(2)
Noncontrolling interest dividends	(22)	(25)
Balance at June 30	$104	$119

I. Accumulated Other Comprehensive Loss

Comprehensive income combines net (loss) income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, are as follows:

			Pension and Other
	Currency	Unrealized	Postretirement
	Translation	Gains on	Benefit Liability
	Adjustment	Investments	Adjustments	Total
	(Dollars in millions)
Balance at September 30, 2014, attributable to Cabot Corporation	$27	$2	$(93)	$(64)
Other comprehensive loss before reclassifications	(103)	—	—	(103)
Amounts reclassified from accumulated other comprehensive income	—	—	21	21
Net other comprehensive items	(103)	—	21	(82)
Less: Noncontrolling interest	(2)	—	—	(2)
Balance at December 31, 2014, attributable to Cabot Corporation	$(74)	$2	$(72)	$(144)
Other comprehensive loss before reclassifications	(131)	—	—	(131)
Amounts reclassified from accumulated other comprehensive income	—	—	1	1
Net other comprehensive items	(131)	—	1	(130)
Less: Noncontrolling interest	(1)	—	—	(1)
Balance at March 31, 2015, attributable to Cabot Corporation	$(204)	$2	$(71)	$(273)
Other comprehensive income before reclassifications	18	—	—	18
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net other comprehensive items	18	—	—	18
Less: Noncontrolling interest	—	—	—	—
Balance at June 30, 2015, attributable to Cabot Corporation	$(186)	$2	$(71)	$(255)

Accumulated other comprehensive items in the accompanying Consolidated Balance Sheets consist of the following items, net of tax:

	June 30,	September 30,
	2015	2014
	(Dollars in millions)
Foreign currency translation adjustments at beginning of period	$27	$154
Net foreign currency translation adjustments attributable to Cabot during the period	(213)	(127)
Balance at end of period	(186)	27
Unrealized gain on investments at beginning of period	2	2
Net unrealized gains during the period	—	—
Balance at end of period	2	2
Pension and other postretirement benefit plans attributable to Cabot at beginning of period	(93)	(53)
Net change in pension and other postretirement benefit plans during the period	22	(40)
Balance at end of period	(71)	(93)
Total accumulated other comprehensive loss	$(255)	$(64)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014 are as follows:

		Three Months Ended		Nine Months Ended
	Affected Line Item in the Consolidated	June 30,		June 30,
	Statements of Operations	2015	2014	2015	2014
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note E for details	$1	$1	$3	$3
Amortization of prior service cost	Net Periodic Benefit Cost - see Note E for details	(1)	(1)	(2)	(2)
Settlement costs	Net Periodic Benefit Cost - see Note E for details	—	—	27	—
Total before tax		—	—	28	1
Tax impact	Benefit for income taxes	—	—	(6)	—
Total after tax		$—	$—	$22	$1

J. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2015.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$86	$227	$178	$177	$173	$1,911	$2,752
Performance Chemicals	19	60	38	33	33	210	393
Purification Solutions	7	13	9	7	7	8	51
Total	$112	$300	$225	$217	$213	$2,129	$3,196

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

Environmental Matters

As of June 30, 2015 and September 30, 2014, Cabot had $16 million and $17 million, respectively, reserved for environmental matters, substantially all of which is accounted for on an undiscounted basis. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $1 million and $2 million in the first nine months of fiscal 2015 and 2014, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of June 30, 2015 and September 30, 2014, there were approximately 38,000 and 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At June 30, 2015 and September 30, 2014, the reserve was $11 million and $13 million, respectively. Cash payments related to this liability were $2 million in the first nine months of both fiscal 2015 and 2014.

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

K. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
(Benefit) Provision for income taxes	$(64)	$20	$(47)	$51
Effective tax rate	13%	25%	11%	22%

During the third quarter of fiscal 2015, the Company recorded charges related to the impairment of goodwill and long-lived assets of the Purification Solutions segment as disclosed in Note F.  Prior to the impairment, the Company had recorded deferred tax liabilities for the difference in the tax basis and book basis for certain of these long-lived assets.  As a result of the $209 million impairment charge and reduction in the book basis of these assets, the Company recorded a corresponding decrease in deferred tax liabilities, as there was no change in tax basis of these assets due to the book impairment, and recorded a tax benefit of $80 million.  The $353 million goodwill impairment charge was related to goodwill, which is non-deductible for tax purposes, and therefore there was no tax impact related to this impairment charge.  As a result, the Company’s effective tax rate was significantly lower for both the three and nine month periods ending June 30, 2015 than for the comparable periods in fiscal 2014.

Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years remain subject to examination by the United States Internal Revenue Service (“IRS”) and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2004 through 2014 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include China, France, Germany, Italy, Japan, and the Netherlands.

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

During the three and nine months ended June 30, 2015, Cabot released uncertain tax positions of less than $1 million and approximately $13 million, respectively, due to the expirations of statutes of limitations in various jurisdictions. As of October 1, 2014, Cabot adopted a new accounting standard which requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This resulted in a reduction of the liability for uncertain tax positions and deferred tax assets of $5 million.

L. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net (loss) income attributable to Cabot Corporation	$(445)	$52	$(374)	$168
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	1	—	2
(Loss) earnings allocated to common shareholders (numerator)	$(445)	$51	$(374)	$166
Weighted average common shares and participating securities outstanding	63.8	65.1	64.2	64.9
Less: Participating securities(1)	0.5	0.6	0.5	0.6
Adjusted weighted average common shares (denominator)	63.3	64.5	63.7	64.3
Amounts per share - basic:
(Loss) income from continuing operations attributable to Cabot Corporation	$(7.05)	$0.80	$(5.89)	$2.61
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.03)
Net (loss) income attributable to Cabot Corporation	$(7.04)	$0.79	$(5.88)	$2.58
Diluted EPS(2):
(Loss) earnings allocated to common shareholders	$(445)	$51	$(374)	$166
Plus: (Loss) earnings allocated to participating securities	—	1	—	2
Less: Adjusted earnings allocated to participating securities(3)	—	(1)	—	(2)
(Loss) earnings allocated to common shareholders (numerator)	$(445)	$51	$(374)	$166
Adjusted weighted average common shares outstanding	63.3	64.5	63.7	64.3
Effect of dilutive securities:
Common shares issuable(4)	—	0.7	—	0.7
Adjusted weighted average common shares (denominator)	63.3	65.2	63.7	65.0
Amounts per share - diluted:
(Loss) income from continuing operations attributable to Cabot Corporation	$(7.05)	$0.79	$(5.89)	$2.58
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.03)
Net (loss) income attributable to Cabot Corporation	$(7.04)	$0.78	$(5.88)	$2.55

(1)	Participating securities consist of shares of unvested restricted stock and unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)
Calculation of undistributed (loss) earnings:
Net (loss) income attributable to Cabot Corporation	$(445)	$52	$(374)	$168
Less: Dividends declared on common stock	14	14	42	40
Less: Dividends declared on participating securities	—	—	—	—
Undistributed (loss) earnings	$(459)	$38	$(416)	$128
Allocation of undistributed (loss) earnings:
Undistributed (loss) earnings allocated to common shareholders	$(459)	$37	$(416)	$126
Undistributed (loss) earnings allocated to participating shareholders	—	1	—	2
Undistributed (loss) earnings	$(459)	$38	$(416)	$128

(2)

Due to the Company’s net loss position, dividends on participating securities were not added back to loss available to common shares for the three and nine months ended June 30, 2015 when calculating diluted EPS.

(3)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (4) below, and then reallocated to participating securities.
(4)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. The weighted average common shares outstanding for the quarter and nine months ending June 30, 2015 excludes 492,172 and 508,991 shares, respectively, as those shares would be antidilutive due to the Company’s net loss position. For the three and nine months ended June 30, 2014, 142,115 and 203,019 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

M. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)
Cost of sales	$1	$2	$4	$11
Selling and administrative expenses	1	2	10	13
Total	$2	$4	$14	$24

Details of these restructuring activities and the related reserves during the three months ended June 30, 2015 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(Dollars in millions)
Reserve at March 31, 2015	$9	$3	$1	$13
Charges	2	—	—	2
Cash paid	(5)	—	—	(5)
Reserve at June 30, 2015	$6	$3	$1	$10

Details of these restructuring activities and the related reserves during the nine months ended June 30, 2015 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2014	$16	$2	$—	$1	$19
Charges	7	1	1	5	14
Costs charged against assets / liabilities	—	—	(1)	—	(1)
Cash paid	(15)	—	—	(5)	(20)
Foreign currency translation adjustment	(2)	—	—	—	(2)
Reserve at June 30, 2015	$6	$3	$—	$1	$10

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

The Company expects that the majority of actions related to the transition of the business service center will be completed by the end of fiscal 2015 and result in total charges of approximately $24 million, comprised of $16 million of severance charges and $8 million of other transition costs. Through June 30, 2015, the Company has recorded $23 million for this plan comprised of $16 million of severance charges and $7 million of other transition costs

The Company has recorded $5 million and $15 million of charges in the first nine months of fiscal 2015 and 2014, respectively related to this plan. Fiscal 2014 costs included employee severance costs of $14 million and $1 million of other transition costs, whereas fiscal 2015 costs include severance charges of $1 million and $4 million of other transition costs including training costs and redundant salaries. The Company has recorded $1 million of charges in both of the three months ended June 30, 2015 and 2014, respectively, related to this plan, comprised of severance and other transition costs.

Cumulative cash outlays related to this plan are expected to be approximately $22 million, comprised of $14 million of severance payments and $8 million of transition costs. Through June 30, 2015, the Company has made $19 million in cash payments related to this plan, comprised of $7 million of transition costs and $12 million of severance costs, and expects to make additional cash payments of approximately $3 million during the remainder of fiscal 2015 and thereafter, comprised of $2 million of severance costs and $1 million of other transition costs.

As of June 30, 2015, Cabot has $3 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure.

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

Through June 30, 2015, the Company recorded pre-tax restructuring charges related to this plan of $18 million comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million, partially offset by the anticipated gain from the sale of land of $2 million in fiscal 2016. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The Company has recorded pre-tax charges of less than $1 million and $2 million in the nine months ended June 30, 2015 and 2014, respectively, related to this closure and less than $1 million in both of three months ended June 30, 2015 and 2014, respectively. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative cash outlays related to this plan are expected to be approximately $5 million comprised primarily of $2 million for site demolition, clearing and environmental remediation, $2 million for severance, and $1 million for other closure related charges. Through June 30, 2015, CMSB has made approximately $4 million in cash payments related to this plan mainly for severance and site demolition and clearing costs.

CMSB expects to make cash payments of $1 million during the remainder of fiscal 2015 and thereafter mainly for site demolition, clearing and environmental remediation costs. Approximately $8 million is expected to be received from the sale of land in fiscal 2016.

As of June 30, 2015, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure, which is mainly for accrued environmental and other charges.

Other Activities

The Company has recorded pre-tax charges of approximately $6 million during both of the first nine months of fiscal 2015 and 2014, respectively, and $1 million and $2 million for the three months ended June 30, 2015 and 2014, respectively, related to restructuring activities at several other locations. Fiscal 2015 charges are comprised of severance costs whereas fiscal 2014 charges are comprised of accelerated depreciation, asset write-offs, and severance costs. The Company anticipates that it will record additional charges of $1 million in the remainder of fiscal 2015 related to these actions.

The Company made payments of $4 million related to these actions in the first nine months of fiscal 2015 and expects to pay $5 million in the remainder of fiscal 2015 and thereafter mainly for severance and other closure related costs at the impacted locations.

As of June 30, 2015, Cabot has $4 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $165 million related to these plans through June 30, 2015, comprised of $67 million for severance charges, $66 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $23 million of other closure related charges, partially offset by gains on asset sales of $1 million. These amounts do not include any gain that may be recorded if the Company successfully sells its land rights and certain manufacturing related assets in India and Hong Kong.

Pre-tax restructuring expenses related to these plans were approximately $2 million and $6 million during the first nine months of fiscal 2015 and 2014, respectively, and less than $1 million in each of the three months ended June 30, 2015 and 2014, respectively. Since fiscal 2009, Cabot has made net cash payments of $86 million related to these plans and expects to pay approximately $3 million in the remainder of fiscal 2015 and thereafter. The remaining payments consist mainly of environmental and other closure related costs.

As of June 30, 2015, Cabot has $2 million of accrued environmental, severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

N. Financial Instruments and Fair Value Measurements

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first nine months of either fiscal 2015 or 2014.

At June 30, 2015 and September 30, 2014, the fair value of guaranteed investment contracts, included in Other assets in the Consolidated Balance Sheets, was $12 million and $13 million, respectively, which approximated their carrying values in both periods. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2015 and September 30, 2014, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying values and fair values of the long-term fixed rate debt were $0.96 billion and $1.01 billion, respectively, as of June 30, 2015 and $0.98 billion and $1.05 billion, respectively, as of September 30, 2014. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

O. Derivatives

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both June 30, 2015 and September 30, 2014, there were no derivatives held to manage interest risk.

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

The following table provides details of the derivatives held as of June 30, 2015 and September 30, 2014 to manage foreign currency risk.

Notional Amount, net
Description	Borrowing	June 30, 2015	September 30, 2014	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 1 million	USD 32 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Brazilian real, British pound sterling, Czech koruna, Indonesian rupiah, and Mexican peso.

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

For both June 30, 2015 and September 30, 2014, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from AOCI to earnings within the next 12 months are expected to be immaterial.

P. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2015, these subsidiaries carried the operating affiliate investment of $15 million and held 18 million bolivars (less than $1 million) in cash.

During each of the nine months ended June 30, 2015 and 2014, the operating affiliate declared a dividend in the amount of $5 million and $4 million, respectively, which were paid in U.S. dollars and repatriated to the Company’s wholly-owned subsidiaries.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and the Company’s wholly owned subsidiaries used an exchange rate that is available to the Company when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to the Company on June 30, 2015 was 52 bolivars to the U.S. dollar (B/$).

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

Q. Financial Information by Segment

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

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment includes cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three Months Ended June 30, 2015
Revenues from external customers(2)	$351	$234	$72	$12	$669	$25	$694
Income (loss) from continuing operations before taxes(3)	$32	$48	$3	$3	$86	$(595)	$(509)

Three Months Ended June 30, 2014
Revenues from external customers(2)	$538	$262	$78	$24	$902	$38	$940
Income (loss) from continuing operations before taxes(3)	$62	$44	$(7)	$10	$109	$(29)	$80

Nine Months Ended June 30, 2015
Revenues from external customers(2)	$1,169	$700	$219	$36	$2,124	$76	$2,200
Income (loss) from continuing operations before taxes(3)	$112	$129	$3	$8	$252	$(671)	$(419)

Nine Months Ended June 30, 2014
Revenues from external customers(2)	$1,583	$763	$230	$77	$2,653	$83	$2,736
Income (loss) from continuing operations before taxes(3)	$200	$127	$(20)	$32	$339	$(102)	$237

(1)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)

Unallocated and Other revenues from external customers reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable.	$(5)	$10	$(9)	$(2)
Shipping and handling fees	30	28	85	85
Total	$25	$38	$76	$83

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)
Interest expense	$(13)	$(14)	$(40)	$(41)
Total certain items, pre-tax(a)	(567)	(7)	(599)	(19)
Equity in (earnings) loss of affiliated companies, net of tax(b)	(1)	2	(4)	2
Unallocated corporate costs(c)	(12)	(14)	(35)	(43)
General unallocated income (expense)(d)	(2)	4	7	(1)
Total	$(595)	$(29)	$(671)	$(102)

(a)

Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended June 30, 2015 include $563 million related to goodwill and long-lived asset impairment charges for the Purification Solutions business, $2 million related to global restructuring activities, and $2 million related to foreign currency loss on revaluations. Certain items, pre-tax, for the nine months ended June 30, 2015 include $563 million related to goodwill and long-lived asset impairment charges for the Purification Solutions business, $14 million related to global restructuring activities, $2 million for acquisition and integration-related charges, $18 million related to an employee benefit plan settlement charge, and $2 million related to foreign currency loss on revaluations. Certain items, pre-tax, for the three months ended June 30, 2014 include $3 million related to global restructuring activities, $3 million of foreign currency loss on revaluations and $1 million for legal and environmental matters and reserves. Certain items, pre-tax, for the nine months ended June 30, 2014 include $24 million related to global restructuring activities, $5 million for acquisition and integration-related charges (consisting of $3 million for certain other one-time integration costs and $2 million of additional charges related to acquisition accounting adjustments for the acquired inventory of NHUMO), $3 million of foreign currency loss on revaluations and $16 million for legal and environmental matters and reserves offset by a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction.

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

Performance Chemicals is comprised of two businesses that sell the following products: specialty grades of carbon black, thermoplastic concentrates and compounds and inkjet colorants (the Specialty Carbons and Formulation business); and fumed silica, fumed alumina and dispersions thereof, and aerogel (the Metal Oxides business). The net sales from each of these businesses for the three and nine months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)
Specialty Carbons and Formulations	$159	$182	$478	$531
Metal Oxides	75	80	222	232
Total Performance Chemicals	$234	$262	$700	$763

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

The following table shows the relative size of the revenue recognized in each of our reportable segments for the periods presented.

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
Reinforcement Materials	52%	60%	55%	59%
Performance Chemicals	35%	29%	33%	29%
Purification Solutions	11%	9%	10%	9%
Specialty Fluids	2%	2%	2%	3%

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

Intangible Assets and Goodwill Impairment

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units sufficiently decline because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit was less than its carrying amount. Refer to the “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges” section below for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded.

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

Definite-lived intangible assets, which are comprised of customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. We evaluate indefinite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. Refer to the “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges” section below for details on the impairment test performed on intangible assets of the Purification Solutions reporting unit and the resulting impairment charges recorded. Effective in the third quarter of fiscal year 2015 and as a part of the impairment assessment performed, we determined that the trademarks for Purification Solutions no longer have an indefinite life.

Long-lived Assets Impairment

Our long-lived assets primarily include property, plant and equipment, intangible assets, long-term investments and assets held for rent. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable.

To test for impairment of assets we generally use a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable.

Refer to the “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges” section below for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded.

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value.  If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when we no longer intend to use the asset.

Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During the third quarter of 2015 and as a result of the impairment tests performed on goodwill and long-lived assets of the Purification Solutions reporting unit, we recorded impairment charges and an associated tax benefit in the Consolidated Statements of Operations as follows:

June 30, 2015
(Dollars in millions)
Goodwill impairment charge	$353
Long-lived assets impairment charge	209
Provision (benefit) for income taxes	(80)
Impairment charges, after tax	$482

The future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and our successful realization of our anticipated share of volumes in this segment. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. In November 2014, the U.S. Supreme Court agreed to consider whether the EPA appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities.  On June 29, 2015 the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by coal-fired utilities, and remanded the case back to the D.C. Circuit Court of Appeals for further proceedings.

The implementation period for the MATS regulations began in April 2015. With this recent implementation and associated customer and industry developments during the quarter, as well as the Supreme Court’s ruling, we reassessed our previous estimates for expected growth in volumes, prices and margins in the Purification Solutions reporting unit. The main drivers of growth, including the size of the overall mercury removal industry, utility adoption rates, usage levels, and pricing, among others were lowered. Based on these revised estimates and as part of step one of the annual impairment test, we determined the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test.

In determining the fair value of the Purification Solutions reporting unit, we used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods including, timing of MATS implementation, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. We assumed a two year delay in the MATS implementation due to the U.S. Supreme Court’s ruling. Total charges incurred could be higher if the rulings of the D.C. Circuit Court of Appeals on remand result in a delay in the implementation of MATS that is longer than two years. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) is used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ costs of equity and debt, optimal capital structure and risk factors specific to the Purification Solutions reporting unit.

Step two of the goodwill impairment test requires us to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Based on the best estimate as of June 30, 2015, we recorded a pre-tax goodwill impairment charge of $353 million.

Based on the same factors leading to goodwill impairment, we also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. We used the income approach to determine the fair value of the indefinite-lived intangible assets represented by the trademarks of Purification Solutions and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, we concluded that an indefinite life of such assets could no longer be supported and have begun amortizing these assets on their estimated useful life.  We also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, which was determined to be the lowest level of identifiable cash flows, and these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. We used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value our property, plant and equipment. We recorded impairment charges of $119 million and $51 million, to our definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended June 30, 2015.

In connection with the long-lived assets impairment charges, we recorded a deferred tax benefit of $80 million to our income tax provision.

Due to the complexities involved in estimating fair value and the recent date of the Supreme Court’s ruling, we have not completed the step two analysis and expects to finalize it in the fourth quarter of 2015.  Total impairment charges are not expected to materially change.

The performance of the Purification Solutions reporting unit will continue to be monitored. If the reporting unit does not achieve the financial performance that we expect or events or circumstances change, it is possible that additional impairment charges may result.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $37 million and $52 million higher as of June 30, 2015 and September 30, 2014, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

A reconciliation of Total segment EBIT to Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies is provided in Note Q of our consolidated financial statements.

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

Overview

During the third quarter of fiscal 2015, Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies decreased compared to the third quarter of fiscal 2014 primarily due to an after-tax impairment charge of $482 million related to the assets of Purification Solutions. The impairment was driven primarily by a less favorable estimate of the developing business for activated carbon in mercury removal and the recent U.S. Supreme Court decision regarding the MATS regulations. In addition, results declined due to margin pressure in Reinforcement Materials and lower project activity in Specialty Fluids, partially offset by improved results in Purification Solutions and Performance Chemicals.

During the first nine months of fiscal 2015, Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies decreased compared to the first nine months of fiscal 2014 largely due to an after-tax impairment charge of $482 million related to the assets of Purification Solutions. In addition, results declined due to margin pressure and lower volumes in Reinforcement Materials and lower volumes in Specialty Fluids, partially offset by improved results in Purification Solutions.

Third Quarter and First Nine Months of Fiscal 2015 versus Third Quarter and First Nine Months of Fiscal 2014—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$694	$940	$2,200	$2,736
Gross profit	$150	$184	$446	$539

The $246 million decrease in net sales from the third quarter of fiscal 2014 to the third quarter of fiscal 2015 was due to a less favorable price and product mix (combined $161 million), an unfavorable impact from foreign currency translation ($63 million), and lower volumes ($7 million). For the first nine months of fiscal 2015, net sales decreased $536 million, primarily due to a less favorable price and product mix (combined $302 million), an unfavorable impact from foreign currency translation ($140 million), lower volumes ($74 million), and lower elastomer composites royalties and technology milestone payments ($8 million). The less favorable price and product mix impact was primarily due to lower selling prices during the year from price adjustments to customers for decreases in raw material costs.

Gross profit decreased by $34 million in the third quarter of fiscal 2015, and by $93 million for the first nine months of fiscal 2015, as compared to the comparable periods of fiscal 2014, due to lower volumes in Specialty Fluids and Reinforcement Materials and lower margins in Reinforcement Materials, partially offset by improved results in Purification Solutions.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Selling and administrative expenses	$67	$76	$216	$245

Selling and administrative expenses decreased by $9 million and $29 million in the third quarter and first nine months of fiscal 2015, respectively, when compared to the same periods of fiscal 2014.  The reduction when comparing the three months ended June 30, 2015 to the same period in 2014 resulted primarily from reduced spending on travel and corporate projects.  In addition, in both the three and nine months ended June 30, 2015, Selling and administrative expenses were lower due to higher expenses in 2014 related to restructuring actions taken to move our Europe, Middle East and Africa (“EMEA”) business service center from Belgium to Latvia.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Research and technical expenses	$15	$15	$44	$46

Research and technical expenses in the third quarter of fiscal 2015 remained consistent with the third quarter of fiscal 2014 and decreased $2 million in the first nine months of fiscal 2015 due to lower spending on projects across the segments compared to the same period of fiscal 2014.

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Interest and dividend income	$1	$1	$3	$3
Interest expense	$(13)	$(14)	$(40)	$(41)
Other (expense) income	$(3)	$—	$(6)	$27

Interest and dividend income was consistent in both the third quarter and the first nine months of fiscal 2015 as compared to the same periods in fiscal 2014.

Interest expense decreased by $1 million for both the third quarter and the first nine months of fiscal 2015 compared with the same periods of fiscal 2014. The decrease is due to the repayment of certain long-term debt which was replaced with lower interest rate commercial paper.

Other (expense) income in the third quarter of fiscal 2015 decreased by $3 million compared to the third quarter of fiscal 2014 due to an unfavorable comparison of foreign currency movements. Other (expense) income decreased by $33 million in the first nine months of fiscal 2015 compared to the same period in fiscal 2014 principally due to a gain recognized in fiscal 2014 on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
(Benefit) Provision for income taxes	$(64)	$20	$(47)	$51
Effective tax rate	13%	25%	11%	22%
Impact of discrete tax items:
(1) Unusual or infrequent items	—%	(1)%	(1)%	(1)%
(2) Items related to uncertain tax positions	—%	—%	(2)%	2%
(3) Other discrete tax items	—%	1%	1%	(1)%
Impact of certain items	14%	2%	18%	5%
Operating tax rate	27%	27%	27%	27%

During the third quarter of fiscal 2015, we recorded a tax benefit of $64 million, resulting in an effective tax rate of 13%. This amount included net discrete tax expense of $1 million. The operating rate for the third quarter of fiscal 2015 was 27%. During the third quarter of fiscal 2014, we recorded a tax provision of $20 million, resulting in an effective tax rate of 25%. This amount included net discrete tax benefits of $1 million. The operating rate for the third quarter of fiscal 2014 was 27%.

For the first nine months of fiscal 2015, we recorded a tax benefit of $47 million, resulting in an effective tax rate of 11%. This amount included net discrete benefits of $7 million. The operating rate for the first nine months of fiscal 2015 was 27%. For the first nine months of fiscal 2014, we recorded a tax provision of $51 million, resulting in an effective tax rate of 22%. This amount included net discrete benefits of $2 million. The operating rate for the first nine months of fiscal 2014 was 27%.

The decreases in the effective tax rates during the third quarter and the first nine months of fiscal 2015 are both primarily due to the tax impact of the impairment charges within the Purification Solutions business.  We recorded a tax benefit of $80 million related to the impairment charges in the third quarter of fiscal 2015, which is reflected in the Impact of certain items line item above.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2015, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2015 to be between 27% and 28%.

Equity in Earnings (Loss) of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Equity in earnings (loss) of affiliated companies, net of tax	$1	$(2)	$4	$(2)
Net income attributable to noncontrolling interests, net of tax	$2	$5	$7	$14

Equity in earnings (loss) of affiliated companies, net of tax, increased $3 million in the third quarter fiscal 2015 and $6 million in the first nine months of fiscal 2015 when compared to the same periods in fiscal 2014. The increase in both periods was due to higher earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, decreased $3 million in the third quarter of fiscal 2015 and $7 million in the first nine months of fiscal 2015 as compared to the same periods of fiscal 2014. The decrease was due to lower profitability of our joint ventures, primarily in the Czech Republic and Malaysia.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2015, we reported net (loss) attributable to Cabot Corporation of ($445) million and ($374) million, respectively (($7.04) and ($5.88) per diluted common share, respectively). This is compared to net income attributable to Cabot Corporation of $52 million and $168 million, respectively ($0.78 and $2.55 per diluted common share, respectively) in the third quarter and first nine months of fiscal 2014. The significant losses in both the three and nine months ended June 30, 2015 are driven by the long-lived asset and goodwill impairment charges more fully discussed in Note F to our consolidated financial statements.

Third Quarter and First Nine Months of Fiscal 2015 versus Third Quarter and First Nine Months of Fiscal 2014—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies for the three and nine months ended June 30, 2015 and 2014 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note Q of our consolidated financial statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Total segment EBIT	$86	$109	$252	$339
Certain items	(567)	(7)	(599)	(19)
Other unallocated items	(28)	(22)	(72)	(83)
Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	$(509)	$80	$(419)	$237

In the third quarter of fiscal 2015, total segment EBIT decreased by $23 million when compared to the same period of fiscal 2014. The decrease was driven by lower unit margins ($16 million), lower volumes ($9 million) and the unfavorable impact of foreign currency translation ($6 million). These were partially offset by lower fixed costs ($9 million).

In the first nine months of fiscal 2015, total segment EBIT decreased by $87 million when compared to the same period of fiscal 2014. The decrease was driven by lower volumes ($47 million), lower unit margins ($34 million), the unfavorable impact of foreign currency translation ($11 million), and lower elastomer composites royalties and technology milestone payments ($10 million). These were partially offset by lower fixed costs ($16 million).

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2015 and 2014 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Impairment of goodwill and long-lived assets	$(563)	$—	$(563)	$—
Global restructuring activities	(2)	(3)	(14)	(24)
Acquisition and integration-related charges	—	—	(2)	(5)
Employee benefit plan settlement	—	—	(18)	—
Foreign currency loss on revaluations	(2)	(3)	(2)	(3)
Gain on existing investment in NHUMO	—	—	—	29
Legal and environmental matters and reserves	—	(1)	—	(16)
Total certain items, pre-tax	(567)	(7)	(599)	(19)
Tax-related certain items
Tax impact of certain items	81	2	90	16
Discrete tax items	(1)	(1)	7	2
Total tax-related certain items	80	1	97	18
Total certain items after tax	$(487)	$(6)	$(502)	$(1)

Certain items for the third quarter of fiscal 2015 include charges related to impairment of goodwill and long-lived assets, restructuring activities, foreign currency loss revaluations and tax-related certain items. Certain items for the first nine months of fiscal 2015 include charges related to impairment of goodwill and long-lived assets, restructuring activities, acquisition and integration-related charges, an employee benefit plan settlement, foreign currency loss revaluations and tax-related certain items. Details of charges related to impairment of goodwill and long-lived assets are included in Note F of the consolidated financial statements. Details of restructuring activities are included in Note M of the consolidated financial statements. Acquisition and integration-related charges include various expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Interest expense	$(13)	$(14)	$(40)	$(41)
Equity in (earnings) loss of affiliated companies	(1)	2	(4)	2
Unallocated corporate costs	(12)	(14)	(35)	(43)
General unallocated income (expense)	(2)	4	7	(1)
Total other unallocated items	$(28)	$(22)	$(72)	$(83)

Costs from total other unallocated items increased by $6 million in the third quarter of fiscal 2015 as compared to the same period in fiscal 2014. The increase was driven by a $6 million change in General unallocated income (expense) primarily driven by an increase in deferred revenue due to a higher volume of shipments near quarter-end, a $2 million decrease in Unallocated corporate costs and a decrease in Interest expense of $1 million, offset by an increase in Equity in (earnings) loss of affiliated companies of $3 million.

Costs from total other unallocated items decreased by $11 million in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. The decrease was driven by an $8 million change in General unallocated income (expense) primarily due to a benefit from the cost of sales impact of LIFO accounting ($12 million), an $8 million decrease in Unallocated corporate costs and a decrease in Interest expense of $1 million, offset by an increase in Equity in (earnings) loss of affiliated companies of $6 million.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Reinforcement Materials Sales	$351	$538	$1,169	$1,583
Reinforcement Materials EBIT	$32	$62	$112	$200

In the third quarter of fiscal 2015, sales in Reinforcement Materials decreased by $187 million when compared to the third quarter of fiscal 2014. The decrease was principally driven by a less favorable price and product mix (combined $151 million) and unfavorable comparison from foreign currency translation ($34 million). The less favorable price and product mix impact was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs and lower pricing associated with contracts that commenced in January 2015. In addition, the mix was unfavorable with lower volumes sold in North America, offset by higher volumes sold in Asia at lower average prices.

In the first nine months of fiscal 2015, sales in Reinforcement Materials decreased by $414 million when compared to the same period in fiscal 2014. The decrease was principally driven by a less favorable price and product mix (combined $294 million), an unfavorable comparison from foreign currency translations ($79 million), lower volumes ($33 million), and lower elastomer composites royalties and technology milestone payments ($8 million). The less favorable price and product mix impact was primarily due to lower selling prices during the year from price adjustments to customers for decreases in raw material costs and lower pricing associated with contracts that commenced in January 2015 as well as a shift in regional mix from North America to Asia. The lower volumes were driven by a reduction in rubber blacks volumes due to weaker demand in South America and Europe, customer inventory destocking in the first fiscal quarter and lower contractual volumes in North America in the second and third fiscal quarters.

EBIT in Reinforcement Materials decreased by $30 million in the third quarter of fiscal 2015 when compared to the same period of fiscal 2014. The decrease was principally driven by lower unit margins ($30 million) and the impact of unfavorable foreign exchange translation ($2 million) partially offset by lower fixed costs ($3 million). Lower unit margins were driven by lower contract pricing, unfavorable feedstock-related effects, a less favorable regional mix, and lower benefits generated from our energy efficiency investments as a result of lower energy prices. Lower fixed costs were driven primarily by reduced maintenance costs.

In the first nine months of fiscal 2015, EBIT in Reinforcement Materials decreased by $88 million. The decrease was principally driven by lower unit margins ($65 million), lower volumes ($11 million), lower elastomer composites royalties and technology milestone payments ($8 million) and the impact of unfavorable foreign exchange translation ($2 million). Lower unit margins were driven by lower contract pricing, lower raw material purchasing savings, the temporary impact of high-cost inventory that moved through our supply chain, a less favorable regional mix, and lower benefits generated from our energy efficiency investments as a result of lower energy prices. Higher fixed costs were primarily associated with new carbon black capacity in China and the acquisition of NHUMO, both of which were added in the middle of the first quarter of fiscal 2014, partially offset by lower maintenance and administrative costs.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Specialty Carbons and Formulations Sales	$159	$182	$478	$531
Metal Oxides Sales	75	80	222	232
Performance Chemicals Sales	$234	$262	$700	$763
Performance Chemicals EBIT	$48	$44	$129	$127

In the third quarter of fiscal 2015, sales in Performance Chemicals decreased by $28 million when compared to the third quarter of fiscal 2014. The decrease was due to a less favorable price and product mix (combined $16 million) and the unfavorable impact of foreign currency translation ($21 million), partially offset by a benefit from higher volumes ($10 million).

In the first nine months of fiscal 2015, sales in Performance Chemicals decreased by $63 million when compared to the same period in fiscal 2014. The decrease was primarily due to the unfavorable impact of foreign currency translation ($45 million) and a less favorable price and product mix ($22 million), partially offset by a benefit from higher volumes ($8 million). The less favorable price and product mix impact in both the three and nine month periods was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs in the specialty carbons product line and a less favorable product mix.

EBIT in Performance Chemicals increased by $4 million in the third quarter of fiscal 2015 when compared to the same quarter of fiscal 2014 principally due to favorable unit margins ($4 million), higher volumes ($3 million) and lower fixed costs ($2 million) partially offset by the unfavorable impact of foreign currency translation ($5 million). Unit margins improved primarily due to lower raw material costs. Volumes increased 7% in Specialty Carbons and Formulations driven by increases in the specialty carbons product line, particularly in Europe, while volumes decreased 3% in Metal Oxides driven primarily by decreased demand in silicones. Lower fixed costs were primarily due to lower maintenance and operating expenses.

In the first nine months of fiscal 2015, EBIT in Performance Chemicals increased by $2 million when compared to the same period of fiscal 2014. The increase was principally due to favorable unit margins ($9 million) and favorable fixed costs ($4 million) partially offset by the unfavorable impact of foreign currency translation ($11 million). Favorable unit margins were due to lower raw material costs in the specialty carbons product line. Lower fixed costs were primarily due to reductions in both operating costs and selling and administrative expenses.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2015 and fiscal 2014 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Purification Solutions Sales	$72	$78	$219	$230
Purification Solutions EBIT	$3	$(7)	$3	$(20)

Sales in Purification Solutions decreased by $6 million in the third quarter of fiscal 2015 when compared to the same period of fiscal 2014 due to the unfavorable impact of foreign currency translation ($7 million) partially offset by a benefit from higher volumes ($1 million) related to sales for mercury removal.

In the first nine months of fiscal 2015, sales in Purification Solutions decreased by $11 million when compared to the same period of fiscal 2014. The decrease was principally due to the unfavorable impact of foreign currency translation ($17 million) and lower volumes ($1 million) partially offset by a more favorable price and product mix (combined $8 million). The lower volumes were driven by lower sales to water, gas and air, and food and beverage applications, partially offset by higher sales to mercury removal customers. The more favorable price and product mix was primarily due to the implementation of price increases.

EBIT in Purification Solutions increased by $10 million in the third quarter of fiscal 2015 when compared to the same quarter of fiscal 2014 due to higher margins ($6 million), lower fixed costs ($2 million), and higher volumes ($1 million). The higher margins were primarily due to price increases and lower variable costs. The lower fixed costs were due to lower maintenance and selling and administrative expenses.

In the first nine months of fiscal 2015, EBIT in Purification Solutions increased by $23 million when compared to the same period of fiscal 2014 primarily due to higher unit margins ($16 million), and lower fixed costs ($7 million). The higher unit margins were due to the implementation of price increases and lower variable costs. The decrease in fixed costs was due to improved operational performance, including lower maintenance and selling, technical and administrative costs.

Specialty Fluids

Sales and EBIT for Specialty Fluids for the third quarter and first nine months of fiscal 2015 and 2014 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
	(Dollars in millions)		(Dollars in millions)
Specialty Fluids Sales	$12	$24	$36	$77
Specialty Fluid EBIT	$3	$10	$8	$32

Sales in Specialty Fluids decreased by $12 million in the third quarter of fiscal 2015 when compared to the same period of fiscal 2014, primarily due to lower volumes ($16 million) partially offset by favorable price and product mix (combined $4 million). The decline in volumes was driven by a lower level of both sales and rental volumes as a result of a lower level of project activity, which was impacted by the downturn in the oil and gas industry. The favorable price and product mix was primarily due to higher rental pricing.

In the first nine months of fiscal 2015, sales in Specialty Fluids decreased by $41 million compared to the same period in fiscal 2014. The decrease is due to lower volumes ($49 million) partially offset by a more favorable price and product mix (combined $7 million). The decline in volumes was driven by lower sales and rental volumes as a result of a lower level of project activity, which was impacted by the downturn in the oil and gas industry. The more favorable price and product mix was primarily due to a more profitable job mix.

EBIT in Specialty Fluids decreased by $7 million in the third quarter of fiscal 2015 when compared to the same period of fiscal 2014 due to lower volumes ($12 million) partially offset by favorable unit margins ($4 million) and lower fixed costs ($1 million). The decline in volumes was driven by lower sales and rental volumes as a result of a lower level of project activity, which was impacted by the downturn in the oil and gas industry. The favorable unit margins were driven by higher pricing and a favorable product mix. The decline in fixed costs was due to lower spending on mine-related costs.

In the first nine months of 2015, EBIT in Specialty Fluids decreased $24 million compared to the same period of fiscal 2014. The decrease was due to lower volumes ($35 million) partially offset by more favorable unit margins ($6 million) and lower fixed costs ($5 million). The decline in volumes was driven by lower sales and rental volumes as a result of a lower level of project activity, which was impacted by the downturn in the oil and gas industry. The more favorable price and product mix was primarily due to higher pricing and a more favorable product mix. The decline in fixed costs was due to lower spending on mine-related costs.

Outlook

We anticipate increased volumes in our Reinforcement Materials and Performance Chemicals segments in the last quarter of fiscal 2015 and into early fiscal 2016 as compared to the first nine months of fiscal 2015. However, we also expect that the market environment in both South America and China will continue to be uncertain and we anticipate continued margin pressure in Reinforcement Materials during the remainder of fiscal 2015 from feedstock-related effects and an increasingly competitive environment, particularly in China. With the recent U.S. Supreme Court decision regarding the MATS regulation, there is increased uncertainty in the demand for mercury removal products in our Purification Solutions segment. We expect to have more visibility into the potential delay of the MATS regulation within the next 3 to 6 months and we believe that the Segment will be able to maintain its current level of operating results in the near term despite this uncertainty.  With regards to the outlook for our Specialty Fluids segment, we anticipate cost and capital management in the oil and gas industry could cause continued project delays by oil and gas companies, thereby negatively impacting the number of drilling and completion jobs we are engaged in for the remainder of the year and early into fiscal 2016. Given the current challenges in our businesses, we will remain focused on managing costs and cash flow going forward.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $94 million during the first nine months of fiscal 2015. The decrease was largely attributable to the issuance of commercial paper. At June 30, 2015, we had cash and cash equivalents of $84 million, and current availability under our revolving credit agreement of $609 million. The outstanding balance of commercial paper as of June 30, 2015 was $141 million and is included within the Notes payable caption on our Consolidated Balance Sheets.

Borrowings under the revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type. At June 30, 2015, we were in compliance with this financial covenant.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and changes in certain other balance sheet accounts, totaled $278 million in the first nine months of fiscal 2015, compared to $185 million during the same period of fiscal 2014.

Cash provided by operating activities in the first nine months of fiscal 2015 was driven primarily by net income excluding the impact of non-cash impairment charges and depreciation and amortization (net $335 million). In addition, there was a net decrease in working capital driven primarily by lower accounts receivable and inventory, partially offset by lower accounts payable and accrued liabilities.  The inventory reduction was largely driven by lower raw material costs.

Cash provided by operating activities in the first nine months of fiscal 2014 was driven primarily by net income of $182 million plus $150 million of depreciation and amortization and $22 million of dividends from equity affiliates. These sources of cash were partially offset by a net increase in working capital driven primarily by higher accounts receivable and higher inventories.

Cash Flows from Investing Activities

In the nine months ended June 30, 2015, investing activities consumed $111 million of cash and were primarily driven by capital expenditures of $103 million. In the nine months ended June 30, 2014, investing activities provided $22 million of cash and were primarily driven by the receipt of the final cash payment for the sale of our former Supermetals business of $215 million, partially offset by capital expenditures of $115 million and cash paid for the NHUMO acquisition of $73 million (net of cash acquired of $7 million). In each of these years, capital expenditures were primarily related to our lignite mine development project in the Purification Solutions segment, sustaining and compliance capital projects at our operating facilities, and mine development activities for the Specialty Fluids segment.

Capital expenditures for the remainder of fiscal 2015 are expected to be between $40 million and $60 million. Our planned capital spending program for fiscal 2015 is primarily for sustaining and compliance capital projects at our operating facilities, investments in energy related projects, and site-development initiatives.

Cash Flows from Financing Activities

Financing activities consumed $86 million of cash in the first nine months of fiscal 2015 compared to consuming $188 million of cash in the first nine months of fiscal 2014. In the first nine months of fiscal 2015, we used our cash for share repurchases and dividend distributions, partially offset by an increase in our net debt balance of $51 million.

In the nine months ended June 30, 2014, financing activities consumed $188 million of cash primarily related to dividend distributions and a pay down of $138 million of commercial paper. In the first nine months of fiscal 2014, our overall debt balance decreased by $136 million driven primarily by our repayment of commercial paper in the third quarter of fiscal 2014 using the cash received from the sale of the Supermetals business.

Venezuela

We own 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2015, these subsidiaries carried the operating affiliate investment of $15 million and held 18 million bolivars (less than $1 million) in cash.

During each of the nine months ended June 30, 2015 and 2014, the operating affiliate declared  dividends in the amount of $5 million and $4 million, respectively, which were paid in U.S. dollars and repatriated to our wholly-owned subsidiaries.

A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and our wholly owned subsidiaries used an exchange rate that was available to us when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to us on June 30, 2015 was 52 bolivars to the U.S. dollar (B/$).

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

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2015.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$86	$227	$178	$177	$173	$1,911	$2,752
Performance Chemicals	19	60	38	33	33	210	393
Purification Solutions	7	13	9	7	7	8	51
Total	$112	$300	$225	$217	$213	$2,129	$3,196

Off-balance sheet arrangements

We have no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for volumes in the Reinforcement Materials and Performance Chemicals segments the fourth quarter of fiscal 2015 and into early fiscal 2016; factors that are expected to impact profitability of our Reinforcement Materials segment, demand for our mercury removal products and near-term operating results in the Purification Solutions segment and results in our Specialty Fluids segment; our expectations concerning our total impairment charges relating to the assets of our Purification Solutions business; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2015; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new standard related to the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The standard requires, unless certain conditions exist, an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. This standard is applicable for fiscal years beginning after December 15, 2013, and for interim periods within those years. We adopted this standard on October 1, 2014 and the implementation of the new standard did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued a new standard related to “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components of a business that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years and early adoption is permitted, but only for disposals that have not been reported in consolidated financial statements previously issued. The Company expects to adopt this standard beginning on October 1, 2015.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years and early adoption is permitted for the fiscal years beginning after December 15, 2016. The Company expects to adopt this standard on October 1, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Information about market risks for the period ended June 30, 2015 does not differ materially from that discussed under Item 7A of our 2014 10-K.

Item 4.	Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015 and September 30, 2014, there were approximately 38,000 and 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At June 30, 2015 and September 30, 2014, the reserve was $11 million and $13 million, respectively. Cash payments related to this liability were $2 million in the first nine months of both fiscal 2015 and 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2015 – April 30, 2015	—	$—	—	4,700,000
May 1, 2015 - May 31, 2015	200,000	$41.99	200,000	4,500,000
June 1, 2015 - June 30, 2015	374,300	$41.61	374,300	4,125,700
Total	574,300		574,300

(1)

On January 13, 2015, Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1*†

Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010, as modified by the Assignment Letter between Nicholas Cross and Cabot Corporation effective May 15, 2015.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended June 30, 2015 and 2014; (iii) the Consolidated Balance Sheets at June 30, 2015 and September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabot Corporation

Date: August 6, 2015	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 6, 2015	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*†

Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010, as modified by the Assignment Letter between Nicholas Cross and Cabot Corporation effective May 15, 2015.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended June 30, 2015 and 2014; (iii) the Consolidated Balance Sheets at June 30, 2015 and September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, June 30, 2015.