Form 10-K
period 2015-09-30
CABOT CORP
filed 2015-11-25
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2015), the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,832,098,400. As of November 19, 2015, there were 62,566,968 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our expectations regarding our future business performance and overall prospects; demand for our products; the cost savings we expect to achieve from our restructuring plans; when we expect to cease manufacturing operations at our carbon black plant in Merak, Indonesia; the amount expected to be received from the sale of land by our carbon black joint venture in Malaysia; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; our expected tax rate for fiscal 2016; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber and specialty grade carbon blacks, fumed metal oxides, activated carbon, inkjet colorants, aerogel, and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities and operations in the United States and over 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

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

During fiscal 2015, we realigned our global business segments to improve efficiency and resource prioritization, as well as to enable stronger customer focus. Our four business segments are: Reinforcement Materials; Performance Chemicals; Purification Solutions; and Specialty Fluids. The business segments are discussed in more detail later in this section. Financial information about our business segments appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”) and in Note V of the Notes to our Consolidated Financial Statements in Item 8 below (“Note V”).

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

Our rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent to increase tread durability and are also used as a performance additive to reduce rolling resistance and improve traction. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product, including the product’s physical strength, fluid resistance, conductivity and resistivity.

Sales and Customers

Sales of rubber blacks products are made by Cabot employees and through distributors and sales representatives. Sales to three major tire customers represent a material portion of Reinforcement Materials’ total net sales and operating revenues. The loss of any of these customers, or a significant reduction in volumes sold to them, could have a material adverse effect on the Segment.

Under appropriate circumstances, we have entered into supply contracts with certain customers, the typical duration of which is one year. Many of these contracts provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2015, approximately half of our rubber blacks volume was sold under these supply agreements. The majority of the volumes sold under these agreements are sold to customers in North America and Europe.

In addition to sales of our rubber blacks products, we have licensed our patented elastomer composites manufacturing process to Manufacture Francaise des Pneumatiques Michelin for their exclusive use in tire applications. This liquid phase process is used to manufacture compounds of carbon black and natural latex rubber that improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to carbon black/natural rubber compounds made by conventional dry mix methods. As consideration, we receive quarterly royalty payments extending through fiscal 2022.

Much of the rubber blacks we sell is used in tires and automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with two companies with a global presence and numerous other companies that operate regionally. Competition for products within Reinforcement Materials is based on product performance, quality, reliability, price, service, technical innovation, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

Raw Materials

The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations,   the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials, and related transportation costs. Importantly, movements in the market price for crude oil typically affect carbon black feedstock costs.

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, The Netherlands and the United States. Our equity affiliate operates a carbon black plant in Venezuela.

The following table shows our ownership interest as of September 30, 2015 in rubber blacks operations in which we own less than 100% of the common equity:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon and Merak, Indonesia ⁽¹⁾	97% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)
(1)	The Company intends to cease its manufacturing operations in Merak in January 2016.

Performance Chemicals

Performance Chemicals is comprised of two businesses: (i) our Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants, and (ii) our Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, inkjet printing, electronics, and consumer products sectors.

Products

Specialty Carbons and Formulations Business

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications.

Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics.

Our thermoplastic concentrates and compounds, which we refer to as “specialty compounds”, are derived from our specialty grades of carbon black mixed with polymers and other additives.  These products are generally used by plastics formulators in thermoplastic polymer applications, such as cable jacketings, films, fibers, moldings, pipes and sheets, as they are generally easier to handle, mix and disperse for these applications than carbon black alone.  In addition, our electrically conductive compound products generally are used to reduce the risk of damage from electrostatic discharge in plastics applications.

Our inkjet colorants are high-quality pigment-based black and color dispersions based on our patented carbon black surface modification technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including commercial printing, small office/home office and corporate office, and niche applications that require a high level of dispersibility and colloidal stability. Our inkjet inks, which utilize our pigment-based colorant dispersions, are used in the emerging commercial printing segment for digital print.

Metal Oxides Business

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our Specialty Carbons and Formulations business, sales are generally to a broad number of customers. In our Metal Oxides business, sales under long-term contracts with two customers account for a substantial portion of the revenue.

Competition

We are a leading producer of the products we sell in this segment.  We compete in the manufacture of carbon black primarily with two companies with a global presence and several other companies that have a regional presence, some of which export product outside their region. We compete with several companies that produce specialty compounds, primarily in Europe, the Middle East and Asia.  Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications.  Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.  For fumed silica, we compete primarily with two companies with a global presence and several other companies which have a regional presence. For aerogel, we compete principally with one other company that produces aerogel products.  We also compete with non-aerogel insulation products manufactured by regional companies throughout the world.

Competition for our products is based on product performance, quality, reliability, service, technical innovation and price. We believe our product differentiation, technological leadership, operations excellence and customer service provide us with a competitive advantage.

Raw Materials

Raw materials for our products are, in general, readily available.  The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials, and related transportation costs. Importantly, movements in the market price for crude oil typically affect carbon black feedstock costs. The primary raw materials used for our specialty compounds include carbon black sourced from our carbon black plants, thermoplastic resins and mineral fillers from various sources. Raw materials for inkjet colorants include carbon black sourced from our carbon black plants, organic pigments and other treating agents available from various sources.  Raw materials for inkjet inks include pigment dispersions, solvents and other additives.  We believe that all raw materials to produce inkjet colorants and inks are in adequate supply.

Raw materials for the production of fumed silica are various chlorosilane feedstocks. We purchase feedstocks and for some customers convert their feedstock to product on a fee-basis (so called “toll conversion”). We also purchase aluminum chloride as feedstock for the production of fumed alumina. We have long-term procurement contracts or arrangements in place for the purchase of fumed silica feedstock, which we believe will enable us to meet our raw material requirements for the foreseeable future. In addition, we buy some raw materials in the spot market to help ensure flexibility and minimize costs. The principal raw materials for the production of aerogel are silica sol and/or sodium silicate.

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black primarily in China, The Netherlands and the United States. Our specialty compounds are produced in facilities that we own, or have a controlling interest in, located in Belgium, China and the United Arab Emirates. Our inkjet colorants and inks are manufactured at our facility in Haverhill, Massachusetts. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in the United States, China, the United Kingdom, and Germany and a manufacturing plant that produces aerogel in Frankfurt, Germany. An equity affiliate operates a fumed metal oxides plant in Mettur Dam, India.

The following table shows our ownership interest as of September 30, 2015 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (Specialty Carbons and Formulations business)	90% (consolidated subsidiary)
Jiangxi Province, China (Metal Oxides business)	90% (consolidated subsidiary)
Mettur Dam, India (Metal Oxides business)	50% (equity affiliate)

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

Raw Materials

The principal raw materials we use in the manufacture of activated carbon are various forms of coal, including lignite, wood and other carbonaceous materials, which are, in general, readily available and we believe we have in adequate supply. We also own a lignite mine that is operated by Caddo Creek Resources Company, LLC, a subsidiary of the North American Coal Company. The mine began operations in November 2014 and supplies our Marshall, Texas facility.

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in the United States, the United Kingdom, The Netherlands and Italy. Our affiliates operate activated carbon plants in Canada and Mexico. The following table shows our ownership interest as of September 30, 2015 in activated carbon operations in which we own less than 100%:

Location	Percentage Interest
Estevan, Saskatchewan, Canada	50% (contractual joint venture)
Atitalaquia, Hidalgo, Mexico	49% (equity affiliate)

Specialty Fluids

Products

Our Specialty Fluids segment principally produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with the testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products. We also manufacture and sell fine cesium chemicals that are used in a wide range of applications, including catalysts and brazing fluxes.

Sales, Rental and Customers

Sales of our cesium formate products are made to oil and gas operating companies directly by Cabot employees and sales representatives and indirectly through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis and on occasion make direct sales of cesium formate outside of the rental process. After completion of a job under our rental process, the customer returns the remaining fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is lost during use and not returned to Cabot is paid for by the customer.

A large portion of our fluids has been used for drilling and completion of wells in the North Sea with a limited number of customers, where we have supplied cesium formate-based fluids for both reservoir drilling and completion activities on large gas and condensate field projects in the Norwegian Continental Shelf. We continue to look for opportunities to expand the use of our fluids to drilling operations outside of the North Sea, particularly in Asia and the Middle East.

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

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), of which we own a substantial portion of the world’s known pollucite reserves.  In November 2015, we successfully completed a development project at our mine in Manitoba, Canada.  We believe we have sufficient raw material to enable us to continue to supply cesium products for the foreseeable future, based on our anticipated consumption.  We are not currently mining at the site and will assess options to access additional reserves in the mine, various technologies to augment our cesium supply and alternative sources of ore as demand for our cesium products warrants.

Most jobs for which cesium formate is used require a large volume of the product. Accordingly, the Specialty Fluids business maintains a large inventory of fluid.

Operations

Our mine and cesium formate manufacturing facility are located in Manitoba, Canada, and we have fluid blending and reclamation facilities in Aberdeen, Scotland and in Bergen, Norway. In addition, we warehouse fluid at various locations around the world to support existing and potential operations.

Patents and Trademarks

We own and are a licensee of various patents, which expire at different times, covering many of our products as well as processes and product uses. Although the products made and sold under these patents and licenses are important to Cabot, the loss of any particular patent or license would not materially affect our business, taken as a whole. We sell our products under a variety of trademarks we own and take reasonable measures to protect them.  While our trademarks are important to Cabot, the loss of any one of our trademarks would not materially affect our business, taken as a whole.

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

Employees

As of September 30, 2015, we had approximately 4,600  employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

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

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $16 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $17 million in environmental-related capital expenditures at existing facilities in fiscal 2015 and anticipate spending approximately $34 million for such matters in fiscal 2016.

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

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulphur dioxide and particulate matter emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. The EU Emission Trading Scheme applies to our carbon black facilities and one activated carbon facility in Europe.  In China, two of our carbon black facilities are participating in an emissions trading regional pilot program associated with the development of a national trading program.  In the U.S., some of our facilities are required to report their greenhouse gas emissions, but are not currently subject to programs requiring trading or emission controls.  We generally expect to purchase emission credits where necessary to respond to allocation shortfalls.  In addition, air emission regulations may be adopted in the future in other regions and countries where we operate which could have an impact on our operations.

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

Our operations and performance are affected by worldwide and regional economic conditions. Continued uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products. We may also experience pricing pressure on products and services, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction measures that exceed declines in the actual underlying demand. Our businesses are sensitive to industry capacity utilization, particularly Reinforcement Materials and Purification Solutions. As a result, pricing tends to fluctuate when capacity utilization changes occur, which could affect our financial performance.

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

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a significant reduction in volumes sold to them, could adversely affect our results of operations until such business is replaced or any temporary disruption ends. Any deterioration in the financial condition of any of our customers that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken and expect to continue to undertake cost reduction initiatives and organizational restructurings to improve operating efficiencies, optimize our asset base and generate cost savings. For example, we have recently undertaken a restructuring plan to reduce our cost structure. We cannot be certain that we will be able to complete these initiatives as planned or without business interruption, or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

Volatility in the price of energy and raw materials could impact our margins and working capital.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, movements in the market price for crude oil typically affect carbon black feedstock costs. Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which can affect our working capital and results of operations. Certain of our carbon black supply contracts contain provisions that adjust prices to account for changes in a relevant feedstock price index. We attempt to offset the effects of increases in raw material costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results.  Rapid declines in energy and raw material costs can also negatively impact our financial results, as such changes can negatively affect the returns we receive on our energy centers and yield improvement investments, and may negatively impact our contract pricing adjustments.  In addition, we use a variety of feedstock indices in our supply contracts to adjust our prices for changes in raw materials costs.  Depending on feedstock markets and our choice of feedstocks, the indices we use in our supply contracts may not precisely track  our actual costs.  This could result in an incongruity between our contract pricing adjustments and changes in our actual feedstock costs, which can affect our margins.

The strategic growth plan of the mercury removal products portion of our Purification Solutions segment relies significantly on the enforcement of environmental laws and regulations, and if our assumptions about future sales and profitability prove incorrect, we may be required to impair certain assets.

The strategic growth plan for the mercury removal products portion of our Purification Solutions segment relies significantly upon the enforcement of environmental laws and regulations, particularly those that would require industrial facilities to reduce the quantity of air pollutants they release. In particular, we expect demand for our activated carbon products to increase as coal fired utilities in the U.S. enhance their emission control systems in order to comply with the U.S. Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels. The implementation period for the MATS regulation began in April 2015, although state permitting agencies that enforce these standards were authorized to allow a one-year extension of time for compliance.  In addition, the MATS regulation has been subject to legal challenge, and in June, 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants, including mercury, emitted by coal-fired utilities and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings.  Pending these legal proceedings, the MATS regulation remains in effect and utilities are required to comply with these emission regulations unless they obtained an extension.  However, there are a number of possible outcomes of the U.S. Court of Appeals’ current review, ranging from the current rule staying in place to a significant multi-year delay in the time when compliance is required, if at all. In our assumptions about the future sales and profitability of the mercury removal products portion of our Purification Solutions segment, we have assumed an approximate two year delay in the time within which compliance with MATS will be required.  If our assumptions concerning sales volumes or margins are incorrect because of a change in the implementation of or requirements under MATS as a result of the Court’s review or otherwise, our actual results for our activated carbon business could be less than expected, which could lead to an impairment of certain assets.

Our mining operations have the potential to cause safety issues, including those that could result in significant personal injury.

We own two mines, a cesium mine in Manitoba, Canada, a portion of which is located under Bernic Lake, and an above-ground lignite mine, which is located close to our Marshall, Texas facility and operated by a subsidiary of The North American Coal Company. Mining operations by their nature are activities that involve a high level of uncertainty and are often affected by risks and hazards outside of our control. At our lignite mine, the risks are primarily operational risks associated with the maintenance and operation of the heavy equipment required to dig and haul the lignite, and risks relating to lower than expected lignite quality or recovery rates.   Our underground mine in Manitoba is subject to a number of risks, including industrial accidents, unexpected geological conditions, fall of ground accidents or structural collapses, which, in the case of our cesium mine, could lead to flooding, and lower than expected ore quality, ore grades or recovery rates.  In 2013, following a fall of ground in a portion of the mine that contains significant cesium reserves, we implemented additional safety measures and added several types of monitoring devices in the mine.  Since that time, the monitoring devices have indicated good structural stability in the mine, however, the structural stability may change at any time and there is a possibility of further deterioration and flooding of this mine.  In November 2015, we successfully completed a development project at our mine in Manitoba, Canada and we are not currently mining at the site.  The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production, and potential legal liabilities.

Any failure to realize benefits from acquisitions, alliances or joint ventures could adversely affect future financial results.

Attainment of our strategic plan objectives requires, in part, strategic acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology, or both. The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business results.

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

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2015. Although much of our international business is currently in regions where the political and economic risk levels and established legal systems are similar to those in the U.S., we also conduct business in countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit. We have an equity method investment in Venezuela, a country that has established rigid controls over the ability of foreign companies to repatriate cash and which has effectively devalued its currency in the past. Such exchange controls could potentially impact our ability, in both the short and long term, to recover both the cost of our investment and earnings from that investment.

We face competition from other specialty chemical companies.

We operate in a highly competitive marketplace. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer a similar functionality as our products and could be substituted for our products, may negatively affect demand for our products. In addition, actions by our competitors could affect our ability to maintain or raise prices, successfully enter new markets or maintain or grow our market position.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including, but not limited to, those involving environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, and coal worker’s pneumoconiosis. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including liabilities associated with respirator claims) or in connection with environmental remediation activities could adversely affect our financial results or cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2015, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

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

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities, and, in certain geographic areas, to pay emissions-related fees based on certain emissions levels. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts.  Success in offsetting any such increased regulatory costs is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served.  Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales.  See “Item 3 Legal Proceedings—Environmental Proceedings”.

Regulations requiring a reduction of greenhouse gas emissions may impact our carbon black and activated carbon operations.

Global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. The European Commission’s Emissions Trading Scheme applies to our carbon black facilities and one of our activated carbon facilities in Europe, and we generally expect to purchase emission credits where necessary to respond to allocation shortfalls. However, if our carbon black or activated carbon operations generate more carbon dioxide than our allocations permit, the cost to purchase allocation credits at that time may be unacceptable to us. There are also regulatory developments in other regions and countries, including the U.S., Canada, China and Brazil, regarding greenhouse gas emission reduction programs. Those programs have not yet been fully defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

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

The reduction or elimination of tariffs placed on U.S. imports of Chinese activated carbon could have a material adverse effect on our Purification Solutions segment.

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

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids
Americas Region
Alpharetta, GA*(1)	X	X	X	X
Tuscola, IL		X
Canal, LA	X	X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Haverhill, MA		X
Midland, MI		X
Pryor, OK			X
Marshall, TX			X
Pampa, TX	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**				X
Altamira, Mexico	X
Sarnia, Ontario	X	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids
EMEA Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy (2 plants)	X		X
Riga, Latvia*(1)	X	X	X	X
Bergen, Norway*				X
Schaffhausen, Switzerland*	X	X	X	X
Botlek, The Netherlands**	X	X
Amersfoort, The Netherlands*			X
Klazienaveen, The Netherlands			X
Zaandam, The Netherlands			X
Dubai, United Arab Emirates*		X
Purton, United Kingdom (England)			X
Aberdeen, United Kingdom (Scotland)*				X
Glasgow, United Kingdom (Scotland)			X
Barry, United Kingdom (Wales)**		X
Asia Pacific Region
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Mumbai, India*	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*(1)	X	X
Merak, Indonesia(2)	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X	X	X
Port Dickson, Malaysia**	X

(1)	Business service center
(2)	The Company intends to cease its manufacturing operations in Merak in January 2016.
*	Leased premises
**	Building(s) owned by Cabot on leased land

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2015, unless otherwise specified.

Environmental Proceedings

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the United States. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, which was approved by the U.S. District Court for the Western District of Louisiana in March, 2014, Cabot paid a combined $975,000 civil penalty to EPA and LDEQ, agreed to fund environmental mitigation projects in the three communities where the plants are located for a total cost of approximately $450,000, two of which have been completed, and will install technology controls for sulfur dioxide and nitrogen oxide. We expect that the capital costs to install these controls will total approximately $100 million and be incurred through calendar year 2020. In addition, Cabot has agreed to certain best management practices (“BMPs”) to control emissions of particulate matter at the three locations. Continental Carbon settled with EPA on similar terms in 2015. It is expected that other carbon black manufacturers will also be required to install technology controls and agree to adopt BMPs at their U.S. facilities in connection with this initiative and are also likely to pay a civil penalty and fund mitigation projects.

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

As of September 30, 2015, we had a $16 million reserve for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $7 million. The $16 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, the ability of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

In addition to Cabot’s subsidiary and as described above, other parties are responsible for significant portions of the costs of respirator liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases. These parties include Aearo, AO, AO’s insurers, another former owner and its insurers, and a third-party manufacturer of respirators formerly sold under the AO brand and its insurers (collectively, with Cabot’s subsidiary, the “Payor Group”).

As of September 30, 2015 and 2014, there were approximately 38,000 and 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we have engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the value of the share of these liabilities that reflect our period of direct manufacture and our contractual obligations. Based on the HR&A estimates, we have recorded an $11 million reserve for our estimated share of liability for pending and future respirator claims. We made payments related to our respirator liability of $2 million in each of fiscal 2015, 2014 and 2013.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of the insurance coverage of the members of the Payor Group or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group, and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Other Matters

We have various other lawsuits, claims and contingent liabilities. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers as of November 25, 2015.

Patrick M. Prevost, age 60, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since joining Cabot in January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP plc and Amoco.

Eduardo E. Cordeiro, age 48, is Executive Vice President and Chief Financial Officer and President of the Americas and Europe, Middle East and Africa (“EMEA”) regions. Mr. Cordeiro joined Cabot in 1998 and has served in a variety of leadership positions, including Corporate Controller, General Manager of the Fumed Metal Oxides business and General Manager of the Supermetals business. He was responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009.

Nicholas S. Cross, age 54, is Executive Vice President and President of Performance Chemicals and Specialty Fluids. Mr. Cross joined Cabot in September 2009 as President of the EMEA region and was appointed President of Advanced Technologies in January 2013 and President of Performance Chemicals in November 2014. He was appointed Vice President upon joining Cabot in 2009, Senior Vice President in March 2012 and Executive Vice President in November 2014. Prior to joining Cabot, Mr. Cross held a variety of leadership positions in BP plc’s Chemicals, Oil and Gas businesses, including Director of Chemicals Strategy and Head of International NGLs.

Sean D. Keohane, age 48, is Executive Vice President and President of Reinforcement Materials. Mr. Keohane joined Cabot in August 2002 and was named General Manager of Performance Chemicals in May 2008. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals and in November 2014 he was appointed President of Reinforcement Materials. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014.

Brian A. Berube, age 53, is Senior Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001, business General Counsel in March 2002, and General Counsel in March 2003. Mr. Berube was appointed Vice President in March 2002 and Senior Vice President in March 2012.

Friedrich von Gottberg, age 47, is Senior Vice President and President of Purification Solutions.  Mr. von Gottberg joined Cabot in 1997.  Since joining the Company he has held a variety of leadership positions in Research and Development and Finance.  Prior to assuming his current role in January 2013, he was Vice President of the New Business Group from March 2008 until March 2012, and Senior Vice President and President of Advanced Technologies from March 2012 until January 2013.  Mr. von Gottberg was appointed Vice President in March 2005 and Senior Vice President in March 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 19, 2015, there were 792 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2015
Cash dividends per share	$0.22	$0.22	$0.22	$0.22
Price range of common stock:
High	$50.86	$47.94	$47.27	$38.59
Low	$39.62	$40.33	$37.24	$31.04
Fiscal 2014
Cash dividends per share	$0.20	$0.20	$0.22	$0.22
Price range of common stock:
High	$51.72	$59.28	$61.46	$59.12
Low	$41.59	$46.24	$55.05	$50.36

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015—July 31, 2015	—	$—	—	4,125,700
August 1, 2015—August 31, 2015	380,000	$33.99	380,000	3,745,700
September 1, 2015—September 30, 2015	80,000	$33.54	80,000	3,665,700
Total	460,000		460,000

(1)

On January 13, 2015, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to five million shares of its common stock on the open market or in privately negotiated transactions. The prior repurchase authorization was terminated at that time. The current authorization does not have a set expiration date. In the fourth quarter of 2015, Cabot repurchased 460,000 shares under this authorization.

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

	Years Ended September 30
	2015	2014	2013	2012	2011
	(Dollars in millions, except per share amounts and ratios)
Consolidated Net (Loss) Income
Net sales and other operating revenues	$2,871	$3,647	$3,456	$3,291	$3,091
Gross profit	585	721	633	644	553
Selling and administrative expenses	282	326	297	281	247
Research and technical expenses	58	60	68	72	63
Purification Solutions long-lived assets impairment charge	210	—	—	—	—
Purification Solutions goodwill impairment charge	352	—	—	—	—
(Loss) income from operations	(317)	335	268	291	243
Net interest expense and other charges(1)	(60)	(27)	(58)	(45)	(40)
(Loss) income from continuing operations (2)	(377)	308	210	246	203
Benefit (provision) for income taxes (3)	45	(92)	(60)	(55)	(6)
Equity in earnings of affiliated companies	4	—	11	11	8
Income (loss) from discontinued operations, net of tax	2	2	(1)	204	53
Net (loss) income	(326)	218	160	406	258
Net income attributable to noncontrolling interests, net of tax	8	19	7	18	22
Net (loss) income attributable to Cabot Corporation	$(334)	$199	$153	$388	$236
Common Share Data
Diluted net (loss) income attributable to Cabot Corporation:
(Loss) income from continuing operations	$(5.29)	$3.01	$2.37	$2.84	$2.77
Income (loss) from discontinued operations	0.02	0.02	(0.01)	3.15	0.80
Net (loss) income attributable to Cabot Corporation	$(5.27)	$3.03	$2.36	$5.99	$3.57
Dividends	$0.88	$0.84	$0.80	$0.76	$0.72
Closing prices	$31.56	$50.77	$42.71	$36.57	$24.78
Weighted-average diluted shares outstanding— millions	63.4	65.1	64.5	64.2	65.4
Shares outstanding at year end—millions	62.5	64.4	64.0	63.3	63.9
Consolidated Financial Position
Current assets	$1,048	$1,364	$1,495	$1,443	$1,555
Net property, plant, and equipment	1,383	1,581	1,600	1,547	1,031
Other assets	644	1,139	1,138	1,409	555
Total assets	$3,075	$4,084	$4,233	$4,399	$3,141
Current liabilities	$441	$630	$844	$919	$656
Long-term debt	970	1,004	1,020	1,172	556
Other long-term liabilities	326	386	286	369	313
Cabot Corporation stockholders’ equity	1,234	1,942	1,951	1,813	1,487
Noncontrolling interests	104	122	132	126	129
Total liabilities and stockholders’ equity	$3,075	$4,084	$4,233	$4,399	$3,141
Selected Financial Ratios
Adjusted return on invested capital(4)	8%	9%	8%	12%	16%
Net debt to capitalization ratio(5)	41%	33%	36%	40%	20%
Adjusted return on net assets(6)	9%	10%	9%	12%	14%

(1)

Net interest expense and other charges includes foreign currency activity as follows: a loss of $8 million for fiscal 2015, a loss of $2 million for fiscal 2014, a gain of $2 million for fiscal 2013, and losses of $2 million and $6 million for fiscal 2012 and 2011, respectively.

(2)	Income from operations includes certain items as presented in the table below. Refer to Note V to the consolidated financial statements for a description of certain items.

	Years Ended September 30
	2015	2014	2013	2012	2011
	(Dollars in millions)
Global restructuring activities (Note P)	$(21)	$(29)	$(35)	$(17)	$(18)
Legal and environmental matters and reserves	—	(18)	(1)	(8)	(1)
Acquisition and integration-related charges	(5)	(7)	(21)	(26)	—
Employee benefit plan settlement and other charges (Note N)	(21)	—	—	—	—
Impairment of goodwill and long-lived assets of Purification Solutions (Note G)	(562)	—	—	—	—
Foreign currency (loss) gain on revaluations	(2)	(3)	3	—	—
Gain on existing investment in NHUMO	—	29	—	—	—
Inventory adjustment (Note E)	(6)	—	—	—	—
Certain items, pre-tax	$(617)	$(28)	$(54)	$(51)	$(19)

(3)

The Company’s effective tax rate for fiscal 2015 was a benefit of 12%, which included $13 million of discrete tax benefits composed of $7 million for tax settlements, $4 million for repatriation, and $2 million for the renewal of the U.S. research and experimentation credit. The Company’s effective tax rate for fiscal 2014 was a provision of 30% which included net discrete charges of $17 million, composed of a $20 million charge for a valuation allowance, offset by $3 million of net tax benefit primarily related to tax settlements. The Company’s effective tax rate for fiscal 2013 was a provision of 28% which included net discrete charges of $3 million, composed of a $13 million foreign currency related charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation (“R&E”) credit, and other miscellaneous tax items in the tax provision. The Company’s effective tax rate for fiscal 2012 was a provision of 22% which includes net discrete tax benefits of $8 million from the release of a valuation allowance and $3 million from settlements and miscellaneous tax items. The Company’s effective tax rate for fiscal 2011 was a provision of 3% which includes net tax benefits of $24 million from the repatriation of high taxed income, $10 million from the settlements of various tax audits, $2 million from the renewal of the R&E credit and $2 million for investment incentive tax credits recognized in China.

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
Certain items Discontinued operations

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

Discontinued operations

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price. Taxes collected on sales to customers are excluded from revenues.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years ended September 30
	2015	2014	2013
Reinforcement Materials	54%	59%	57%
Performance Chemicals	33%	29%	30%
Purification Solutions	11%	9%	10%
Specialty Fluids	2%	3%	3%

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

Inventory Valuation

The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption was $24 million at September 30, 2015 and $28 million at September 30, 2014. These inventories represent 6% and 5% of total worldwide inventories at September 30, 2015 and 2014, respectively. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $30 million and $52 million higher as of September 30, 2015 and 2014, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to Cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to Cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

We review inventory for both potential obsolescence and potential declines in anticipated selling prices periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of inventory and the estimated market value. Historically, such write-downs have not been material. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

Intangible Assets and Goodwill Impairment

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Chemicals are considered separate reporting units. The goodwill balance relative to this segment is recorded in the Metal Oxides reporting unit.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit was less than its carrying amount and an impairment charge was recorded in the third quarter of fiscal 2015 as described below under “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges.” Due to the impairment recorded, the fair value of the Purification Solutions reporting unit was insignificantly higher than its carrying value. No events occurred in the fourth fiscal quarter of 2015 that would suggest that it is more likely than not that the carrying values of any of our reporting units exceeded its fair value.

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

Definite-lived intangible assets, which are comprised of customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. We evaluate indefinite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level.  Refer to the “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges” section below for details on the impairment test performed on intangible assets of the Purification Solutions reporting unit and the resulting impairment charges recorded. Effective in the third quarter of fiscal year 2015 and as a part of the impairment assessment performed, we determined that the trademarks for Purification Solutions no longer had an indefinite life.

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

Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During fiscal 2015 and as a result of the impairment tests performed on goodwill and long-lived assets of the Purification Solutions reporting unit, we recorded impairment charges and an associated tax benefit in the Consolidated Statements of Operations as follows:

Year Ended September 30, 2015
(Dollars in millions)
Purifications Solutions goodwill impairment charge	$352
Purification Solutions long-lived assets impairment charge	210
Provision (benefit) for income taxes	(80)
Impairment charges, after tax	$482

The future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and our successful realization of our anticipated share of volumes in this segment. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. In November 2014, the U.S. Supreme Court agreed to consider whether the EPA appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities.  On June 29, 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by coal-fired utilities, and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings.

The implementation period for the MATS regulations began in April 2015. With this recent implementation and associated customer and industry developments during the third fiscal quarter, as well as the Supreme Court’s ruling, we reassessed our previous estimates for expected growth in volumes, prices and margins in the Purification Solutions reporting unit. The main drivers of growth, including the size of the overall mercury removal industry, utility adoption rates, usage levels, and pricing, among others were lowered from previous estimates. Based on these revised estimates and as part of step one of the annual impairment test, we determined the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test.

In determining the fair value of the Purification Solutions reporting unit, we used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods including, timing of MATS implementation, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. We assumed a two year delay in the final MATS implementation due to the U.S. Supreme Court’s ruling. Additional impairment charges may be required if the rulings of the U.S. Court of Appeals for the District of Columbia Circuit on remand result in a delay in the implementation of MATS that is longer than two years or if the regulation is vacated. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) is used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ costs of equity and debt, capital structure and risk factors specific to the Purification Solutions reporting unit.

Step two of the goodwill impairment test requires us to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. As of June 30, 2015, we recorded a pre-tax goodwill impairment charge in the amount of $353 million. We completed the step two analysis in the fourth quarter of fiscal year 2015, which resulted in recording a credit of $1 million to the pre-tax goodwill impairment charge. Therefore, for the year ended September 30, 2015, the pre-tax goodwill impairment charge was $352 million.

Based on the same factors leading to goodwill impairment, we also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. We used the income approach to determine the fair value of the indefinite-lived intangible assets represented by the trademarks of Purification Solutions and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, we concluded that an indefinite life of such assets could no longer be supported and have begun amortizing these assets on their estimated useful life.  We also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, which was determined to be the lowest level of identifiable cash flows, and these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. We used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value our property, plant and equipment. We recorded impairment charges of $119 million and $51 million, to our definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended June 30, 2015. We completed the impairment analysis in the fourth quarter of fiscal year 2015 which resulted in increasing the property, plant and equipment impairment charge by $1 million to $52 million. Therefore, for the year ended September 30, 2015, the long-lived assets impairment charge was $210 million. In connection with the long-lived assets impairment charges, we recorded a deferred tax benefit of $80 million to our income tax provision.

The performance of the Purification Solutions reporting unit will continue to be monitored. If the reporting unit does not achieve the financial performance that we expect or events or circumstances change, it is possible that additional impairment charges may result.

Pensions and Other Postretirement Benefits

We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain postretirement health care and life insurance benefits for our retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to both the assets we hold to fund our plans (where applicable) and the characteristics of the benefits that will ultimately be provided to our employees. The most significant assumptions relative to our plan assets include the anticipated rates of return on these assets. Assumptions relative to our pension obligations are more varied; they include estimated discount rates, rates of compensation increases for employees, and mortality, employee turnover and other related demographic data. Projected health care and life insurance obligations also rely on the above mentioned demographic assumptions and assumptions surrounding health care cost trends. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by certain of the other parties which contribute to the settlement of respirator claims, or the indemnity provided by a former owner of the business, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

Total segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total segment EBIT to Income from continuing operations before income taxes and equity in earnings of affiliated companies is provided in Note V of our consolidated financial statements.

Cabot is organized into four reportable business segments: Reinforcement Materials, Performance Chemicals, Purification Solutions, and Specialty Fluids. In fiscal 2015, we realigned our business reporting structure into these four segments.  Segment results have been recast for all periods presented to reflect the realignment of our global business segments. The new segment structure is designed to improve efficiency and resource prioritization and reflects how our chief operating decision maker reviews segment results to assess performance and allocate resources.

Our analysis of financial condition and operating results should be read with our consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by segment. In Reinforcement Materials, demand is influenced on a long-term basis primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; and iii) the number of automotive builds. Over the past several years, operating results have been driven by a number of factors, including: i) increases or decreases in our sales volumes driven by changes in production levels for tires or industrial rubber products and the level at which we service that demand; ii) changes in raw material costs and our ability to adjust the sales price for our products commensurate with changes in raw material costs; iii) changes in pricing and product mix dependent on the level of price increases or decreases to customers as well as the mix of products sold or the region in which they are sold; iv) global and regional capacity utilization for carbon black; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities; and viii) royalties and technology payments related to our patented elastomer composites technology that is used in tire applications.

In Performance Chemicals, longer term demand is driven primarily by the construction and infrastructure, automotive, electronics and consumer products industries. In recent years, operating results in Performance Chemicals have been driven by: i) increases or decreases in sales volumes to the industries previously noted; ii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; iii) our ability to obtain value pricing for this differentiation; iv) the cost of new capacity; and v) the adoption of new products for use in our customers’ applications.

In Purification Solutions, longer term demand is driven primarily by the demand for activated carbon based solutions for water, gas and air, pharmaceuticals, food and beverages, catalysts and other chemical applications. Operating results in Purification Solutions have been influenced by i) changes in volume in the various applications previously noted, ii) the amount of coal-based power generation utilized in the U.S. and the regulation of those utilities, iii) management of our operations, including inventory levels, and the commensurate costs, iv) changes in price and product mix, and v) industry capacity utilization.

In Specialty Fluids, demand for cesium formate is primarily driven by the level of drilling activity for high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Operating results in Specialty Fluids are influenced by the number of drilling projects as well as the size, type and duration of the drilling jobs within the business.

Overview of Results for Fiscal 2015

During fiscal 2015, Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies decreased compared to fiscal 2014 largely due to an impairment charge related to the assets of Purification Solutions. The impairment was driven by a less favorable estimate of the developing business for activated carbon in mercury removal applications and uncertainty created by the June 2015 U.S. Supreme Court decision regarding the Mercury and Air Toxics Standards (“MATS”) regulations.  This resulted in a pre-tax Long-lived assets impairment charge of $210 million and a pre-tax Goodwill impairment charge of $352 million. The total after-tax charge was $482 million. In addition, results declined due to margin pressure in Reinforcement Materials and lower project activity in Specialty Fluids, partially offset by improved EBIT results in Purification Solutions and Performance Chemicals.

Fiscal 2015 compared to Fiscal 2014 and Fiscal 2014 compared to Fiscal 2013—Consolidated

Net Sales and other operating revenue and Gross Profit

	Years ended September 30
	2015	2014	2013
	(Dollars in millions)
Net sales and other operating revenues	$2,871	$3,647	$3,456
Gross profit	$585	$721	$633

The $776 million decrease in net sales from fiscal 2014 to fiscal 2015 was due primarily to a less favorable price and product mix (combined $433 million), an unfavorable impact from foreign currency translation ($203 million), a decrease in volumes ($116 million), lower elastomer composites royalties and technology payments ($10 million), and lower royalties in Purification Solutions ($3 million). The less favorable price and product mix impact was primarily due to lower selling prices during the year from price adjustments to customers for decreases in raw materials costs.  The $191 million increase in net sales from fiscal 2013 to fiscal 2014 was due primarily to an increase in volumes ($247 million). The improvement was partially offset by a less favorable price and product mix (combined $57 million).

Gross profit decreased by $136 million in fiscal 2015 when compared to fiscal 2014 driven by lower margins in Reinforcement Materials and lower volumes in Specialty Fluids. Gross profit increased by $88 million in fiscal 2014 when compared to fiscal 2013 driven by higher volumes, raw material purchasing savings, and the benefits from energy efficiency investments.

Selling and Administrative Expenses

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Selling and administrative expenses	$282	$326	$297

Selling and administrative expenses decreased by $44 million in fiscal 2015 when compared to fiscal 2014. The decrease was principally driven by reduced spending on travel and corporate projects, lower incentive compensation expense, and lower expenses related to a 2014 restructuring in our Europe, Middle East and Africa (“EMEA”) business service center. Selling and administrative expenses increased by $29 million in fiscal 2014 when compared to fiscal 2013. The increase was principally driven by higher expenses related to the restructuring of our EMEA business service center, the addition of NHUMO, and higher costs associated with corporate projects.

Research and Technical Expenses

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Research and technical expenses	$58	$60	$68

Research and technical expenses decreased by $2 million in fiscal 2015 when compared to fiscal 2014 due to lower spending on projects across the segments.  Research and technical expenses decreased by $8 million in fiscal 2014 when compared to fiscal 2013 primarily due to lower costs from the benefits associated with restructuring-related activities as we focus on activities that are closer to our existing businesses.

Purification Solutions Long-Lived Assets and Goodwill Impairment Charges

	Years ended September 30
	2015	2014	2013
	(Dollars in millions)
Purification Solutions long-lived assets impairment charge	$210	$—	$—
Purification Solutions goodwill impairment charge	$352	$—	$—

The Purification Solutions long-lived assets and goodwill impairment charges were recorded during fiscal 2015. Refer to Note G for further information on these charges.

Interest and Dividend Income

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Interest and dividend income	$4	$3	$5

Interest and dividend income increased by $1 million in fiscal 2015 when compared to fiscal 2014 due to higher interest earned on cash balances. Interest and dividend income decreased by $2 million in fiscal 2014 when compared to fiscal 2013 due to lower interest earned on cash balances.

Interest Expense

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Interest expense	$53	$55	$62

Interest expense decreased by $2 million in fiscal 2015 as compared to fiscal 2014. The decrease was primarily due to the repayment of certain long-term debt. Interest expense decreased by $7 million in fiscal 2014 as compared to fiscal 2013. The decrease was due to the maturity of long-term debt in the fourth quarter of fiscal 2013 that was refinanced with commercial paper carrying a lower interest rate.

Other (Expense) Income

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Other (expense) income	$(11)	$25	$(1)

Other (expense) income during fiscal 2015 changed by $36 million as compared to fiscal 2014 due primarily to a gain recognized on our existing equity investment in NHUMO ($29 million) in fiscal 2014 as a result of the NHUMO transaction and the unfavorable comparison of foreign currency movements ($6 million). Other (expense) income during fiscal 2014 changed by $26 million as compared to fiscal 2013 due primarily to a gain recognized on our existing equity investment in NHUMO ($29 million) as a result of the NHUMO transaction. This gain was partially offset by an unfavorable comparison of foreign currency movements.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
(Benefit) provision for income taxes	$(45)	$92	$60
Effective tax rate	12%	30%	28%
Impact of discrete tax items:
Unusual or infrequent items	(2)%	(7%)	(3%)
Items related to uncertain tax positions	(2)%	3%	2%
Other discrete tax items	1%	(2%)	1%
Impact of certain items	17%	3%	(2%)
Operating tax rate	26%	27%	26%

The benefit for income taxes was $45 million for fiscal 2015, resulting in an effective tax rate of 12%. This amount included net tax benefits of $107 million, principally comprised of an $80 million benefit from the impairment of the Purification Solutions segment, $14 million of benefits from other certain items and $13 million of benefits from discrete tax items. See Note G of the consolidated financial statements for details of the impairment. The operating tax rate for fiscal 2015 was 26%.

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

Our anticipated operating tax rate for fiscal 2016 is between 26% and 28%. The IRS has not yet commenced the audit of our 2012 and later tax years and certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2016 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interest, net of tax

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$4	$—	$11
Net income attributable to noncontrolling interests, net of tax	$8	$19	$7

Equity in earnings of affiliated companies, net of tax, increased by $4 million in fiscal 2015 compared to fiscal 2014. The increase was primarily due to higher earnings from our Venezuelan equity affiliate. Equity in earnings of affiliated companies, net of tax, decreased by $11 million in fiscal 2014 compared fiscal 2013. The decline was primarily due to the consolidation of the earnings of NHUMO following the NHUMO transaction and lower earnings from our Venezuelan equity affiliate, including the unfavorable impact from the devaluation of the Venezuelan bolivar.

For fiscal 2015, net income attributable to noncontrolling interests, net of tax, decreased by $11 million compared to fiscal 2014 due to lower profitability of our joint ventures. For fiscal 2014, net income attributable to noncontrolling interests, net of tax, increased by $12 million compared to fiscal 2013 due to higher profitability of our joint ventures and charges associated with our 2013 restructuring in Malaysia that did not repeat in fiscal 2014.

Income (Loss) from Discontinued Operations, net of tax

During fiscal 2014, we divested our Security Materials business and during fiscal 2012, we divested our Supermetals business. Accordingly, for all periods we have classified the income or loss from these businesses as Income from discontinued operations, net of tax.

Net (Loss) Income Attributable to Cabot Corporation

In fiscal 2015, we reported a net loss of $334 million ($5.27 per diluted common share). The loss is driven by the Purification Solutions long-lived asset and goodwill impairment charges more fully discussed in Note G to our consolidated financial statements.  This is compared to net income of $199 million ($3.03 per diluted common share) in fiscal 2014 and net income of $153 million ($2.36 per diluted common share) in fiscal 2013.

Fiscal 2015 compared to Fiscal 2014 and Fiscal 2014 compared to Fiscal 2013—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for fiscal 2015, 2014 and 2013 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note V of our Consolidated Financial Statements.

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Total segment EBIT	$332	$447	$386
Certain items	(617)	(28)	(54)
Other unallocated items	(92)	(111)	(122)
(Loss) income from continuing operations before income taxes and equity in earnings of affiliated companies	$(377)	$308	$210

In fiscal 2015, total segment EBIT decreased by $115 million when compared to fiscal 2014. The decrease was driven by lower volumes ($69 million), lower unit margins ($44 million), an unfavorable comparison of foreign currency movements ($20 million), lower elastomer composites royalties and technology payments ($10 million), lower Purification Solutions royalties ($3 million) and the absence of a one-time insurance recovery in fiscal 2014 that did not repeat in fiscal 2015 in Purification Solutions ($9 million).  These impacts were partially offset by lower fixed costs ($46 million).

In fiscal 2014, total segment EBIT increased by $61 million when compared to fiscal 2013. The increase was driven by higher volumes ($84 million), higher unit margins ($23 million) that resulted from raw material purchasing savings and the benefits from energy efficiency investments, a favorable comparison of foreign currency movements ($15 million), and higher royalty and technology payments in elastomer composites ($11 million). These increases were partially offset by higher fixed costs ($73 million) driven by costs from new capacity in the Reinforcement Materials segment and higher maintenance costs in the Purification Solutions segment.

Certain Items:

Details of the certain items for fiscal 2015, 2014, and 2013 are as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Impairment of goodwill and long-lived assets of Purification Solutions	$(562)	$—	$—
Global restructuring activities	(21)	(29)	(35)
Acquisition and integration-related charges	(5)	(7)	(21)
Employee benefit plan settlement and other charges	(21)	—	—
Foreign currency (loss) gain on revaluations	(2)	(3)	3
Gain on existing investment in NHUMO	—	29	—
Legal and environmental matters and reserves	—	(18)	(1)
Inventory reserve adjustment	(6)	—	—
Total certain items, pre-tax	$(617)	$(28)	$(54)
Tax-related certain items
Tax impact of certain items	$94	$17	$10
Tax impact of certain foreign exchange (losses) gains	—	—	(12)
Tax impact of non-deductible interest expense	—	—	—
Discrete tax items	13	(17)	11
Total tax-related certain items	—	—	9
Total certain items after tax	$(510)	$(28)	$(45)

Certain items for fiscal 2015 include charges related to the impairment of Purification Solutions long-lived assets and goodwill, restructuring activities, acquisition and integration-related charges, foreign currency impacts on revaluations, employee benefit plan settlements, an inventory adjustment, and tax certain items. Details of the impairment of goodwill and long-lived assets are included in Note G of the Consolidated Financial Statements.  Details of restructuring activities are included in Note P of the Consolidated Financial Statements. Acquisition and integration-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments and other expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO. A discussion of employee benefit plan settlements is included in Note N of the consolidated financial statements. A discussion of the inventory reserve adjustment is included in Note E of the consolidated financial statements. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Interest expense	$(53)	$(55)	$(62)
Equity in earnings of affiliated companies, net of tax	(4)	—	(11)
Unallocated corporate costs	(46)	(54)	(48)
General unallocated income (expense)	11	(2)	(1)
Total other unallocated items	$(92)	$(111)	$(122)

Other unallocated items include Interest expense, Equity in earnings of affiliated companies, net of tax, Unallocated corporate costs, and General unallocated income (expense). The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to new technology efforts. The balances of General unallocated expense primarily include foreign currency transaction gains (losses), interest income, dividend income, the elimination of profit related to unearned revenue, and the cost of sales impact of LIFO accounting.

In fiscal 2015, costs from total other unallocated items decreased by $19 million when compared to fiscal 2014. The decrease was driven by a change of $13 million of General unallocated income (expense) due to the cost of sales impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($19 million) partially offset by the unfavorable impact of changes in foreign currency movements ($6 million).  In addition, Unallocated corporate costs decreased by $8 million primarily associated with lower spending for corporate projects and lower expenses related to incentive compensation.

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2015, 2014 and 2013 are as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Reinforcement Materials Sales	$1,507	$2,108	$1,931
Reinforcement Materials EBIT	$143	$259	$195

In fiscal 2015, sales in Reinforcement Materials decreased by $601 million when compared to fiscal 2014. The decrease was principally driven by a less favorable price and product mix (combined $418 million), an unfavorable comparison of foreign currency translation ($116 million), 2% lower volumes ($55 million), and lower elastomer composites royalties and technology payments ($10 million). The less favorable price and product mix was primarily due to price adjustments to customers for decreases in raw material costs, lower pricing, and a shift in regional mix from North America to Asia. Lower volumes were driven by a reduction in rubber blacks volumes from lower contractual volumes in North America and weaker demand in China and South America.  The lower elastomer composites royalties and technology payments were due to the transition from a fixed to a variable royalty arrangement and lower technology milestone payments.

In fiscal 2014, sales in Reinforcement Materials increased by $177 million when compared to fiscal 2013. The increase was principally driven by 13% higher rubber blacks volumes ($254 million). The increase was offset by a less favorable rubber blacks price and product mix (combined $67 million) and an unfavorable comparison of foreign currency translation ($14 million). Higher rubber blacks volumes were due to improved carbon black demand, the addition of new capacity in China, and the acquisition of NHUMO. The less favorable rubber blacks price and product mix was primarily due to price adjustments to customers for decreases in raw material costs.

In fiscal 2015, Reinforcement Materials EBIT decreased by $116 million when compared to fiscal 2014 driven principally by lower rubber blacks unit margins ($91 million), lower rubber blacks volumes ($14 million), lower elastomer composites royalties and technology payments ($10 million), and an unfavorable comparison of foreign currency translation ($7 million). The decreases were partially offset by lower rubber blacks fixed costs ($9 million). The less favorable rubber blacks unit margins were due to lower contract pricing and increased competition in Asia, negative feedstock effects from lower raw materials purchasing savings, lower benefits from our energy efficiency investments, and the impact of high cost inventory that moved through our supply chain during the first half of the year.  We also experienced a less favorable sales mix, with lower sales in North America and higher sales in Asia.  Lower rubber blacks fixed costs were primarily associated with cost management efforts to operate more efficiently and lower discretionary spending.

In fiscal 2014, Reinforcement Materials EBIT increased by $64 million when compared to fiscal 2013 driven principally by higher rubber blacks volumes ($85 million), higher rubber blacks unit margins ($16 million) from raw material purchasing savings and the benefit from energy efficiency investments, a favorable comparison of foreign currency translation ($12 million), and higher elastomer composites royalties and technology payments ($11 million). The increase was partially offset by higher rubber blacks fixed costs ($58 million). Higher rubber blacks fixed costs were primarily associated with new carbon black capacity in China and the acquisition of NHUMO.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2015, 2014 and 2013 are as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Specialty Carbons and Formulations Sales	$630	$709	$686
Metal Oxides Sales	297	313	303
Performance Chemicals Sales	$927	$1,022	$989
Performance Chemicals EBIT	$178	$168	$149

In fiscal 2015, sales in Performance Chemicals decreased by $95 million when compared to fiscal 2014 due to an unfavorable comparison of foreign currency translation ($64 million), and a less favorable price and product mix (combined $32 million). The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.

In fiscal 2014, sales in Performance Chemicals increased by $33 million when compared to fiscal 2013 due to higher volumes ($41 million) and a favorable comparison of foreign currency translation ($9 million), offset by a less favorable price and product mix (combined $10 million) and lower aerogel royalties ($8 million). During fiscal 2014, volumes in Specialty Carbons and Formulations increased by 4% and volumes in Metal Oxides increased by 4%. Higher volumes were due to improved demand in our key end markets. The change in price and product mix was driven by price adjustments to customers for decreases in raw material costs.

In fiscal 2015, EBIT in Performance Chemicals was $10 million higher when compared to fiscal 2014 due to higher unit margins ($20 million) and lower fixed costs ($8 million). The improvement in unit margins was driven by lower raw material costs in the specialty carbons product line.  Lower fixed costs were a result of cost management efforts across the segment.  These benefits were partially offset by unfavorable foreign currency translation ($16 million) and slightly lower volumes ($2 million).  Volumes were relatively flat across the segment during fiscal 2015.

In fiscal 2014, EBIT in Performance Chemicals was $19 million higher when compared to fiscal 2013 due to higher volumes ($21 million) as demand improved in our key end markets.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2015, 2014 and 2013 are as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Purification Solutions Sales	$296	$315	$328
Purification Solutions EBIT	$5	$(19)	$(4)

Sales in Purification Solutions decreased by $19 million in fiscal 2015 when compared to fiscal 2014 due to an unfavorable comparison of foreign currency translation ($23 million), lower royalties ($3 million) and lower volumes ($3 million) partially offset by a more favorable price and product mix (combined $10 million). The more favorable price and product mix was primarily due to the implementation of price increases and an improved product mix.  Overall volumes declined slightly from the effect on volumes of increasing prices, however, volumes sold to mercury removal customers increased.  This was due to the first wave of customers complying with the MATS regulation in April of 2015.

Sales in Purification Solutions decreased by $13 million in fiscal 2014 when compared to fiscal 2013 due to lower volumes ($31 million) partially offset by a more favorable price and product mix (combined $13 million) and a favorable comparison of foreign currency translation ($5 million). Lower volumes were driven by a decline in demand in the air and gas sector. The more favorable price and product mix was primarily due to the implementation of price increases.

EBIT in Purification Solutions increased by $24 million in fiscal 2015 when compared to fiscal 2014 driven by improved unit margins ($21 million), lower fixed costs ($14 million), and the favorable comparison of foreign currency translation ($2 million). These improvements were partially offset by lower royalties ($3 million) and the absence of a one-time insurance recovery in fiscal 2014 that did not repeat in fiscal 2015 ($9 million), and lower volumes ($2 million).  Higher unit margins were due to the implementation of price increases, improvement in the product mix and lower variable costs.  Lower fixed costs were a result of improved operational performance, cost management efforts and $5 million of lower depreciation and amortization.

EBIT in Purification Solutions decreased by $15 million in fiscal 2014 when compared to fiscal 2013 driven by lower volumes ($17 million) and higher fixed costs ($10 million). These declines were partially offset by higher unit margins ($2 million) due to price increases and the benefit from insurance proceeds ($9 million). Lower volumes were primarily due to a decline in demand in the air and gas sector. Higher fixed costs were primarily related to higher maintenance costs and higher allocation of certain functional and indirect costs. The insurance proceeds were related to business interruption and property damage insurance recoveries for operating issues experienced in late fiscal 2013 and early fiscal 2014.

Specialty Fluids

Sales and EBIT for Specialty Fluids for fiscal 2015, 2014 and 2013 are as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Specialty Fluids Sales	$42	$98	$101
Specialty Fluids EBIT	$6	$39	$46

Sales in Specialty Fluids decreased by $56 million in fiscal 2015 when compared to fiscal 2014. The decrease was primarily due to lower volumes ($62 million) from lower project activity levels that resulted in lower rental and sales volumes for our drilling fluids.  The lower level of project activity was caused by the downturn in the oil and gas industry, which resulted in fewer investments, project delays, and stringent cost management by our customers.  The decrease in volumes was partially offset by a more favorable price and product mix (combined $6 million).

Sales in Specialty Fluids decreased by $3 million in fiscal 2014 when compared to fiscal 2013. The decrease was primarily due to lower volumes ($8 million) partially offset by a more favorable price and product mix (combined $6 million).

EBIT in Specialty Fluids decreased by $33 million in fiscal 2015 when compared to fiscal 2014. The decrease was primarily due to lower volumes ($46 million). In response, we improved our price and product mix ($5 million) and reduced fixed costs ($8 million) to help partially offset the lower volumes.

EBIT in Specialty Fluids decreased by $7 million in fiscal 2014 when compared to fiscal 2013. The decrease is primarily due to higher fixed costs ($10 million) driven by higher mine-related costs, and lower volumes ($1 million), partially offset by a more favorable price and product mix (combined $5 million).

Outlook

We expect modest growth in volumes in fiscal year 2016 in Reinforcement Materials and Performance Chemicals driven by demand growth for our products in the developed economies and continued economic uncertainty in Asia and South America. We anticipate continued margin pressure in the Reinforcement Materials segment during the remainder of calendar year 2015 from feedstock-related effects and an increasingly competitive environment in Asia.  For Purification Solutions, we are repositioning our cost profile and until a decision from the U.S. Court of Appeals for the District of Columbia about next steps for MATS can provide clarity of direction for the regulation, we expect that Purification Solutions will operate at roughly breakeven EBIT in the near-term.  Specialty Fluids continues to work on strengthening the project pipeline, but the short-term outlook remains difficult for the segment.  To respond to the current environment, we remain focused on managing costs and cash flow.  In October 2015, we announced our intention to implement a restructuring plan that is expected to result in Company-wide cost savings of approximately $50 million in fiscal 2016 as compared to fiscal 2015, with savings starting in the second quarter of fiscal 2016.  In November 2015, we announced our intention to close our Merak, Indonesia carbon black manufacturing facility by the end of January 2016.  It is expected that this closure will result in annual cost savings of approximately $8 million. We anticipate capital expenditures to be approximately $150 million in fiscal 2016.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $28 million during fiscal 2015. The increase was largely attributable to an increase in cash and the paydown of commercial paper. As of September 30, 2015, we had cash and cash equivalents of $77 million and borrowing availability under our revolving credit agreement of $738 million.   Our revolving credit agreement, which was amended in October 2015 to increase the borrowing limit from $750 million to $1 billion, supports our commercial paper program. The outstanding balance of commercial paper as of September 30, 2015 was $12 million and is included within the Notes payable caption on our Consolidated Balance Sheets. At September 30, 2015, we were in compliance with all applicable covenants including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $499 million in fiscal 2015. Operating activities provided $315 million and $419 million in fiscal 2014 and 2013, respectively.

Cash provided by operating activities in fiscal 2015 was driven primarily by our non-cash charges for depreciation and amortization and asset impairments, which more than offset our net loss for the period. In addition, there was a net decrease in accounts receivable and inventories largely driven by lower raw material costs and associated price reductions.

Cash provided from operating activities in fiscal 2014 was driven primarily by net income of $218 million plus $201 million of depreciation and amortization and $25 million of dividends from equity affiliates, $14 million of which was received from NHUMO prior to our purchase of the remaining outstanding common stock of the joint venture. These sources of cash were partially offset by an increase in accounts receivable and inventories due to higher sales and the inclusion of NHUMO balances.

Cash provided from operating activities in fiscal 2013 was driven primarily by net income of $160 million plus $190 million of depreciation and amortization and a decrease in accounts receivable and inventories.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of September 30, 2015, we had $9 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities.  We made cash payments of $24 million during fiscal 2015 and expect to make cash payments of approximately $9 million in fiscal 2016 and thereafter related to these restructuring plans.

In the first quarter of fiscal 2016, we announced our intention to restructure our operations subject to local consultation requirements and processes in certain locations. Additionally, we announced our commitment to close our carbon black manufacturing facility in Merak, Indonesia. These actions are expected to result in net cash outlays of approximately $38 million, substantially all of which is expected to be paid in fiscal 2016.

We may receive cash in the future from the sale of certain assets and land relating to restructured sites, which is not included in these amounts.

Environmental Reserves and Litigation Matters—As of September 30, 2015, we have recorded a $16 million reserve for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2015 we have recorded an $11 million reserve for respirator claims. These expenditures will be incurred over many years. We also have other litigation costs arising in the ordinary course of business.

The following table represents the estimated future payments related to our environmental reserve.

	Future Payments by Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Environmental	$2	$3	$3	$1	$1	$6	$16

Cash Flows from Investing Activities

In fiscal 2015, capital expenditures were $141 million. Major capital project expenditures were related to the completion of our lignite mine development project in the Purification Solutions segment, mine development activities for our Specialty Fluids segment, and sustaining and compliance capital projects at our operating facilities. In fiscal 2014, capital expenditures of $171 million and cash paid for NHUMO of $73 million (net of cash acquired of $7 million) were partially offset by the receipt of the final cash payment for the sale of the Supermetals business of $215 million.  Capital expenditures were primarily related to our lignite mine development project in the Purification Solutions segment, sustaining and compliance capital projects at our operating facilities, and mine development activities for the Specialty Fluids segment. In fiscal 2013, investing activities consumed $227 million of cash and were primarily driven by capital expenditures of $264 million partially offset by cash received from the notes receivable from the sale of the Supermetals business ($40 million in total, comprised of $39 million of principal and $1 million of interest).

Capital expenditures for fiscal 2016 are expected to be approximately $150 million. Our planned capital spending program for fiscal 2016 is primarily for sustaining and compliance capital projects at our operating facilities.

In January 2012, we completed the sale of our Supermetals business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million that were payable at various dates through March 2014. Total cash proceeds collected were $452 million, of which the final payment of $215 million was received in fiscal 2014.

In July 2014, we completed the sale of our Security Materials business, which we classified as discontinued operations. In connection with the sale, we received approximately $20 million in cash proceeds.

Cash Flows from Financing Activities

Financing activities consumed $256 million of cash in fiscal 2015 compared to $302 million of cash in fiscal 2014 and $206 million in fiscal 2013. During fiscal 2015, our overall debt balance decreased by $78 million. The decrease was driven primarily by our repayment of certain long-term debt and commercial paper. As of September 30, 2015, we had outstanding notes under our commercial paper program in an aggregate amount of $12 million, with a weighted average interest rate of 0.36%. During fiscal 2014, our overall debt balance decreased by $226 million. The decrease was driven primarily by our repayment of commercial paper using the cash received from the sale of the Supermetals business. As of September 30, 2014, we had outstanding notes under our commercial paper program in an aggregate amount of $30 million, with a weighted average interest rate of 0.25%.

The following table provides a summary of our outstanding debt.

	September 30
	2015	2014
	(Dollars in millions)
Notes payable	$22	$44
Variable rate debt	—	28
Total variable rate debt	22	72
Fixed rate debt, net of discount	958	984
Unamortized bond discounts	(1)	(1)
Capital leases	14	17
Total debt	$993	$1,072

At September 30, 2015, we had $738 million of availability under our credit agreement.

Our long-term total debt, of which $1 million is current, matures at various times as presented in Note J. The weighted-average interest rate on our fixed rate long-term debt was 4.04% as of September 30, 2015.

At September 30, 2015, we have provided standby letters of credit totaling $11 million, which expire throughout fiscal 2016.

On October 23, 2015, we entered into a new revolving credit agreement that amended and extended our $750 million revolving credit agreement (which was scheduled to mature October 3, 2019).  With this amendment and extension, we increased our borrowing availability to $1 billion.  The new credit agreement matures on October 23, 2020, subject to two one-year options to extend on the first and second anniversaries of the effective date.  The new credit agreement continues to support our commercial paper program. Borrowings under the new revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes.  The new revolving credit agreement contains affirmative and negative covenants, a single financial covenant (consolidated total debt to consolidated EBITDA) and events of default customary for financings of this type.

We issued $300 million of 5% fixed rate debt in fiscal 2009 that matures in early fiscal 2017 (October 1, 2016).  Our intention is to refinance these securities prior to maturity during fiscal 2016.

Share repurchases

During fiscal 2015 and fiscal 2014, we repurchased approximately 2.3 million and 0.2 million shares of our common stock on the open market for an aggregate purchase price of $96 million and $11 million, respectively. We did not make any repurchases on the open market in fiscal 2013. As of September 30, 2015, we had approximately 3.7 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend payments

In fiscal 2015, 2014 and 2013, we paid cash dividends on our common stock of $0.88, $0.84 and $0.80 per share, respectively. These cash dividend payments totaled $56 million in fiscal 2015, $54 million in fiscal 2014, and $51 million in fiscal 2013.

Venezuela

We own 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2015, these subsidiaries carried the operating affiliate investment of $14 million and held 18 million bolivars (less than $1 million) in cash.

During fiscal 2015, 2014 and 2013, we received dividends in the amounts of $6 million, $5 million and $3 million, respectively, which were paid in U.S. dollars.

A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and our wholly owned subsidiaries used an exchange rate that was available to us when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to us on September 30, 2015 was 52 bolivars to the U.S. dollar (B/$).

The operating entity has generally been profitable. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly-owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the exchange rate or opening of additional parallel markets could cause us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by our wholly-owned subsidiaries.

Employee Benefit Plans

As of September 30, 2015, we had a consolidated pension obligation, net of the fair value of plan assets, of $139 million, comprised of $86 million for pension benefit plan liabilities and $53 million for postretirement benefit plan liabilities.

The $86 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair Value of Plan Assets	$153	$279	$432
Benefit Obligation	$170	$348	$518
Unfunded Status	$(17)	$(69)	$(86)

In fiscal 2015, we made cash contributions totaling approximately $9 million to our foreign pension benefit plans. In fiscal 2016, we expect to make cash contributions of $8 million to our foreign pension plans.

The $53 million of unfunded postretirement benefit plan liabilities is comprised of $38 million for our U.S. and $15 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2015, we paid postretirement benefits of $4 million under our U.S. postretirement plans and less than $1 million under our foreign postretirement plans. For fiscal 2016, we expect to make benefit payments of approximately $4 million under our U.S. postretirement plans and less than $1 million under our foreign postretirement plans.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase Commitments	$302	$225	$216	$212	$174	$2,001	$3,130
Long-term debt	—	305	250	30	—	373	958
Capital lease obligations(2)	3	4	3	3	3	17	33
Fixed interest on long-term debt	39	24	19	15	15	30	142
Operating leases	21	14	12	10	8	67	132
Total	$365	$572	$500	$270	$200	$2,488	$4,395

(1)	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $16 million at September 30, 2015.
(2)	Capital lease obligations include executory costs and interest.

Purchase commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers in Reinforcement Materials, Performance Chemicals, and Purification Solutions. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments.

Capital Leases

We have capital lease obligations primarily for certain equipment and buildings. These obligations are payable over the next 16 years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked to our balance sheet at fair market value and reflect the asset or (liability) position as of September 30, 2015. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. As of September 30, 2015, the counterparty that we had executed derivatives with was rated AA- by Standard and Poor’s. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Foreign currency exposures also relate to assets and liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to reduce the exposure to foreign currency risk. At September 30, 2015, we had $2 million in net notional foreign currency contracts, which were denominated in British pound sterling and Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2015.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

The primary currencies for which we have exchange rate exposure are the Euro, the Yen and the Brazilian Real. In fiscal year 2015, the unfavorable impact from foreign currency translations on our business segment EBIT was $20 million, affecting most significantly the results of the Performance Chemicals segment.  This was largely from the depreciation of the Euro versus the U.S. dollar, which depreciated by 13% from September 30, 2014 to September 30, 2015, and the Yen versus the U.S. dollar, which depreciated by 9% in that same period.  In addition, we recognized an $8 million unfavorable impact in Other (expense) income in fiscal 2015 related to the translation of monetary assets and liabilities, largely attributable to the depreciation of the Brazilian Real by 66% from September 30, 2014 to September 30, 2015.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2015	2014	2013
	(In millions, except per share amounts)
Net sales and other operating revenues	$2,871	$3,647	$3,456
Cost of sales	2,286	2,926	2,823
Gross profit	585	721	633
Selling and administrative expenses	282	326	297
Research and technical expenses	58	60	68
Purification Solutions long-lived assets impairment charge (Note G)	210	—	—
Purification Solutions goodwill impairment charge (Note G)	352	—	—
(Loss) income from operations	(317)	335	268
Interest and dividend income	4	3	5
Interest expense	(53)	(55)	(62)
Other (expense) income	(11)	25	(1)
(Loss) income from continuing operations before income taxes and equity in earnings of affiliated companies	(377)	308	210
Benefit (provision) for income taxes	45	(92)	(60)
Equity in earnings of affiliated companies, net of tax	4	—	11
(Loss) income from continuing operations	(328)	216	161
Income (loss) from discontinued operations, net of tax of $-, $2 and $(6)	2	2	(1)
Net (loss) income	(326)	218	160
Net income attributable to noncontrolling interests, net of tax of $5, $5 and $5	8	19	7
Net (loss) income attributable to Cabot Corporation	$(334)	$199	$153
Weighted-average common shares outstanding, in millions:
Basic	63.4	64.4	63.8
Diluted	63.4	65.1	64.5
(Loss) income per common share:
Basic:
(Loss) income from continuing operations attributable to Cabot Corporation	$(5.29)	$3.04	$2.39
Income (loss) from discontinued operations	$0.02	0.02	(0.01)
Net (loss) income attributable to Cabot Corporation	$(5.27)	$3.06	$2.38
Diluted:
(Loss) income from continuing operations attributable to Cabot Corporation	$(5.29)	$3.01	$2.37
Income (loss) from discontinued operations	$0.02	0.02	(0.01)
Net (loss) income attributable to Cabot Corporation	$(5.27)	$3.03	$2.36
Dividends per common share	$0.88	$0.84	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended September 30
	2015	2014	2013
	(In millions)
Net (loss) income	$(326)	$218	$160
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment (net of tax (benefit) provision of $(3), $(10), ($12))	(270)	(131)	(10)
Unrealized holding gains (losses) arising during the period (net of tax provision of $—, $—, $1)	—	—	2
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $5, $(1), $13)	28	(40)	20
Amortization of net loss and prior service credit included in net periodic pension cost (net of tax provision of $—, $—, $—)	3	—	2
Other comprehensive (loss) income	(239)	(171)	14
Comprehensive (loss) income	(565)	47	174
Net income attributable to noncontrolling interests, (net of tax provision of $5, $5, $5)	8	19	7
Noncontrolling interests foreign currency translation adjustment	(4)	(4)	3
Comprehensive income attributable to noncontrolling interests	4	15	10
Comprehensive (loss) income attributable to Cabot Corporation	$(569)	$32	$164

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2015	2014
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$77	$67
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $7	477	688
Inventories	397	498
Prepaid expenses and other current assets	54	69
Deferred income taxes	43	42
Total current assets	1,048	1,364
Property, plant and equipment	3,385	3,710
Accumulated depreciation	(2,002)	(2,129)
Net property, plant and equipment	1,383	1,581
Goodwill	154	536
Equity affiliates	57	68
Intangible assets, net	153	347
Assets held for rent	86	56
Deferred income taxes	152	80
Other assets	42	52
Total assets	$3,075	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2015	2014
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable	$22	$44
Accounts payable and accrued liabilities	389	512
Income taxes payable	28	49
Deferred income taxes	1	1
Current portion of long-term debt	1	24
Total current liabilities	441	630
Long-term debt	970	1,004
Deferred income taxes	59	68
Other liabilities	240	291
Redeemable Preferred Stock	27	27
Commitments and contingencies (Note T)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,704,966 and 64,634,731 shares
Outstanding 62,458,396 and 64,382,366 shares	63	64
Less cost of 246,570 and 252,365 shares of common treasury stock	(8)	(7)
Additional paid-in capital	—	49
Retained earnings	1,478	1,900
Accumulated other comprehensive loss	(299)	(64)
Total Cabot Corporation stockholders’ equity	1,234	1,942
Noncontrolling interests	104	122
Total stockholders’ equity	1,338	2,064
Total liabilities and stockholders’ equity	$3,075	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30
	2015	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(326)	$218	$160
Adjustments to reconcile net (loss) income to cash provided (used in) by operating activities:
Depreciation and amortization	183	201	190
Purification Solutions long-lived asset impairment charge (Note G)	210	—	—
Purification Solutions goodwill impairment charge (Note G)	352	—	—
Deferred tax (benefit) provision	(86)	8	(9)
Gain on existing investment in NHUMO	—	(29)	—
Gain on sale of business	—	(4)	—
Employee benefit plan settlement	18	—
Equity in net income of affiliated companies	(4)	—	(11)
Non-cash compensation	12	14	16
Other non-cash expense	6	22	18
Changes in assets and liabilities:
Accounts and notes receivable	154	(54)	34
Inventories	58	(56)	64
Prepaid expenses and other current assets	16	2	5
Accounts payable and accrued liabilities	(75)	(29)	(18)
Income taxes payable	(21)	15	(29)
Other liabilities	(17)	(14)	(11)
Cash dividends received from equity affiliates	14	25	8
Other	5	(4)	2
Cash provided by operating activities	499	315	419
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(141)	(171)	(264)
Proceeds from notes receivable from sales of business	—	20	—
Receipts from notes receivable from sale of business	—	215	39
Change in assets held for rent	(21)	(7)	(2)
Cash paid for acquisition of business, net of cash acquired of $7	—	(73)	—
Cash used in investing activities	(162)	(16)	(227)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	13	6
Repayments under financing arrangements	(3)	(17)	(33)
Decrease in notes payable, net	—	(4)	(12)
(Repayments) proceeds from issuance of commercial paper, net	(18)	(211)	241
Proceeds from long-term debt, net of issuance costs	—	17	117
Repayments of long-term debt	(57)	(23)	(442)
Settlement of derivatives	—	—	(31)
Proceeds from cash contributions received from noncontrolling stockholders	—	—	13
Purchases of common stock	(101)	(18)	(6)
Proceeds from sales of common stock	6	14	9
Cash dividends paid to noncontrolling interests	(27)	(19)	(17)
Cash dividends paid to common stockholders	(56)	(54)	(51)
Cash used in financing activities	(256)	(302)	(206)
Effects of exchange rate changes on cash	(71)	(25)	(11)
Increase (decrease) in cash and cash equivalents	10	(28)	(25)
Cash and cash equivalents at beginning of year	67	95	120
Cash and cash equivalents at end of year	$77	$67	$95

Income taxes paid	78	53	84
Interest paid	42	47	51

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2013	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Non- controlling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Benefits	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2012	63,348	$56	$20	$1,653	$(8)	$92	$1,813	$126	$1,939
Net income attributable to Cabot Corporation				153			153		153
Net income attributable to non-controlling interests								7	7
Total other comprehensive income						11	11	3	14
Contribution from noncontrolling interests								13	13
Noncontrolling interest—dividends								(17)	(17)
Cash dividends paid to common stockholders				(51)			(51)		(51)
Issuance of stock under employee compensation plans	784	—	12				12		12
Amortization of share-based compensation			13				13		13
Purchase and retirement of common stock	(161)		(6)				(6)		(6)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6
Balance at September 30, 2013	63,971	$56	$39	$1,755	$(2)	$103	$1,951	$132	$2,083

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2014	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Non- controlling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Benefits	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2013	63,971	$56	$39	$1,755	$(2)	$103	$1,951	$132	$2,083
Net income attributable to Cabot Corporation				199			199		199
Net income attributable to non-controlling interests								19	19
Total other comprehensive loss						(167)	(167)	(4)	(171)
Noncontrolling interest—other								(1)	(1)
Noncontrolling interest—dividends								(24)	(24)
Cash dividends paid to common stockholders				(54)			(54)		(54)
Issuance of stock under employee compensation plans	758	1	13				14		14
Amortization of share-based compensation			14				14		14
Purchase and retirement of common stock	(346)		(17)				(17)		(17)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					2		2		2
Balance at September 30, 2014	64,383	$57	$49	$1,900	$—	$(64)	$1,942	$122	$2,064

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

2015	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Non- controlling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2014	64,383	$57	$49	$1,900	$(64)	$1,942	$122	$2,064
Net loss attributable to Cabot Corporation				(334)		(334)		(334)
Net income attributable to non-controlling interests							8	8
Total other comprehensive loss					(235)	(235)	(4)	(239)
Noncontrolling interest—dividends							(22)	(22)
Cash dividends paid to common stockholders				(56)		(56)		(56)
Issuance of stock under employee compensation plans	450	—	6			6		6
Amortization of share-based compensation			12			12		12
Purchase and retirement of common stock	(2,375)	(2)	(67)	(32)		(101)		(101)
Balance at September 30, 2015	62,458	$55	$—	$1,478	$(299)	$1,234	$104	$1,338

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

In July 2014, the Company completed the sale of its Security Materials business. The results of this business are reflected as discontinued operations in the Consolidated Statements of Operations.

In the first quarter of fiscal 2015, the Company realigned its business reporting structure into four segments that consist of Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. The new structure is aligned with senior management changes and it better leverages Cabot’s global activities across common customer applications, production, and research and development activities. Prior period segment results have been recast to reflect the realignment.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2015, has determined that they are readily convertible to cash.

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

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving, or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated net realizable value.

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At September 30, 2015 and 2014, Cabot had equity affiliate investments of $57 million and $68 million, respectively. Dividends declared and received from these investments were $14 million, $25 million and $8 million in fiscal 2015, 2014 and 2013, respectively.

All investments in marketable securities are classified as available-for-sale and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of Other comprehensive loss within stockholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. The Company’s investment in marketable securities was immaterial as of both September 30, 2015 and 2014.

Intangible Assets and Goodwill Impairment

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The reporting units with goodwill balances are Reinforcement Materials, Purification Solutions, and Fumed Metal Oxides. The separate businesses included within Performance Chemicals are considered separate reporting units. As such, the goodwill balance relative to Performance Chemicals is recorded in the Fumed Metal Oxides reporting unit.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values.  The fair value of the Purification Solutions reporting unit was less than its carrying amount. Refer to Note G for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded in the third fiscal quarter of 2015. Due to the impairment recorded, the fair value of the Purification Solutions reporting unit was insignificantly higher than its carrying value. No events occurred in the fourth fiscal quarter of 2015 that would suggest that it is more likely than not that the carrying values of any of our reporting units exceeded its fair value.

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

Definite-lived intangible assets, which are comprised of customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. The Company evaluates indefinite-lived intangible assets, which are comprised of the trademarks of Purification Solutions, for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. Refer to Note G for details on the impairment test performed on intangible assets of the Purification Solutions reporting unit and the resulting impairment charges recorded. Effective in the third quarter of 2015 and as a part of the impairment assessment performed, the Company determined that the trademarks for Purification Solutions no longer have an indefinite life.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset. Refer to Note G regarding the results of the impairment test performed on the long-lived assets of the Purification Solutions segment.

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

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2015, 2014 and 2013, Cabot capitalized less than $1 million, $3 million and $5 million of interest costs, respectively. These amounts will be amortized over the lives of the related assets.

Assets Held for Rent

Assets held for rent represent Specialty Fluids cesium formate product that is available to customers in the normal course of business and $11 million of ore that has been mined and will be converted into cesium formate. Assets held for rent are stated at average cost.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. The ARO reserves were $20 million and $15 million at September 30, 2015 and 2014, respectively.

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

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive (loss) income. In fiscal 2015, 2014 and 2013, net foreign currency transaction losses of $8 million, losses of $2 million, and gains of $2 million, respectively, are included in Other (expense) income in the Consolidated Statements of Operations.

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

Cabot uses derivative financial instruments primarily for purposes of hedging the exposures to fluctuations in foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into derivative contracts for speculative purposes, nor does it hold or issue any derivative contracts for trading purposes. All derivatives are recognized on the Consolidated Balance Sheets at fair value. Where Cabot has a legal right to offset derivative settlements under a master netting agreement with a counterparty, derivatives with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or Accumulated other comprehensive (loss) income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in Accumulated other comprehensive (loss) income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

In accordance with Cabot’s risk management strategy, the Company may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, the Company believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The Company records in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges. Cash movements associated with these instruments are presented in the Consolidated Statement of Cash Flows as Cash Flows from Operating Activities because the derivatives are designed to mitigate risk to the Company’s cash flow from operations. The cash flows related to the principal amount of outstanding debt instruments are presented in the Cash Flows from Financing Activities section of the Consolidated Statement of Cash Flows.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price. Taxes collected on sales to customers are excluded from revenues.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments

	Years ended September 30
	2015	2014	2013
Reinforcement Materials	54%	59%	57%
Performance Chemicals	33%	29%	30%
Purification Solutions	11%	9%	10%
Specialty Fluids	2%	3%	3%

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

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 95 million Chinese Renminbi (“RMB”) ($15 million) and 193 million RMB ($31 million) as of September 30, 2015 and 2014, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China and other customer receivables at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with the notes after the sale. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in Other (expense) income in the accompanying Consolidated Statements of Operations. During each of fiscal 2015, 2014 and 2013, the Company recorded charges of $3 million, $3 million, and $4 million, respectively, for the sale of these receivables.

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

Accumulated Other Comprehensive (Loss) Income

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

In April 2014, the FASB issued a new standard related to “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The standard requires discontinued operations treatment for disposals of a component or group of components of a business that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is applicable for fiscal years beginning after December 15, 2014 and for interim periods within those years and early adoption is permitted, but only for disposals that have not been reported in consolidated financial statements previously issued. The Company will adopt this standard beginning on October 1, 2015 and does not expect it to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years and early adoption is permitted for the fiscal years beginning after December 15, 2016. The Company expects to adopt this standard on October 1, 2018. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statements.

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

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preferred stock accumulates dividends at a fixed rate of 6% annually and is redeemable at the option of KUO or the Company for $25 million starting in November 2018 or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends is contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The minimum EBITDA was achieved in both 2014 and 2015. A dividend payment of $1.5 million was made in December 2014 related to fiscal 2014 and a dividend payment of $1.5 million related to fiscal 2015 is due in December 2015. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long-term liability. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements. Prior to closing, the Company received a $14 million dividend from NHUMO.

The Company incurred acquisition costs of approximately $2 million in fiscal 2014, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

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

In January 2012, the Company sold its Supermetals business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”) for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million that were payable at various dates through March 2014. In fiscal 2014, Cabot received the final payment on the GAM Notes in the amount of $215 million.

During fiscal 2015, Cabot recorded $2 million of income from discontinued operations related to sales of businesses that occurred in prior years.

Note E. Inventories

Inventories, net of LIFO, obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2015	2014
	(Dollars in millions)
Raw materials	$69	$111
Work in process	1	2
Finished goods	287	341
Other	40	44
Total	$397	$498

Inventories valued under the LIFO method comprised approximately 6% and 5% of total inventories at September 30, 2015 and 2014, respectively. At September 30, 2015 and 2014, the LIFO reserve was $30 million and $52 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2015 and 2013, inventory quantities carried on a LIFO basis were decreased at the Company’s U.S. carbon black sites. In fiscal 2015, these reductions led to liquidations of LIFO inventory quantities and resulted in an increase of Cost of sales of $1 million and a decrease in consolidated Net income of $1 million ($0.01 per diluted common share). In fiscal 2013, these reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of Cost of sales of $1 million and an increase in consolidated Net income of $1 million ($0.01 per diluted common share). No such reductions occurred in fiscal 2014.

Cabot reviews inventory for both potential obsolescence and potential loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. Total inventory reserves were $20 million and $14 million, respectively, as of September 30, 2015 and 2014.  During fiscal year 2015, the Company recorded a lower cost or market reserve in the amount of $6 million related to its Purification Solutions inventory held in Marshall, TX. This reserve reflects less favorable sales trends for activated carbon in mercury removal applications in the U.S., which continued into the fourth fiscal quarter of 2015.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2015	2014
	(Dollars in millions)
Land and land improvements	$154	$132
Buildings	509	536
Machinery and equipment	2,391	2,593
Other	225	233
Construction in progress	106	216
Total property, plant and equipment	3,385	3,710
Less: accumulated depreciation	(2,002)	(2,129)
Net property, plant and equipment	$1,383	$1,581

Depreciation expense was $169 million, $184 million and $175 million for fiscal 2015, 2014 and 2013, respectively.

Note G. Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During fiscal 2015 and as a result of the impairment tests performed on goodwill and long-lived assets of the Purification Solutions reporting unit, the Company recorded impairment charges and an associated tax benefit in the Consolidated Statements of Operations as follows:

Year Ended
September 30, 2015
(Dollars in millions)
Purification Solutions goodwill impairment charge	$352
Purification Solutions long-lived assets impairment charge	210
Provision (benefit) for income taxes	(80)
Impairment charges, after tax	$482

The future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this business. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. In November 2014, the U.S. Supreme Court agreed to consider whether the EPA appropriately considered costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by electric utilities.  On June 29, 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants emitted by coal-fired utilities, and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit further proceedings.

The implementation period for the MATS regulations began in April 2015. With this recent implementation and associated customer and industry developments during the third fiscal quarter, as well as the U.S. Supreme Court’s ruling, the Company reassessed its previous estimates for expected growth in volumes, prices and margins in the Purification Solutions reporting unit. The main drivers of growth, including the size of the overall mercury removal industry, utility adoption rates, usage levels, and pricing, among others, were lowered from previous estimates. Based on these revised estimates and as part of step one of the annual impairment test, the Company determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test.

In determining the fair value of the Purification Solutions reporting unit, the Company used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods, including timing of MATS implementation, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. The Company assumed a two year delay in the final MATS implementation due to the U.S. Supreme Court’s ruling. Total charges incurred could be higher if the rulings of the U.S. Court of Appeals for the District of Columbia Circuit on remand result in a delay in the implementation of MATS that is longer than two years. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) is used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ cost of equity and debt, capital structure and risk factors specific to the Purification Solutions reporting unit.

Step two of the goodwill impairment test requires the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. As of June 30, 2015, we recorded a pre-tax goodwill impairment charge in the amount of $353 million. We completed the step two analysis in the fourth quarter of fiscal 2015, which resulted in recording a credit of $1 million to the pre-tax goodwill impairment charge. Therefore, for the year ended September 30, 2015, the pre-tax goodwill impairment charge was $352 million.

Based on the same factors leading to goodwill impairment, the Company also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. The Company used the income approach to determine the fair value of the indefinite-lived intangible assets, which are the trademarks of Purification Solutions, and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, the Company concluded that such assets no longer had an indefinite life and began amortizing these assets over their estimated useful life.  The Company also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, and these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. The Company used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value its property, plant and equipment. The Company recorded impairment charges of $119 million and $51 million, to its definite-lived intangible assets and property, plant and equipment, respectively. We completed the impairment analysis in the fourth quarter of fiscal year 2015 which resulted in increasing the property, plant and equipment impairment charge by $1 million to $52 million. Therefore, for the year ended September 30, 2015, the long-lived assets impairment charge was $210 million.

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

Note H. Goodwill and Intangible Assets

Cabot had goodwill balances of $154 million and $536 million at September 30, 2015 and September 30, 2014, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended September 30, 2015 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2014	$68	$10	$458	$536
Impairment charge	—	—	(352)	(352)
Foreign currency impact	(13)	(1)	(16)	(30)
Balance at September 30, 2015	$55	$9	$90	$154

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Accumulated impairment losses at September 30, 2014	—	—	—	—
Accumulated impairment losses at September 30, 2015	$—	$—	$(352)	$(352)

Goodwill impairment tests are performed at least annually. The Company performed its most recent annual impairment assessment as of May 31, 2015 and determined there was an impairment of the assets attributable to the Purification Solutions reporting unit. Refer to Note G.

The following table provides information regarding the Company’s intangible assets:

	September 30, 2015			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives(1)
Developed technologies	$48	$(1)	$47	$152	$(16)	$136
Trademarks	16	—	16	57	—	57
Customer relationships	96	(6)	90	171	(17)	154
Total intangible assets	$160	$(7)	$153	$380	$(33)	$347

(1)	Refer to Note G for intangible assets impairment charges recorded in fiscal 2015.

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the years ended September 30, 2015, 2014 and 2013 was $14 million, $17 million and $14 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $9 million each year for the next five fiscal years.

Note I. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2015	2014
	(Dollars in millions)
Accounts payable	$274	$351
Accrued employee compensation	34	48
Other accrued liabilities	81	113
Total	$389	$512

Other long-term liabilities consist of the following:

	September 30
	2015	2014
	(Dollars in millions)
Employee benefit plan liabilities	$138	$174
Non-current tax liabilities	17	33
Other accrued liabilities	85	84
Total	$240	$291

Note J. Debt and Other Obligations

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2015	2014
	(Dollars in millions)
Variable Rate Debt:
$750 million Revolving Credit Facility, expires 2019	$—	$—
Chinese Renminbi Notes, due through 2016, 6.15%—6.77%	—	28
Total variable rate debt	—	28
Fixed Rate Debt:
5% Notes due 2017	$300	$300
2.55% Notes due 2018	250	250
3.7% Notes due 2022	350	350
Medium Term Notes:
Notes due 2019, 7.42%	30	30
Notes due 2022, 8.35%—8.47%	15	15
Notes due 2028, 6.57%—7.28%	8	8
Total Medium Term Notes	$53	$53
Chinese Renminbi Notes, due through 2017, 4.63%—6.15%	5	31
Total fixed rate debt	958	984
Capital lease obligations, due through 2031	14	17
Unamortized debt discount	(1)	(1)
Total debt	971	1,028
Less current portion of long-term debt	(1)	(24)
Total long-term debt	$970	$1,004

$750 million Revolving Credit Facility—The amount available for borrowing under the revolving credit agreement, after consideration of letters of credit and commercial paper outstanding, was $738 million as of September 30, 2015. Effective October 23, 2015, the Company entered into a new revolving credit agreement that amended and extended the $750 million revolving credit agreement, which was scheduled to mature on October 3, 2019. The borrowing capacity on the new revolving credit agreement, which matures on October 23, 2020, subject to two one-year options to extend on the first and second anniversaries of the effective date, is $1 billion and continues to support the Company’s commercial paper program. Borrowings under the new revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The new revolving credit agreement contains affirmative and negative covenants, a single financial covenant (consolidated total debt to consolidated EBITDA) and events of default customary for financings of this type.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $5 million and $59 million of unsecured long-term debt outstanding as of September 30, 2015 and September 30, 2014, respectively.

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

Medium Term Notes—At both September 30, 2015 and 2014, there were $53 million of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 6 years with a weighted average interest rate of 7.65%.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment and buildings with a recorded value of $14 million and $17 million at September 30, 2015 and 2014, respectively. Cabot will make payments totaling $33 million over the next 16 years, including $9 million of imputed interest. At September 30, 2015 and 2014, the original cost of capital lease assets was $20 million and $22 million, respectively, and the associated accumulated depreciation of assets under capital leases was $9 million at both September 30, 2015 and 2014. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2016 through 2020 and thereafter are as follows:

Fiscal Years Ending September 30,	Principal Payments on Long-Term Debt	Payments on Capital Lease Obligations	Total
	(Dollars in millions)
2016	$—	$3	$3
2017	305	4	309
2018	250	3	253
2019	30	3	33
2020	—	3	3
Thereafter	373	17	390
Less: executory costs and interest	—	(19)	(19)
Total	$958	$14	$972

Standby letters of credit—At September 30, 2015, the Company had provided standby letters of credit that were outstanding and not drawn totaling $11 million, which expire through fiscal 2016.

Short-term Obligations

Short-term Notes Payable—The Company had unsecured short-term notes of $22 million and $44 million as of September 30, 2015 and 2014, respectively, with maturities of less than one year. The weighted-average interest rate on short-term notes payable, including commercial paper, was 4.6% and 3.9% as of September 30, 2015 and 2014, respectively.

The Company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding and the amounts borrowed under the revolving credit facility may not exceed the borrowing capacity of the revolving credit facility, $750 million (increased to $1 billion in October 2015). The proceeds from the issuance of the commercial paper have been used for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The revolving credit facility is available to repay the outstanding commercial paper, if necessary.

The outstanding balance of commercial paper, included within the Notes payable caption on the Consolidated Balance Sheets, was $12 million as of September 30, 2015 bearing a weighted-average interest rate of 0.36% with a weighted-average maturity of 1 day. The outstanding balance of commercial paper was $30 million as of September 30, 2014 bearing a weighted-average interest rate of 0.25% with a weighted-average maturity of 1 day.

Note K. Financial Instruments and Fair Value Measurements

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during fiscal 2015 or 2014.

At September 30, 2015 and 2014, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $12 million and $13 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At September 30, 2015 and 2014, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.96 billion and $1.02 billion, respectively, as of September 30, 2015. The carrying value and fair value of the long-term fixed rate debt were $0.98 billion and $1.05 billion, respectively, as of September 30, 2014. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

Note L. Derivatives

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2015, the counterparty with which the Company has executed derivatives carried a Standard and Poor’s credit rating of AA-. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2015.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both September 30, 2015 and 2014, there were no derivatives held to manage interest rate risk.

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

The following table provides details of the derivatives held as of September 30, 2015 and 2014 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2015	September 30, 2014	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 2 million	USD 32 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the British pound sterling, Brazilian real, and Czech koruna.

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

During fiscal 2015 and 2014, there were no derivatives designated as hedges. During fiscal 2013, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive (loss) income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive (loss) income, and the losses reclassified from Accumulated other comprehensive (loss) income to earnings were immaterial.

During fiscal 2013 a gain of $4 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. The gain was recognized in earnings through Other (expense) income within the Consolidated Statements of Operations. The gain was offset by a loss of $2 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency remeasurement exposure on the debt. Additionally, during fiscal 2013, Cabot recognized in earnings through Other (expense) income within the Consolidated Statements of Operations, a gain of $5 million related to its foreign currency forward contracts, which were not designated as hedges.

At both September 30, 2015 and 2014, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Note M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2015, these subsidiaries carried the operating affiliate investment of $14 million and held 18 million bolivars (less than $1 million) in cash.

During fiscal 2015, 2014 and 2013, the Company received dividends in the amounts of $6 million, $5 million and $3 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and the Company’s wholly owned subsidiaries used an exchange rate that was available to Cabot when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to us on September 30, 2015 was 52 bolivars to the U.S. dollar (B/S).

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

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all required contributions to these plans. The accumulated benefit obligation was $170 million for the U.S. defined benefit plans and $326 million for the foreign plans as of September 30, 2015 and $173 million for the U.S. defined benefit plans and $462 million for the foreign plans as of September 30, 2014.

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provided benefits under defined contribution plans. One of these plans included an Employee Stock Ownership Plan (“ESOP”) component, which is described below. Cabot recognized expenses related to these plans, not including the expenses related to the ESOP, of $20 million in fiscal 2015, $14 million in fiscal 2014 and $9 million in fiscal 2013.

Employee Stock Ownership Plan

In the first quarter of fiscal 2014, all shares that remained available for distribution under the ESOP were allocated to participant accounts and no further contributions under the plan have been or will be made. Compensation expense related to the ESOP, which is based on the fair value of the shares on the date of allocation, was $1 million in fiscal 2014 and $4 million in fiscal 2013.

The following provides information about benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$173	$491	$170	$439	$50	$17	$55	$17
Service cost	1	9	2	9	—	—	—	—
Interest cost	7	11	7	16	2	1	2	1
Plan participants’ contribution	—	2	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(45)	—	(28)	—	(2)	—	—
Loss (gain) from changes in actuarial assumptions and plan experience	3	(23)	6	75	1	(1)	(3)	—
Benefits paid(1)	(13)	(13)	(11)	(18)	(4)	—	(4)	(1)
Settlements or curtailment gain(2)	—	(85)	—	(7)	—	—	—	—
Acquisition / business combination	—	—	—	3	—	—	—	—
Plan amendments	—	—	—	—	(11)	—	—	—
Other	(1)	1	(1)	—	—	—	—	—
Benefit obligation at end of year	$170	$348	$173	$491	$38	$15	$50	$17

	Years Ended September 30
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$167	$388	$155	$375	—	—	$—	$—
Actual return on plan assets	(1)	11	21	41	—	—	—	—
Employer contribution	1	10	3	12	4	—	4	1
Plan participants’ contribution	—	2	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(34)	—	(20)	—	—	—	—
Benefits paid(1)	(13)	(13)	(11)	(18)	(4)	—	(4)	(1)
Settlements(2)	—	(85)	—	(4)	—	—	—	—
Acquisition / business combination	—	—	—	1	—	—	—	—
Expenses paid from assets	(1)	—	(1)	(1)	—	—	—	—
Fair value of plan assets at end of year	$153	$279	$167	$388	$—	$—	$—	$—
Funded status	$(17)	$(69)	$(6)	$(103)	$(38)	$(15)	$(50)	$(17)
Recognized liability	$(17)	$(69)	$(6)	$(103)	$(38)	$(15)	$(50)	$(17)

(1)	Included in this amount are $6 million and $7 million that the Company paid directly to the participants in its defined benefit plans in fiscal 2015 and 2014, respectively.
(2)

The $85 million settlement amount is primarily driven by the transfer of certain plan assets and obligations to a third party, as discussed further under Curtailments and Settlements of Employee Benefit Plans.

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations at September 30:

	Assumptions as of September 30
	2015		2014		2013
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.2%	2.9%	4.0%	3.0%	4.5%	3.8%
Rate of increase in compensation	N/A	2.8%	N/A	2.8%	3.0%	3.1%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate	4.0%	3.0%	4.5%	3.8%	3.5%	3.6%
Expected long-term rate of return on plan assets	7.5%	5.4%	7.8%	5.3%	7.8%	5.3%
Rate of increase in compensation	N/A	2.8%	3.0%	3.1%	3.5%	3.1%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations at September 30:

	Assumptions as of September 30
	2015		2014		2013
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.7%	3.9%	3.8%	3.9%	4.0%	4.4%
Initial health care cost trend rate	6.5%	6.8%	7.0%	7.1%	7.5%	7.5%
Actuarial assumptions used to determine net cost during the year:
Discount rate	3.8%	3.9%	4.0%	4.4%	3.3%	3.9%
Initial health care cost trend rate	7.0%	7.1%	7.5%	7.5%	8.0%	7.4%

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

	Years Ended September 30
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets:
Noncurrent assets	$—	$5	$—	$4	$—	$—	$—	$—
Current liabilities	(1)	(1)	—	(1)	(4)	—	(5)	—
Noncurrent liabilities	(16)	(73)	(6)	(106)	(34)	(15)	(45)	(17)

Amounts recognized in Accumulated other comprehensive (loss) income at September 30, 2015 and 2014 were as follows:

	Years Ended September 30
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial loss (gain)	$5	$65	$(9)	$118	$(6)	$1	$(7)	$2
Net prior service credit	—	(1)	—	—	(11)	—	(3)	—
Balance in accumulated other comprehensive (loss) income, pretax	$5	$64	$(9)	$118	$(17)	$1	$(10)	$2

In fiscal 2016, the Company expects an estimated net loss of $3 million will be amortized from Accumulated other comprehensive (loss) income to net periodic benefit cost. In addition, the Company expects prior service credits of $4 million for other postretirement benefits will be amortized from Accumulated other comprehensive (loss) income to net periodic benefit costs in fiscal 2016.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2016 to 2025:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2016	$12	$14	$4	$—
2017	10	12	4	—
2018	11	13	3	1
2019	11	13	3	1
2020	11	14	3	1
2021-2025	55	77	14	4

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due. The Company expects to contribute $8 million to its foreign pension plans in fiscal 2016.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2015		2014		2013		2015		2014		2013
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$9	$2	$9	$6	$9	$—	$—	$—	$—	$—	$—
Interest cost	7	11	7	16	6	15	2	1	2	1	2	1
Expected return on plan assets	(11)	(14)	(10)	(19)	(10)	(18)	—	—	—	—	—	—
Amortization of prior service cost	—	3	—	—	—	—	(4)	—	(3)	—	(3)	—
Net losses	—	4	—	3	1	4	—	—	—	—	—	—
Settlements or Curtailments cost	—	18	—	—	1	2	—	—	—	—	—	—
Net periodic (benefit) cost	$(3)	$31	$(1)	$9	$4	$12	$(2)	$1	$(1)	$1	$(1)	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Years Ended September 30
	2015		2014		2013		2015		2014		2013
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net losses (gains)	$14	$(8)	$(4)	$50	$(32)	$8	$1	$—	$(4)	$—	$(6)	$—
Prior service (credit) cost	—	(2)	—	—	—	—	(11)	—	3	—	3	—
Amortization of prior service credit	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of prior unrecognized loss	—	(4)	—	(3)	(2)	(4)	4	—	—	—	—	—
Other	—	(27)	—	(1)	—	(4)	—	—	—	—	—	—
Total other Comprehensive loss (income)	$14	$(41)	$(4)	$46	$(34)	$—	$(6)	$—	$(1)	$—	$(3)	$—

Curtailments and Settlements of Employee Benefit Plans

In recent years, the Company incurred curtailments and settlements of certain of its employee benefit plans. Associated with these curtailments and settlements, the Company recognized net losses of $17 million, less than $1 million, and $3 million in fiscal 2015, 2014 and 2013, respectively.

Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This action effectively moves the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. Cabot is required to make contributions to the multi-employer plan which is over 80% funded. Contributed assets by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result of the transfer a pre-tax charge of $18 million was recorded in the first quarter of fiscal 2015. In addition, there was an approximately $85 million reduction in plan assets and plan obligations as a result of the transfer of assets and obligations of this foreign plan.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2015 weighted-average assumed health care cost trend rate is 7.0% for U.S. plans and 7.1% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5.0% for U.S. plans and 6.6% for foreign plans, and is anticipated to be achieved during 2019 and 2016, respectively. A one percentage point change in the 2015 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$3	$—	$(2)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2015 and 2014, by asset category, are as follows:

	Pension Assets
	September 30
	2015		2014
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	55%	39%	55%	37%
Debt securities	45%	54%	45%	47%
Cash and other securities	—	7%	—	16%
Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plans is 60% in equity and 40% in fixed income and for the foreign plans is 40% in equity, 53% in fixed income, 3% in real estate and 4% in cash and other securities.

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

The fair value of the Company’s pension plan assets at September 30, 2015 and 2014 by asset category is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	2015		Total	2014		Total
Asset Category:
Cash	$1	$—	$1	$69	$—	$69
Direct investments:
U.S. equity securities	22	—	22	22	—	22
Total direct investments	22	—	22	22	—	22
Investment funds:
Equity funds(1)	60	108	168	68	120	188
Fixed income funds(2)	70	150	220	90	163	253
Real estate funds(3)	—	9	9	—	9	9
Common and collective investment trust funds(4)	—	—	—	—	1	1
Cash equivalent funds	—	1	1	—	—	—
Total investment funds	130	268	398	158	293	451
Alternative investments:
Insurance contracts(5)	—	11	11	—	13	13
Total alternative investments	—	11	11	—	13	13
Total pension plan assets	$153	$279	$432	$249	$306	$555

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

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The awards made in fiscal 2015, 2014 and 2013 under the 2009 Plan consist of grants of stock options, time-based restricted stock units, performance-based restricted stock units, and restricted stock units that will be settled in cash. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement (threshold, target or maximum performance) of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

As of September 30, 2015, there were 35,769 outstanding time-based and performance-based restricted stock units which will be settled by the payment of cash, assuming unbanked awards will be settled at target performance. Compensation expense related to these awards is remeasured throughout the vesting period and until ultimate settlement of the award. Cumulative compensation expense and the associated liability is recorded equal to the fair value of Cabot common stock multiplied by the applicable vesting percentage. The Company recorded liabilities associated with these cash settled awards of $1 million at both September 30, 2015 and 2014.

Stock-based employee compensation expense was $8 million, $9 million and $8 million, after tax, for fiscal 2015, 2014 and 2013, respectively. The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	2015	2014	2013
	(Dollars in millions)
Cost of sales	$4	$5	$4
Selling and administrative expenses	7	8	7
Research and technical expenses	1	1	1
Stock-based compensation expense	12	14	12
Income tax benefit	(4)	(5)	(4)
Net stock-based compensation expense	$8	$9	$8

As of September 30, 2015, Cabot has $12 million and $2 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of 1.3 years and 0.8 years for restricted stock units and options, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2015:

	Stock Options			Restricted Stock Units
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2014	1,421	$31.22	$10.71	946	$39.31
Granted	245	46.03	15.68	345	45.85
Performance-based adjustment(2)	—	—	—	(202)	41.72
Exercised / Vested	(137)	26.47	8.50	(289)	33.10
Cancelled / Forfeited	(19)	41.97	15.81	(65)	42.88
Outstanding at September 30, 2015	1,510	33.91	11.65	735	43.84
Exercisable at September 30, 2015	1,023	29.10
Vested and expected to vest(3)	1,500	33.85

(1)

The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)

Represents the number of performance based restricted stock units cancelled based on the Company’s actual performance against certain performance targets applicable to outstanding restricted stock units.

(3)	Stock options vested and expected to vest in the future, net of estimated forfeitures, have a weighted average remaining contractual life of 6.3 years.

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2015:

	Total Options Outstanding	Exercisable Options	Vested and Expected to Vest
Aggregate Intrinsic Value (in millions of dollars)	$(4)	$3	$(3)
Weighted Average Remaining Contractual Term (in years)	6.30	5.30	6.30

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $31.56 on September 30, 2015, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

The intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $2 million, $12 million and $5 million, respectively, and the Company received cash of $4 million, $9 million and $5 million, respectively, from these exercises.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2015, 2014 and 2013 was $15.68, $18.36, and $12.51 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2015	2014	2013
Expected stock price volatility	41%	45%	46%
Risk free interest rate	2.0%	1.9%	0.9%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$0.88	$0.80	$0.80

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2015, 2014 and 2013 was $45.85, $47.63 and $35.28, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) that vested during fiscal 2015, 2014 and 2013 were $14 million, $17 million and $16 million, respectively.

Restricted Stock

The fair value of restricted stock awards is derived by calculating the difference between the share price and the purchase price at the date of the grant. There were no restricted stock awards granted during fiscal 2015, 2014 or 2013. There was no restricted stock activity during 2015, as all awards were vested as of September 2014. The intrinsic value of restricted stock that vested during each of fiscal 2014 and 2013 was less than $1 million.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 150,000 and 146,000 shares of Cabot common stock as of September 30, 2015 and 2014, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2015 and 2014, is reflected in other long-term liabilities and marked-to-market quarterly.

Note P. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Cost of sales	$10	$12	$28
Selling and administrative expenses	11	17	7
Total	$21	$29	$35

Details of these restructuring activities and the related reserves for fiscal 2015 and 2014 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2013	$7	$2	$—	$—	$1	$10
Charges	18	1	4	1	5	29
Costs charged against assets and other	—	—	(4)	—	—	(4)
Cash paid	(8)	(1)	—	(1)	(5)	(15)
Foreign currency translation adjustment	(1)	—	—	—	—	(1)
Reserve at September 30, 2014	$16	$2	$—	$—	$1	$19
Charges	9	—	5	—	7	21
Costs charged against assets and other	—	—	(5)	—	—	(5)
Cash paid	(18)	—	—	—	(6)	(24)
Foreign currency translation adjustment	(2)	—	—	—	—	(2)
Reserve at September 30, 2015	$5	$2	$—	$—	$2	$9

2016 Plan

On October 20, 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations.

In addition, on November 11, 2015, the Company announced that it had committed to a plan to close its carbon black manufacturing facility in Merak, Indonesia. It is anticipated that manufacturing operations at this location will cease by the end of January 2016 and the production in Asia will be consolidated in the Company’s Cilegon, Indonesia and other global carbon black production sites to meet demand. As proposed, these combined 2016 plan actions would result in a reduction of approximately 370 positions across the Company’s global locations. In response to current market conditions, these actions are intended to result in a more competitive cost structure.

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

During fiscal 2015 and 2014, the Company has recorded pre-tax restructuring charges of $6 million and $18 million, respectively, comprised primarily of employee severance costs and other transition costs. The majority of actions related to the transition of the business service center have been completed and have resulted in total charges of approximately $24 million comprised of $16 million of severance charges and $8 million of other transition costs including training costs and redundant salaries. Through September 30, 2015, the Company has made $20 million in cash payments related to this plan, comprised of $13 million of severance payments and $7 million of other transition related costs, and expects to make cash payments of approximately $2 million, comprised mainly of severance, in fiscal 2016.  The difference between the initial accrual and subsequent cash payments was due to changes in foreign exchange rates.

As of September 30, 2015, Cabot has $2 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure, which is mainly comprised of accrued severance charges.

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

During fiscal 2015, 2014 and 2013, the Company recorded pre-tax restructuring charges related to this plan of less than $1 million, $2 million and $18 million, respectively. These pre-tax restructuring costs were comprised mainly of accelerated depreciation and asset write-offs of $15 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income (loss) attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative net cash outlays related to this plan are expected to be approximately $4 million comprised primarily of $1 million for site demolition, clearing and environmental remediation, $2 million for severance, and $1 million for other closure related charges and does not include any gain expected to be recorded on the sale of land. Through September 30, 2015, CMSB has made approximately $3 million in cash payments related to this plan related mainly to severance and site demolition and clearing costs.

CMSB expects to make net cash payments of $1 million during fiscal 2016 and thereafter mainly comprised of site demolition, clearing and environmental remediation costs. Approximately $8 million is expected to be received from the sale of land in fiscal 2016, pending the completion of certain activities.

As of September 30, 2015, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure which is mainly comprised of accrued environmental and other charges.

Other Activities

The Company has recorded pre-tax charges of approximately $13 million, $8 million and $13 million during fiscal 2015, 2014 and 2013, respectively, related to restructuring activities at several other locations. Fiscal 2015 charges are comprised of $7 million of severance charges, $4 million of assets write-offs and accelerated depreciation and $2 million of other costs and were comprised of charges at the Company’s corporate headquarters in Boston, Massachusetts and Specialty Fluids facility in Bergen, Norway, as well as other locations. Fiscal 2014 charges are comprised of accelerated depreciation and asset write-offs of $5 million and severance charges of $3 million and were comprised of charges at the Company’s carbon black facilities in Port Dickson, Malaysia and Maua, Brazil, as well as other locations. Fiscal 2013 costs are comprised of $8 million of severance charges, $3 million of accelerated depreciation and asset write-offs and $2 million of other expenses and were comprised of charges at the Company’s research and development facility in Billerica, Massachusetts, certain Purification Solutions sites, and other locations. The Company anticipates that it will record additional charges of less than $1 million in fiscal 2016 related to these actions.

Through September 30, 2015, Cabot has made cash payments of $23 million related to these activities and expects to pay $5 million in fiscal 2016 mainly for severance and other closure related costs at the impacted locations.

As of September 30, 2015, Cabot has $5 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India, and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $165 million related to these plans through September 30, 2015, comprised of $67 million for severance charges, $66 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $23 million of other closure related charges partially offset by gains on asset sales of $1 million. These amounts do not include any gain that may be recorded if the Company successfully sells its land rights and certain manufacturing related assets in India or Hong Kong.

Pre-tax restructuring expenses related to these plans were approximately $2 million, $1 million and $3 million during fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 charges are comprised mainly of severance, accelerated depreciation and other expenses.  Fiscal 2014 charges are comprised mainly of environmental charges and other post closure costs. Fiscal 2013 charges are comprised mainly of severance, accelerated depreciation and other expenses. Since fiscal 2009, Cabot has made net cash payments of $87 million related to these plans and expects to pay approximately $1 million in fiscal 2016 and thereafter. The remaining payments consist mainly of environmental and other closure related costs. These amounts do not include any proceeds that may be received if the Company successfully sells its land rights and certain manufacturing related assets in India or Hong Kong.

As of September 30, 2015, Cabot has $2 million of accrued environmental, severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Note Q. Accumulated Other Comprehensive (Loss) Income

Changes in each component of Accumulated other comprehensive (loss) income, net of tax, are as follows for fiscal 2014 and 2015:

	Currency Translation Adjustment	Unrealized Gains on Investment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(Dollars in millions)
Balance at September 30, 2013 attributable to Cabot Corporation	$154	$2	$(53)	$103
Other comprehensive loss before reclassifications	(131)	—	(40)	(171)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—
Net other comprehensive items	23	2	(93)	(68)
Less: Noncontrolling interest	(4)	—	—	(4)
Balance at September 30, 2014 attributable to Cabot Corporation	27	2	(93)	(64)
Other comprehensive (loss) income before reclassifications	(270)	—	7	(263)
Amounts reclassified from accumulated other comprehensive income	—	—	24	24
Net other comprehensive items	(243)	2	(62)	(303)
Less: Noncontrolling interest	(4)	—	—	(4)
Balance at September 30, 2015 attributable to Cabot Corporation	$(239)	$2	$(62)	$(299)

The amounts reclassified out of Accumulated other comprehensive (loss) income and into the Statements of Operations for the fiscal year ended September 30, 2015, 2014 and 2013 are as follows:

	Affected Line Item in the Consolidated	September 30
	Statements of Operations	2015	2014	2013
		(Dollars in Millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost- see Note N for details	$(1)	$3	$5
Amortization of prior service cost	Net Periodic Benefit Cost- see Note N for details	4	(3)	(3)
Settlement costs	Net Periodic Benefit Cost - see Note N for details	27	—	—
Total before tax		30	—	2
Tax impact	Provision for income taxes	(6)	—	—
Total after tax		$24	$—	$2

Note R. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Years Ended September 30
	2015	2014	2013
	(In millions, except per share amounts)
Basic EPS:
Net (loss) income attributable to Cabot Corporation	$(334)	$199	$153
Less: Dividends and dividend equivalents to participating securities	—	1	—
Less: Undistributed earnings allocated to participating securities(1)	—	1	1
(Loss) earnings allocated to common shareholders (numerator)	$(334)	$197	$152
Weighted average common shares and participating securities outstanding	63.9	65.0	64.4
Less: Participating securities(1)	0.5	0.6	0.6
Adjusted weighted average common shares (denominator)	63.4	64.4	63.8
Per share amounts—basic:
(Loss) income from continuing operations attributable to Cabot Corporation	$(5.29)	$3.04	$2.39
Income (loss) from discontinued operations	0.02	0.02	(0.01)
Net (loss) income attributable to Cabot Corporation	$(5.27)	$3.06	$2.38
Diluted EPS:
(Loss) earnings allocated to common shareholders	$(334)	$197	$152
Plus: Earnings allocated to participating securities	—	1	1
Less: Adjusted earnings allocated to participating securities(2)	—	1	1
(Loss) earnings available to common shares (numerator)	$(334)	$197	$152
Adjusted weighted average common shares outstanding	63.4	64.4	63.8
Effect of dilutive securities:
Common shares issuable(3)	—	0.7	0.7
Adjusted weighted average common shares (denominator)	63.4	65.1	64.5
Per share amounts—diluted:
(Loss) income from continuing operations attributable to Cabot Corporation	$(5.29)	$3.01	$2.37
Income (loss) from discontinued operations	0.02	0.02	(0.01)
Net (loss) income attributable to Cabot Corporation	$(5.27)	$3.03	$2.36

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Calculation of undistributed earnings:
Net (loss) income attributable to Cabot Corporation	$(334)	$199	$153
Less: Dividends declared on common stock	56	54	51
Less: Dividends and dividend equivalents to participating securities	—	1	—
Undistributed (loss) earnings	$(390)	$144	$102
Allocation of undistributed earnings:
Undistributed (loss) earnings allocated to common shareholders	$(390)	$143	$101
Undistributed earnings allocated to participating securities	—	1	1
Undistributed (loss) earnings	$(390)	$144	$102

(2)	Undistributed (loss) earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental 401(k) Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2015, 2014 and 2013, respectively, 897,056, 197,072 and 301,328 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note S. Income Taxes

Income from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years ended September 30
	2015	2014	2013
	(Dollars in millions)
Income from continuing operations:
Domestic	$(439)	$50	$40
Foreign	62	258	170
Total	$(377)	$308	$210

Tax provision (benefit) for income taxes consisted of the following:

	Years ended September 30
	2015	2014	2013
	(Dollars in millions)
U.S. federal and state:
Current	$(7)	$(4)	$(3)
Deferred	(74)	(4)	(6)
Total	(81)	(8)	(9)
Foreign:
Current	48	86	70
Deferred	(12)	14	(1)
Total	36	100	69
Total U.S. and foreign	$(45)	$92	$60

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years ended September 30
	2015	2014	2013
	(Dollars in millions)
Computed tax expense at the federal statutory rate	$(132)	$108	$74
Foreign income:
Impact of taxation at different rates, repatriation and other	(24)	(29)	(27)
Impact of (decrease) increase in valuation allowance on deferred taxes	(7)	20	—
Impact of investment incentive credits	—	—	(1)
Impact of foreign losses for which a current tax benefit is not available	9	7	9
Impact of non-deductible net currency losses	(1)	—	18
U.S. and state benefits from research and experimentation activities	(2)	—	(4)
Tax settlements	(7)	(7)	(6)
Impact of goodwill impairment charge	123	—	—
Nontaxable gain on existing equity investment	—	(10)	—
Permanent differences, net	—	3	(4)
State taxes, net of federal effect	(4)	—	1
Total	$(45)	$92	$60

Significant components of deferred income taxes were as follows:

	September 30
	2015	2014
	(Dollars in millions)
Deferred tax assets:
Deferred expenses	$38	$37
Intangible assets	32	—
Inventory	9	11
Other	3	20
Pension and other benefits	72	74
Net operating loss carry-forwards	145	171
Foreign tax credit carry-forwards	42	40
R&D credit carry-forwards	31	28
Other business credit carry-forwards	40	38
Subtotal	412	419
Valuation allowances	(161)	(186)
Total deferred tax assets	$251	$233

	September 30
	2015	2014
	(Dollars in millions)
Deferred tax liabilities:
Intangible assets	$—	$(37)
Property, plant and equipment	(116)	(143)
Total deferred tax liabilities	$(116)	$(180)

In the fiscal 2015 tax benefit, Cabot recorded $13 million of discrete tax benefits including benefits of $7 million for tax settlements, $4 million for repatriation, and $2 million for the renewal of the U.S. research and experimentation credit.

In the fiscal 2014 tax provision, Cabot recorded $17 million of net discrete tax charges including a $20 million charge for a valuation allowance on deferred tax assets in a foreign jurisdiction, a $2 million charge for return to provision adjustments, a $2 million charge for interest on uncertain tax positions and a $4 million charge for miscellaneous tax items, offset by an $11 million net tax benefit for tax audit settlements.

In the fiscal 2013 tax provision, Cabot recorded $3 million of net discrete tax charges including a $13 million foreign currency charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation credit, and other miscellaneous tax items.

Approximately $677 million of net operating loss carryforwards (“NOLs”) and $114 million of other tax credit carryforwards remain at September 30, 2015. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2016 to 2022	$323	$51
2023 and thereafter	95	41
Indefinite carry-forwards	259	22
Total	$677	$114

As of September 30, 2015, provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $1.5 billion of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries with the reinvested earnings.

As of September 30, 2015, net deferred tax assets of $155 million are in the U.S. Management believes that the Company’s history of generating domestic profits provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. U.S. income from continuing operations adjusted for U.S. permanent differences and excluding the impairment of long-lived assets within the U.S. (see Note G) was a profit of $75 million for the year ended September 30, 2015 and was a cumulative profit of $190 million for the three years ended September 30, 2015 including dividends from non-U.S. subsidiaries. Realization of deferred tax assets is dependent upon future taxable income generated over an extended period of time.

As of September 30, 2015, the Company needs to generate approximately $443 million in cumulative future U.S. taxable income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the realization of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2015 and 2014 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance  decreased by $25 million in 2015 primarily due to reduction in value of certain future tax benefits and net operating losses generated or acquired that are included in deferred tax assets. The valuation allowance increased by $20 million in 2014 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses generated or acquired that are included in deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2015, the total amount of unrecognized tax benefits was $30 million, of which $16 million was recorded in the Company’s Consolidated Balance Sheet and $14 million of deferred tax assets, principally related to state net operating loss carry-forwards, have not been recorded. In addition, accruals of $1 million and $8 million have been recorded for penalties and interest, respectively, as of September 30, 2015 and $1 million and $11 million, respectively, as of September 30, 2014. Total penalties and interest recorded in the tax provision in the Consolidated Statement of Operations was $2 million in fiscal 2015 and $3 million in both fiscal 2014 and 2013. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $20 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2015, 2014 and 2013 is as follows:

	Years ended September 30
	2015	2014	2013
	(Dollars in millions)
Balance at beginning of the year	$41	$50	$55
Additions based on tax provisions related to the current year	1	1	1
Additions for tax positions of prior years	—	—	2
Reductions of tax provisions of prior years	(1)	(1)	(5)
Reductions related to settlements	(9)	(5)	—
Reductions from lapse of statute of limitations	(2)	(4)	(3)
Balance at end of the year	$30	$41	$50

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2014 remain subject to examination by their respective tax authorities. As of September 30, 2015, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Note T. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2015, 2014 and 2013 totaled $29 million, $26 million and $23 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2016	$21
2017	14
2018	12
2019	10
2020	8
2021 and thereafter	67
Total future minimum rental commitments	$132

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2015, 2014 and 2013 are as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Reinforcement Materials	$276	$354	$371
Performance Chemicals	62	43	34
Purification Solutions	14	32	34
Other	—	3	2
Total	$352	$432	$441

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $169 million, $241 million and $150 million during fiscal 2015, 2014 and 2013, respectively, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2015 and 2014, were $8 million and $16 million, respectively.

The purchase commitments for Reinforcement Materials, Performance Chemicals, and Purification Solutions covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$228	$177	$176	$173	$137	$1,821	$2,712
Performance Chemicals	60	38	33	33	30	178	372
Purification Solutions	14	10	7	6	7	2	46
Total	$302	$225	$216	$212	$174	$2,001	$3,130

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides individual and aggregate stop-loss protection. The aggregate self-insured liability in fiscal 2015 for combined U.S. / Canadian third-party liabilities and U.S. workers’ compensation was $6.9 million, and the retention for medical costs in the United States is at most $225,000 per person per annum. There is no aggregate self-insurance limitation outside of the U.S. and Canada for third party liabilities.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2015 and September 30, 2014, Cabot had $16 million and $17 million, respectively, reserved for environmental matters. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. In fiscal 2015 and 2014, there was $4 million and $4 million in Accounts payable and accrued liabilities and $12 million and $13 million in Other liabilities, respectively, in the Consolidated Balance Sheets for environmental matters. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were $1 million, $15 million, and $1 million in fiscal 2015, 2014 and 2013, respectively, which are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $2 million in fiscal 2015, $3 million in fiscal 2014, and $2 million in fiscal 2013.

The operation and maintenance component of the $16 million reserve for environmental matters was $7 million at September 30, 2015. Cabot expects to make payments of $2 million in fiscal 2016, $3 million in fiscal 2017 and 2018, less than $1 million in fiscal 2019 and 2020, and a total of $6 million thereafter.

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the United States. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot paid a combined $975,000 civil penalty to EPA and LDEQ, agreed to fund environmental mitigation projects in the three communities where the plants are located for a total cost of approximately $450,000, two of which have been completed, and will install technology controls for sulfur dioxide and nitrogen oxide.

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

In addition to Cabot’s subsidiary and as described above, other parties are responsible for significant portions of the costs of respirator liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases. These parties include Aearo, AO, AO’s insurers, another former owner and its insurers and a third-party manufacturer of respirators formerly sold under the AO brand and its insurers (collectively, with the Company’s subsidiary, the “Payor Group”).

As of September 30, 2015 and 2014, there were approximately 38,000 and 41,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the value of the share of these liabilities that reflect Cabot’s period of direct manufacture and Cabot’s contractual obligations. Based on the HR&A estimates, Cabot has recorded an $11 million reserve to accrue for its estimated share of liability for pending and future respirator claims. The Company made payments related to its respirator liability of $2 million in each of fiscal 2015, 2014 and 2013.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of the insurance coverage of the members of the Payor Group or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that the assumptions that were used to estimate the Company’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Other

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s consolidated financial statements in a particular period, they are not expected in the aggregate to have a material adverse effect on the Company’s consolidated financial statements.

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

No customer individually represented 10% or more of consolidated net sales for fiscal 2015, 2014 and 2013.

Tire manufacturers comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers as a group is as follows:

	September 30
	2015	2014
	(Dollars in millions)
Tire manufacturers	$217	$311

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

In the first quarter of fiscal 2015, the Company realigned its business reporting structure into four segments that consist of Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. Segment results have been recast for all periods presented to reflect the realignment of the Company’s global business segments. The new segment structure is designed to improve efficiency and resource prioritization and reflects how the Company’s CODM reviews segment results to assess performance and allocate resources.

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

Our rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent to increase tread durability and are also used as a performance additive to reduce rolling resistance and improve traction. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product, including the product’s physical strength, fluid resistance, conductivity and resistivity.

Performance Chemicals

Performance Chemicals is comprised of two businesses: (i) our Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants, and (ii) our Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, inkjet printing, electronics, and consumer products sectors. The net sales from each of these businesses for fiscal 2015, 2014 and 2013 are as follows:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Specialty Carbons and Formulations	$630	$709	$686
Metal Oxides	297	313	303
Total Performance Chemicals	$927	$1,022	$989

Specialty Carbons and Formulations Business

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications.

Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. Our thermoplastic concentrates and compounds, which we refer to as “specialty compounds”, are derived from our specialty grades of carbon black mixed with polymers and other additives.  These products are generally used by plastics formulators in thermoplastic polymer applications, such as cable jacketings, films, fibers, moldings, pipes and sheets, as they are generally easier to handle, mix and disperse for these applications than carbon black alone.  In addition, our electrically conductive compound products generally are used to reduce the risk of damage from electrostatic discharge in plastics applications.

Our inkjet colorants are high-quality pigment-based black and color dispersions based on our patented, carbon black, surface modification technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including commercial printing, small office/home office and corporate office, and niche applications that require a high level of dispersibility and colloidal stability. Our inkjet inks, which utilize our pigment-based colorant dispersions, are used in the emerging commercial printing segment for digital print.

Metal Oxides Business

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

Specialty Fluids

The Specialty Fluids segment principally produces and markets cesium formate as a drilling and completion fluid for use primarily in high-pressure and high-temperature oil and gas well construction. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with testing guidelines set by the Organization for Economic Cooperation and Development. The business also manufactures and sells fine cesium chemicals that are used in a wide range of applications, including catalysts and brazing fluxes.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30
2015
Revenues from external customers(2)	$1,507	$927	$296	$42	$2,772	$99	$2,871
Depreciation and amortization	83	54	45	2	184	(1)	183
Equity in earnings of affiliated companies	2	1	6	—	9	(5)	4
Income (loss) from continuing operations before taxes(3)	143	178	5	6	332	(709)	(377)
Assets(4)	1,220	625	789	119	2,753	322	3,075
Total expenditures for additions to long-lived assets(5)	44	29	48	16	137	4	141
2014
Revenues from external customers(2)	2,108	1,022	315	98	3,543	104	3,647
Depreciation and amortization	88	56	54	3	201	—	201
Equity in earnings of affiliated companies	(3)	1	6	—	4	(4)	—
Income (loss) from continuing operations before taxes(3)	259	168	(19)	39	447	(139)	308
Assets(4)	1,632	731	1,389	115	3,867	217	4,084
Total expenditures for additions to long-lived assets(5)	65	29	64	7	165	6	171
2013
Revenues from external customers(2)	1,931	989	328	101	3,349	107	3,456
Depreciation and amortization	82	56	54	2	194	(4)	190
Equity in earnings of affiliated companies	9	2	4	—	15	(4)	11
Income (loss) from continuing operations before taxes(3)	195	149	(4)	46	386	(176)	210
Assets(4)	1,523	752	1,388	110	3,773	460	4,233
Total expenditures for additions to long-lived assets(5)	172	46	38	5	261	3	264

(1)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.

(2)

Revenue from external customers that are categorized as Unallocated and Other reflects royalties, other operating revenues, external shipping and handling fees, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below.

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable	$9	$(7)	$5
Shipping and handling fees	90	111	102
Total	$99	$104	$107

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2015	2014	2013
	(Dollars in millions)
Interest expense	$(53)	$(55)	$(62)
Total certain items, pre-tax(a)	(617)	(28)	(54)
Equity in earnings of affiliated companies, net of tax(b)	(4)	—	(11)
Unallocated corporate costs(c)	(46)	(54)	(48)
General unallocated expense(d)	11	(2)	(1)
Total	$(709)	$(139)	$(176)

(a)

Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax for fiscal 2015 include $562 million related to goodwill and long-lived asset impairment charges for the Purification Solutions business (refer to Note G), $21 million related to global restructuring activities (Refer to Note P), $5 million for acquisition and integration-related charges, $21 million related to employee benefit plan settlement and other charges (refer to note N), and $2 million related to foreign currency loss on revaluations, and $6 million related to an inventory reserve adjustment (refer to Note E). Certain items, pre-tax, for fiscal 2014 primarily include $29 million related to global restructuring activities, $7 million for acquisition and integration-related charges, $18 million for legal and environmental matters and reserves and $3 million of certain foreign currency gains recorded by foreign subsidiaries offset by a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. Certain items, pre-tax, for fiscal 2013 primarily include $35 million related to global restructuring activities, $21 million for acquisition and integration-related charges (consisting of $10 million for certain other one-time integration costs and $11 million of additional charges related to acquisition accounting adjustments for the acquired inventory) and $1 million for legal and environmental matters and reserves offset by $3 million of certain foreign currency gains recorded by foreign subsidiaries.

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

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	China	The Netherlands	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2015
Revenues from external customers	$705	$548	$176	$1,442	$2,871
Net property, plant and equipment	$480	$311	$157	$435	$1,383
2014
Revenues from external customers	$847	$628	$220	$1,952	$3,647
Net property, plant and equipment	$496	$355	$197	$533	$1,581
2013
Revenues from external customers	$818	$558	$224	$1,856	$3,456
Net property, plant and equipment	$488	$385	$211	$516	$1,600

Note W. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2015 and 2014 are summarized below:

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2015
Consolidated Net Income
Net sales and other operating revenues	$812	$694	$694	$671	$2,871
Gross profit	157	139	150	139	585
Purification Solutions long-lived assets impairment charge	—	—	209	1	210
Purification Solutions goodwill impairment charge	—	—	353	(1)	352
Income from discontinued operations, net of tax	—	—	1	1	2
Net income (loss)	49	27	(443)	41	(326)
Net income (loss) attributable to Cabot Corporation	45	26	(445)	40	(334)
Income per share—basic:
Income (loss) from continuing operations	$0.70	$0.41	$(7.05)	$0.63	$(5.29)
Income from discontinued operations	—	—	0.01	0.01	0.02
Net income (loss) attributable to Cabot Corporation	$0.70	$0.41	$(7.04)	$0.64	$(5.27)
Income per share—diluted:
Income (loss) from continuing operations	$0.69	$0.41	$(7.05)	$0.62	$(5.29)
Income from discontinued operations	—	—	0.01	0.01	0.02
Net income (loss) attributable to Cabot Corporation	$0.69	$0.41	$(7.04)	$0.63	$(5.27)

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2014
Consolidated Net Income
Net sales and other operating revenues	$898	$898	$940	$911	$3,647
Gross profit	179	176	184	182	721
(Loss) income from discontinued operations, net of tax	(1)	—	(1)	4	2
Net income	86	39	57	36	218
Net income attributable to Cabot Corporation	80	36	52	31	199
Income per share—basic:
Income from continuing operations	$1.25	$0.56	$0.80	$0.43	$3.04
Income from discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.02
Net income attributable to Cabot Corporation	$1.24	$0.55	$0.79	$0.48	$3.06
Income per share—diluted:
Income from continuing operations	$1.24	$0.55	$0.79	$0.43	$3.01
(Loss) income from discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.02
Net income attributable to Cabot Corporation	$1.23	$0.54	$0.78	$0.48	$3.03

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2015 of the Company and our report dated November 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 25, 2015

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2015 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2015.

Cabot’s internal control over financial reporting as of September 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Following the issuance of the Company’s earnings release on November 2, 2015 for the fourth quarter and fiscal year ended September 30, 2015, the Company made certain adjustments to the recorded amounts for taxes and value added tax credits.  The adjustments, which were identified in connection with the Company’s fiscal year end procedures, are reflected in the consolidated financial statements included in this annual report on Form 10-K.  If these adjustments had been reflected in the results the Company reported in its earnings release, the Company would have reported diluted earnings per share for the fourth quarter ended September 30, 2015 of $0.63 compared to $0.68 and diluted earnings per share loss for the fiscal year ended September 30, 2015 of $5.27 compared to $5.23. The adjustment also lowered adjusted earnings per share for the fourth quarter and fiscal year ended September 30, 2015 by $0.04 from the amounts reported in the earnings release.  The adjustment primarily impacted the results of Reinforcement Materials.

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

The other information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock, and information relating to the security ownership of our management required by this item will be included in our Proxy Statement and is incorporated herein by reference

The following table provides information as of September 30, 2015 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2009 Long-Term Incentive Plan and the 2015 Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,320,862	$33.91	3,294,265
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 1,510,126 shares issuable upon exercise of outstanding stock options, (ii) 490,336 shares issuable upon vesting of time-based restricted stock units, (iii) 92,055 shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the fiscal 2013 awards, the first two years within the three-year performance period of the fiscal 2014 awards, and the first year within the three-year performance period of the fiscal 2015 awards; and (iv) 228,345 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2014 awards and years two and three of the 2015 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 152,230 shares would be issuable for year three of the 2014 awards and years two and three of the 2015 awards.

(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units which do not have an exercise price.
(3)

Of these shares, (i) 2,944,265 shares remain available for future issuance under our 2009 Long-Term Incentive Plan, and (ii) 350,000 remain available for future issuance under our 2015 Directors’ Stock Compensation Plan.

The other information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Financial Statements. See “Index to Financial Statements” under Item 8 on page 42 of this Form 10-K.
(b)	Exhibits. (Certain exhibits not included in copies of the Form 10-K sent to stockholders.)

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

10(a)†

Credit Agreement, dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto.

10(b)(i)*

2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*

2015 Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2015 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2015).

Exhibit Number	Description
10(b)(iii)*

Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(c)*†	Summary of Compensation for Non-Employee Directors.

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

10(i)*

The Separation Agreement between Cabot Corporation and David A. Miller dated November 28, 2014 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, file reference 1-5667, filed with the SEC on February 5, 2015).

10(j)*

Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010, as modified by the Assignment Letter between Nicholas Cross and Cabot Corporation effective May 15, 2015 (incorporated herein by reference to Exhibit 10.1 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, file reference 1-5667, filed with the SEC on May 7, 2015).

10(k)

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

Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2015, 2014, 2013; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2015, 2014, or 2013. (iii) the Consolidated Balance Sheets at September 30, 2015 and September 30, 2014; (iv) the Consolidated Statement of Cash flows for the years ended September 30, 2015, 2014 and 2013; (v) the Consolidated Statement of Changes in Stockholders’ Equity September 30, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements, September 30, 2015.

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

Date: November 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PATRICK M. PREVOST	Director, President and	November 25, 2015
Patrick M. Prevost	Chief Executive Officer

/s/ EDUARDO E. CORDEIRO	Executive Vice President and Chief Financial Officer	November 25, 2015
Eduardo E. Cordeiro	(principal financial officer)

/s/ JAMES P. KELLY	Vice President and Controller	November 25, 2015
James P. Kelly	(principal accounting officer)

/s/ JOHN F. O’BRIEN	Director, Non-Executive	November 25, 2015
John F. O’Brien	Chairman of the Board

/s/ JUAN ENRIQUEZ	Director	November 25, 2015
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 25, 2015
William C. Kirby

/s/ RODERICK C.G. MACLEOD	Director	November 25, 2015
Roderick C.G. MacLeod

/s/ HENRY F. MCCANCE	Director	November 25, 2015
Henry F. McCance

/s/ JOHN K. MCGILLICUDDY	Director	November 25, 2015
John K. McGillicuddy

/s/ SUE H. RATAJ	Director	November 25, 2015
Sue H. Rataj

/s/ RONALDO H. SCHMITZ	Director	November 25, 2015
Ronaldo H. Schmitz

/s/ LYDIA W. THOMAS	Director	November 25, 2015
Lydia W. Thomas

/s/ MATTHIAS L. WOLFGRUBER	Director	November 25, 2015
Matthias L. Wolfgruber

/s/ MARK S. WRIGHTON	Director	November 25, 2015
Mark S. Wrighton

EXHIBIT INDEX

Exhibit Number	Description

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

10(a)†

Credit Agreement, dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto.

10(b)(i)*

2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*

2015 Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2015 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2015).

10(b)(iii)*

Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(c)*†	Summary of Compensation for Non-Employee Directors.

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

10(i)*

The Separation Agreement between Cabot Corporation and David A. Miller dated November 28, 2014 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, file reference 1-5667, filed with the SEC on February 5, 2015).

10(j)*

Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010, as modified by the Assignment Letter between Nicholas Cross and Cabot Corporation effective May 15, 2015 (incorporated herein by reference to Exhibit 10.1 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, file reference 1-5667, filed with the SEC on May 7, 2015).

10(k)

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

Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2015, 2014, 2013; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2015, 2014, or 2013. (iii) the Consolidated Balance Sheets at September 30, 2015 and September 30, 2014; (iv) the Consolidated Statement of Cash flows for the years ended September 30, 2015, 2014 and 2013; (v) the Consolidated Statement of Changes in Stockholders’ Equity September 30, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements, September 30, 2015.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.