Form 10-Q
period 2015-12-31
CABOT CORP
filed 2016-02-05
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 3, 2016 the Company had 62,358,741 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,
	2015	2014
	(In millions, except share and per share amounts)
Net sales and other operating revenues	$603	$812
Cost of sales	504	655
Gross profit	99	157
Selling and administrative expenses	71	78
Research and technical expenses	16	15
Income from operations	12	64
Interest and dividend income	1	1
Interest expense	(13)	(13)
Other expense	(8)	(1)
(Loss) income from continuing operations	(8)	51
Benefit (provision) for income taxes	5	(3)
Equity in earnings of affiliated companies, net of tax	—	1
Net (loss) income	(3)	49
Net income attributable to noncontrolling interests, net of tax	4	4
Net (loss) income attributable to Cabot Corporation	(7)	45
Weighted-average common shares outstanding, in millions:
Basic	62.5	64.1
Diluted	62.5	64.6
Income per common share:
Basic:
Net (loss) income attributable to Cabot Corporation	$(0.11)	$0.70
Diluted:
Net (loss) income attributable to Cabot Corporation	$(0.11)	$0.69
Dividends per common share	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended December 31,
	2015	2014
	(In millions)
Net (loss) income	$(3)	$49
Other comprehensive loss, net of tax
Foreign currency translation adjustment (net of tax benefit of $- and $1)	(47)	(103)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision of $- and $6)	(1)	21
Other comprehensive loss	(48)	(82)
Comprehensive loss	(51)	(33)
Net income attributable to noncontrolling interests	4	4
Noncontrolling interests foreign currency translation adjustment, net of tax	(3)	(2)
Comprehensive income attributable to noncontrolling interests, net of tax	1	2
Comprehensive loss attributable to Cabot Corporation	$(52)	$(35)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31,	September 30,
	2015	2015
	(In millions)
Current assets:
Cash and cash equivalents	$84	$77
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $7	437	477
Inventories:
Raw materials	65	69
Work in process	4	1
Finished goods	261	287
Other	39	40
Total inventories	369	397
Prepaid expenses and other current assets	66	54
Deferred income taxes	43	43
Total current assets	999	1,048

Property, plant and equipment, net	1,315	1,383
Goodwill	153	154
Equity affiliates	54	57
Intangible assets, net	149	153
Assets held for rent	90	86
Deferred income taxes	153	152
Other assets	42	42
Total assets	$2,955	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31,	September 30,
	2015	2015
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$7	$22
Accounts payable and accrued liabilities	376	389
Income taxes payable	24	28
Deferred income taxes	1	1
Current portion of long-term debt	301	1
Total current liabilities	709	441
Long-term debt	670	970
Deferred income taxes	59	59
Other liabilities	235	240
Redeemable preferred stock	27	27
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding : None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,596,786 and 62,704,966 shares
Outstanding: 62,350,493 and 62,458,396 shares	63	63
Less cost of 246,293 and 246,570 shares of common treasury stock	(8)	(8)
Additional paid-in capital	—	—
Retained earnings	1,448	1,478
Accumulated other comprehensive loss	(344)	(299)
Total Cabot Corporation stockholders' equity	1,159	1,234
Noncontrolling interests	96	104
Total stockholders' equity	1,255	1,338
Total liabilities and stockholders’ equity	$2,955	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(3)	$49
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	41	45
Long-lived asset impairment charge (Note J)	23	—
Deferred tax benefit	—	(7)
Employee benefit plan settlement	—	18
Equity in net income of affiliated companies	—	(1)
Non-cash compensation	3	4
Other non-cash (income) expense	8	—
Changes in assets and liabilities:
Accounts and notes receivable	30	23
Inventories	16	7
Prepaid expenses and other current assets	(13)	(2)
Accounts payable and accrued liabilities	(6)	(73)
Income taxes payable	(6)	(2)
Other liabilities	(13)	(14)
Cash dividends received from equity affiliates	3	3
Other	—	6
Cash provided by operating activities	83	56

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(24)	(41)
Proceeds from the sale of land	7	—
Change in assets held for rent	(1)	(3)
Cash used in investing activities	(18)	(44)

Cash Flows from Financing Activities:
Repayments under financing arrangements	(3)	(3)
Increase (decrease) in notes payable, net	—	1
(Repayments of) proceeds from issuance of commercial paper, net	(11)	117
Repayments of long-term debt	—	(32)
Purchases of common stock	(14)	(47)
Proceeds from sales of common stock	1	2
Cash dividends paid to common stockholders	(14)	(14)
Cash (used in) provided by financing activities	(41)	24
Effects of exchange rate changes on cash	(17)	(15)
Increase in cash and cash equivalents	7	21
Cash and cash equivalents at beginning of period	77	67
Cash and cash equivalents at end of period	$84	$88

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (“2015 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended
	December 31,
	2015	2014
Reinforcement Materials	51%	59%
Performance Chemicals	36%	29%
Purification Solutions	12%	10%
Specialty Fluids	1%	2%

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

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values.  The fair value of the Purification Solutions reporting unit was less than its carrying amount and an impairment was recorded in the third fiscal quarter of 2015. Due to the impairment recorded as of June 30, 2015, the fair value of the Purification Solutions reporting unit was insignificantly higher than its carrying value as of the last impairment date. No events occurred subsequent to the last impairment evaluation that would suggest that it is more likely than not that the carrying values of any of our reporting units exceeded their fair value.

Nonetheless, the future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this business. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. The MATS regulation has been subject to legal challenge and, in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants, including mercury, emitted by coal-fired utilities, and remanded the case back to the United States Court of Appeals for the District of Columbia Circuit Court for further proceedings. On December 15, 2015, the D.C. Circuit Court ruled to keep the MATS regulation in place while the EPA works to address the cost analysis required by the U.S. Supreme Court’s decision. EPA has indicated that it will complete this work by April 2016.

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

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. The Company recognized an impairment on intangible assets associated with the Purification Solutions business in the third fiscal quarter of 2015 and no events have been subsequently identified that would require an additional impairment evaluation.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $28 million and $30 million higher as of December 31, 2015 and September 30, 2015, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

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

Recent Accounting Pronouncements

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

In November 2015, the FASB issued a new standard that amends the existing accounting standard for Income Taxes and simplifies the presentation of deferred income taxes.  This will require that deferred income tax assets and liabilities be classified as noncurrent on the balance sheet.  This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is permitted.  The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

C. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31,
	2015		2014		2015		2014
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$2	$—	$2	$—	$—	$—	$—
Interest cost	1	2	2	3	—	—	—	—
Expected return on plan assets	(3)	(3)	(3)	(4)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	18	(1)	—	—	—
Net periodic (credit) benefit cost	$(2)	$2	$(1)	$20	$(2)	$—	$(1)	$—

Settlement of employee benefit plan

Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. As a result of the transfer, a pre-tax charge of $18 million was recorded in the three months ended December 31, 2014 as reflected in Settlement costs in the table above. The pre-tax charge consists of $27 million released from Accumulated other comprehensive (loss) income (“AOCI”) and $2 million of employer contributions at the time of the settlement, partially offset by an $11 million release of the pension liability. The settlement charge has been recorded primarily in Cost of sales in the Consolidated Statements of Operations.

D. Goodwill and Intangible Assets

Cabot had goodwill balances of $153 million and $154 million at December 31, 2015 and September 30, 2015, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three month period ended December 31, 2015 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2015	$55	$9	$90	$154
Foreign currency impact	(1)	—	—	(1)
Balance at December 31, 2015	$54	$9	$90	$153

The following table provides information regarding the Company’s intangible assets:

	December 31, 2015			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technologies	$48	$(2)	$46	$48	$(1)	$47
Trademarks	15	—	15	16	—	16
Customer relationships	95	(7)	88	96	(6)	90
Total intangible assets	$158	$(9)	$149	$160	$(7)	$153

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three months ended December 31, 2015 and 2014 was $2 million and $4 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $9 million each year for the next five fiscal years.

E. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization did not have a set expiration date. During the first quarter of fiscal 2015, Cabot repurchased 925,700 shares of its common stock under this authorization.

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions and cancelled the previous authorization. Cabot has repurchased 1,594,300 shares of its common stock under this authorization. As of December 31, 2015, 3,405,700 shares remain available for repurchase under the current authorization. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first three months of both fiscal 2016 and 2015, Cabot paid cash dividends of $0.22 per share of common stock for a total of $14 million.

Noncontrolling interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2015	2014
	(Dollars in millions)
Balance at September 30	$104	$122
Net income attributable to noncontrolling interests	4	4
Noncontrolling interest foreign currency translation adjustment	(3)	(2)
Noncontrolling interest dividends	(9)	—
Balance at December 31	$96	$124

The dividends declared during the three months ended December 31, 2015 were not paid during the period.

F. Accumulated Other Comprehensive Loss

Comprehensive income combines net (loss) income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(Dollars in millions)
Balance at September 30, 2015, attributable to Cabot Corporation	$(239)	$2	$(62)	$(299)
Other comprehensive loss before reclassifications	(47)	—	—	(47)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1)	(1)
Net other comprehensive items	(286)	2	(63)	(347)
Less: Noncontrolling interest	(3)	—	—	(3)
Balance at December 31, 2015, attributable to Cabot Corporation	$(283)	$2	$(63)	$(344)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three months ended December 31, 2015 and 2014 are as follows:

		Three Months Ended
	Affected Line Item in the Consolidated	December 31,
	Statements of Operations	2015	2014
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note C for details	$1	$1
Amortization of prior service cost	Net Periodic Benefit Cost - see Note C for details	(1)	(1)
Settlement and curtailment (credit) cost	Net Periodic Benefit Cost - see Note C for details	(1)	27
Total before tax		(1)	27
Tax impact	Benefit for income taxes	—	(6)
Total after tax		$(1)	$21

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2015.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$144	$136	$135	$132	$96	$1,702	$2,345
Performance Chemicals	44	50	37	32	29	155	347
Purification Solutions	10	7	1	—	—	—	18
Total	$198	$193	$173	$164	$125	$1,857	$2,710

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

Environmental Matters

As of December 31, 2015 and September 30, 2015, Cabot had $15 million and $16 million, respectively, reserved for environmental matters. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were less than $1 million in the first three months of fiscal 2016 and 2015, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2015 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. At no time did this respiratory product line represent a significant portion of the respirator market.

As of December 31, 2015 and September 30, 2015, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At December 31, 2015 and September 30, 2015, the reserve was $10 million and $11 million, respectively. Cash payments related to this liability were $1 million in the first three months of both fiscal 2016 and 2015.

Other

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s consolidated financial statements in a particular period, they are not expected, in the aggregate, to have a material adverse effect on the Company’s consolidated financial statements.

H. Income Tax

Effective Tax Rate

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
(Benefit) Provision for income taxes	$(5)	$3
Effective tax rate	74%	5%

During the first quarter of fiscal 2016, the Company recorded a tax benefit of $5 million, resulting in an effective tax rate of 74%. This amount included net discrete tax benefits of $6 million, primarily comprised of the net tax benefit from certain foreign exchange gains and losses, the renewal of the U.S. Research and Experimentation credit and releases of reserves for uncertain tax positions. During the first quarter of fiscal 2015, the Company recorded a tax provision of $3 million, resulting in an effective tax rate of 5%. This amount included net discrete tax benefits of $13 million, primarily comprised of the tax benefit from the change in accounting for uncertain tax positions, the renewal of the U.S. Research and Experimentation credit, and releases of reserves for uncertain tax positions.

Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by the United States Internal Revenue Service (“IRS”) and various tax years from 2005 through 2015 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2004 through 2015 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include China, France, Germany, Italy, Japan, and the Netherlands.

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

During the three months ended December 31, 2015, Cabot released uncertain tax positions of $2 million due to the expirations of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net (loss) income attributable to Cabot Corporation	$(7)	$45
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—
(Loss) earnings allocated to common shareholders (numerator)	$(7)	$45
Weighted average common shares and participating securities outstanding	62.9	64.6
Less: Participating securities(1)	0.4	0.5
Adjusted weighted average common shares (denominator)	62.5	64.1
Amounts per share - basic:
Net (loss) income attributable to Cabot Corporation	$(0.11)	$0.70
Diluted EPS(2) :
(Loss) earnings allocated to common shareholders	$(7)	$45
Plus: (Loss) earnings allocated to participating securities	—	—
Less: Adjusted earnings allocated to participating securities(3)	—	—
(Loss) earnings allocated to common shareholders (numerator)	$(7)	$45
Adjusted weighted average common shares outstanding	62.5	64.1
Effect of dilutive securities:
Common shares issuable(4)	—	0.5
Adjusted weighted average common shares (denominator)	62.5	64.6
Amounts per share - diluted:
Net (loss) income attributable to Cabot Corporation	$(0.11)	$0.69

(1)	Participating securities consist of shares of unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Calculation of undistributed earnings:
Net (loss) income attributable to Cabot Corporation	$(7)	$45
Less: Dividends declared on common stock	14	14
Less: Dividends declared on participating securities	—	—
Undistributed (loss) earnings	$(21)	$31
Allocation of undistributed (loss) earnings:
Undistributed (loss) earnings allocated to common shareholders	$(21)	$31
Undistributed (loss) earnings allocated to participating shareholders	—	—
Undistributed (loss) earnings	$(21)	$31

(2)

Due to the Company’s net loss position, dividends on participating securities were not added back to the loss available to common shares for the three months ended December 31, 2015 when calculating diluted EPS.

(3)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (4) below, and then reallocated to participating securities.
(4)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. The weighted average common shares outstanding for the three months ending December 31, 2015 excludes 1,083,358 shares as those shares would be antidilutive due to the Company’s net loss position. For the three months ended December 31, 2014, 325,500 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Cost of sales	$37	$2
Selling and administrative expenses	6	5
Research and technical expenses	5	—
Total	$48	$7

Details of all restructuring activities and the related reserves during the three months ended December 31, 2015 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Sales	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2015	$5	$2	$—	$—	$2	$9
Charges (credit)	25	—	(2)	23	2	48
Costs charged against assets / liabilities	—	—	(5)	(23)	—	(28)
Cash (paid) received	(11)	—	7	—	(3)	(7)
Reserve at December 31, 2015	$19	$2	$—	$—	$1	$22

2016 Plan

On October 20, 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan has resulted in a reduction of approximately 300 positions across the Company’s global locations. These actions are intended to result in a more competitive cost structure.

The Company has recorded pre-tax charges of approximately $24 million in the first three months of fiscal 2016, and expects to record an additional $4 million through the rest of fiscal 2016 related to these actions.   The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs.

Cumulative net cash outlays related to these actions are expected to be approximately $28 million, comprised of severance, employee benefits and other transition costs.  Through December 31, 2015, the Company has made $11 million in cash payments related to this plan and expects to make $15 million in cash payments through the remainder of fiscal 2016 and $2 million thereafter.

As of December 31, 2015, Cabot has $14 million of accrued severance costs in the Consolidated Balance Sheet related to this plan.

Additionally, on November 11, 2015, Cabot announced that it had committed to closing its carbon black manufacturing facility in Merak, Indonesia. The decision to close this plant and to consolidate production in Asia using the Company’s Cilegon, Indonesia and other Asian and global carbon black production sites to meet regional demand was driven by the financial performance at the Merak facility in the past several years. Manufacturing operations ceased at the end of January 2016 and approximately 50 employees were affected.

The Company has recorded pre-tax charges of approximately $24 million in the first three months of fiscal 2016 related to this closure, comprised of $22 million of asset impairments and accelerated depreciation and $2 million of severance and employee benefits. The asset impairment charges reflect the write-down of the long-lived assets group that is no longer in use to its fair value.

Future anticipated site closure costs for the Merak facility, anticipated to be recorded through the remainder of fiscal 2016, are $6 million for site remediation and other miscellaneous costs.

Net cash outlays related to this closure are expected to be approximately $8 million, substantially all of which is expected to be paid through the remainder of fiscal 2016.

As of December 31, 2015, Cabot has $2 million of accrued severance costs in the Consolidated Balance Sheet related to the Merak facility closure.

Details of the 2016 restructuring activities, including the Merak facility closure, during the three months ended December 31, 2015 are as follows:

	Severance and Employee Benefits	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2015	$—	$—	$—	$—
Charges	25	22	1	48
Costs charged against assets / liabilities	1	(22)	—	(21)
Cash paid	(10)	—	(1)	(11)
Reserve at December 31, 2015	$16	$—	$—	$16

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

The actions related to the transition of the business service center have been completed and have resulted in total charges of approximately $24 million, comprised of $16 million of severance charges and $8 million of other transition costs including training costs and redundant salaries. There were no charges related to this plan recorded in the first fiscal quarter of 2016 and $4 million was recorded related to this plan in the first fiscal quarter of 2015.

Through December 31, 2015, the Company has made $20 million in cash payments related to this plan, comprised of $13 million of severance payments and $7 million of other transition related costs, and expects to make cash payments of approximately $1 million, comprised mainly of severance, in the remainder of fiscal 2016.  The difference between the initial accrual and subsequent cash payments was due to changes in foreign exchange rates.

As of December 31, 2015, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure, which is mainly comprised of accrued severance charges.

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

Through December 31, 2015, the Company recorded cumulative net pre-tax restructuring charges related to this plan of $19 million, comprised mainly of accelerated depreciation and asset write-offs of $16 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million, partially offset by the gain from the sale of land of $2 million in fiscal 2016. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture.

The Company has recorded a net pre-tax gain of $1 million, and a net pre-tax charge of less than $1 million in the three  months ended December 31, 2015 and 2014, respectively. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative net cash received related to this plan is $3 million, comprised of $7 million received from the sale of land, partially offset by approximately $2 million for severance, $1 million for site demolition, clearing and environmental remediation, and $1 million for other closure related charges.

CMSB expects to make cash payments of less than $1 million during the remainder of fiscal 2016 mainly for site demolition, clearing and environmental remediation costs.

As of December 31, 2015, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure, which is mainly for accrued environmental and other charges.

Other Activities

The Company has recorded other pre-tax restructuring charges of approximately $1 million during each of the first quarters of fiscal 2016 and 2015.  Fiscal 2016 charges are comprised mainly of accelerated depreciation and severance costs whereas fiscal 2015 charges are comprised of severance costs. Future charges related to these actions are anticipated to be less than $1 million in the remainder of fiscal 2016 and thereafter.

As of December 31, 2015, Cabot has $3 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities which is expected to be paid through early fiscal 2017.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing sites in Thane, India and Hong Kong. The Company has incurred total cumulative pre-tax charges of approximately $165 million related to these plans through December 31, 2015, comprised of $67 million for severance charges, $66 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $23 million of other closure related charges, partially offset by gains on asset sales of $1 million. The Company anticipates that it will record a gain on the sale of land rights in Hong Kong of $8 million during fiscal 2016.

Pre-tax restructuring expenses related to these plans were less than $1 million and $2 million during the first three months of fiscal 2016 and 2015, respectively.   Since fiscal 2009, Cabot has made net cash payments of $87 million related to these plans and expects to receive approximately $9 million from the sale of land rights in Hong Kong during fiscal 2016, partially offset by payments of approximately $2 million for environmental and other closure related costs.

As of December 31, 2015, Cabot has $2 million of accrued environmental  and other closure related costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first three months of either fiscal 2016 or 2015.

At December 31, 2015 and September 30, 2015, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $12 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At December 31, 2015 and September 30, 2015, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.96 billion and $1.01 billion, respectively, as of December 31, 2015 and $0.96 billion and $1.02 billion, respectively, as of September 30, 2015. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

L. Derivatives

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both December 31, 2015 and September 30, 2015, there were no derivatives held to manage interest rate risk.

Foreign Currency Risk Management

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Cabot endeavors to match the currency in which its debt is issued to the currency of the Company’s major, stable cash receipts. In some situations Cabot has issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange the dollar principal and interest payments into a currency where the Company expects long-term, stable cash receipts.

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

The following table provides details of the derivatives held as of December 31, 2015 and September 30, 2015 to manage foreign currency risk.

Notional Amount, net
Description	Borrowing	December 31, 2015	September 30, 2015	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 7 million	USD 2 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the British pound sterling, Czech koruna, and Indonesian rupiah.

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

As of both December 31, 2015 and September 30, 2015, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The net after-tax amounts to be reclassified from AOCI to earnings within the next 12 months are expected to be immaterial.

M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2015, these subsidiaries carried the operating affiliate investment of $13 million and held 17 million bolivars (less than $1 million) in cash.

During each of the three month periods ended December 31, 2015 and 2014, the Company received dividends in the amounts of $2 million which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and the Company’s wholly-owned subsidiaries used an exchange rate that was available to Cabot when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to us on December 31, 2015 was 52 bolivars to the U.S. dollar.

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

N. Financial Information by Segment

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

The Company has four reportable segments: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids.

The Reinforcement Materials segment represents the rubber blacks and elastomer composites product lines.

Performance Chemicals is comprised of two businesses: (i) our Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants, and (ii) our Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. The net sales from each of these businesses for the three months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Specialty Carbons and Formulations	$140	$157
Metal Oxides	67	72
Total Performance Chemicals	$207	$229

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three Months Ended December 31, 2015
Revenues from external customers(2)	$288	$207	$66	$7	$568	$35	$603
Income (loss) from continuing operations before taxes(3)	$26	$50	$(5)	$—	$71	$(79)	$(8)

Three Months Ended December 31, 2014
Revenues from external customers(2)	$460	$229	$76	$16	$781	$31	$812
Income (loss) from continuing operations before taxes(3)	$53	$39	$(1)	$6	$97	$(46)	$51

(1)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)

“Unallocated and Other revenues from external customers” reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable.	$9	$4
Shipping and handling fees	26	27
Total	$35	$31

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Interest expense	$(13)	$(13)
Total certain items, pre-tax(a)	(58)	(26)
Equity in (earnings) loss of affiliated companies, net of tax(b)	—	(1)
Unallocated corporate costs(c)	(13)	(12)
General unallocated income(d)	5	6
Total	$(79)	$(46)

(a)

Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended December 31, 2015 include $48 million related to global restructuring activities, $8 million related to foreign currency loss on the devaluation of the Argentine peso, and $2 million related to legal and environmental matters and reserves. Certain items, pre-tax, for the three months ended December 31, 2014 include $7 million related to global restructuring activities, $1 million for acquisition and integration-related charges and $18 million related to an employee benefit plan settlement charge.

(b)	Equity in (earnings) loss of affiliated companies, net of tax, is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended
	December 31,
	2015	2014
Reinforcement Materials	51%	59%
Performance Chemicals	36%	29%
Purification Solutions	12%	10%
Specialty Fluids	1%	2%

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit was less than its carrying amount and an impairment was recorded in the third fiscal quarter of 2015.  Due to the impairment recorded on June 30, 2015, the fair value of the Purification Solutions reporting unit was insignificantly higher than its carrying value as of the last impairment date. No events occurred subsequent to the last impairment evaluation that would suggest that it is more likely than not that the carrying values of any of our reporting units exceeded its fair value.

Nonetheless, the future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this business. The expected demand for mercury removal products significantly depends on: (1) the implementation and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) and (2) other factors such as the anticipated usage of activated carbon in the coal-fired energy units. The MATS regulation has been subject to legal challenge and, in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is necessary and appropriate to regulate hazardous air pollutants, including mercury, emitted by coal-fired utilities, and remanded the case back to the United States Court of Appeals for the District of Columbia Circuit Court for further proceedings. On December 15, 2015, the D.C. Circuit Court ruled to keep the MATS regulation in place while the EPA works to address the cost analysis required by the U.S. Supreme Court’s decision. EPA has indicated that it will complete this work by April 2016.

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

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. We recognized an impairment on intangible assets associated with the Purification Solutions business in the third fiscal quarter of 2015 and no events have been subsequently identified that would require an additional impairment evaluation.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $28 million and $30 million higher as of December 31, 2015 and September 30, 2015, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to Cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to Cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

We review inventory for both potential obsolescence and potential declines in anticipated selling prices periodically. In this review, we make assumptions about the future demand for and market value of our inventory and based on these assumptions estimate the amount of any obsolete, unmarketable, slow moving inventory or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and the estimated market value. Historically, such write-downs have not been material. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

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

Total segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total segment EBIT to Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies is provided in Note N of our consolidated financial statements.

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

Overview

During the first quarter of fiscal 2016, (Loss) income from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the first quarter of fiscal 2015 primarily due to charges associated with restructuring plans, including the planned closure of our carbon black manufacturing plant in Merak, Indonesia.  The plans resulted in charges of

$48 million during the first three months of fiscal 2016.  In addition, results declined due to margin pressure in Reinforcement Materials, lower project activity in Specialty Fluids, and lower volumes in Purification Solutions, partially offset by improved results in Performance Chemicals.

First Quarter of Fiscal 2016 versus First Quarter of Fiscal 2015—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Net sales and other operating revenues	$603	$812
Gross profit	$99	$157

The $209 million decrease in net sales in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was due to a less favorable price and product mix (combined $151 million), an unfavorable impact from foreign currency translation ($39 million), and lower volumes ($20 million).  The less favorable price and product mix was primarily due to lower selling prices from price adjustments to customers for decreases in raw material costs.  The lower volumes were driven by lower demand in the Reinforcement Materials, Purification Solutions, and Specialty Fluids segments.

Gross profit decreased by $58 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily due to charges associated with restructuring plans and lower unit margins in the Reinforcement Materials segment.

Selling and Administrative Expenses

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Selling and administrative expenses	$71	$78

Selling and administrative expenses decreased by $7 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily from reduced spending across the Company as a result of cost savings initiatives.

Research and Technical Expenses

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Research and technical expenses	$16	$15

Research and technical expenses increased by $1 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to charges associated with the restructuring of research and technical activities.

Interest and Dividend Income, Interest Expense and Other Expense

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Interest and dividend income	$1	$1
Interest expense	$(13)	$(13)
Other expense	$(8)	$(1)

Interest and dividend income and interest expense were consistent in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015.

Other expense in the first quarter of fiscal 2016 increased by $7 million compared to the first quarter of fiscal 2015 due to an unfavorable comparison of foreign currency movements, most notably the devaluation of the Argentine peso by $8 million.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
(Benefit) Provision for income taxes	$(5)	$3
Effective tax rate	74%	5%
Impact of discrete tax items:
(1) Unusual or infrequent items	(14)%	10%
(2) Items related to uncertain tax positions	(20)%	16%
(3) Other discrete tax items	(5)%	(1)%
Impact of certain items	(9)%	(2)%
Operating tax rate	26%	28%

During the first quarter of fiscal 2016, we recorded a tax benefit of $5 million, resulting in an effective tax rate of 74%. This amount included net discrete tax benefits of $3 million, primarily comprised of the net tax benefit from certain foreign exchange gains and losses, the renewal of the U.S. Research and Experimentation credit and releases of reserves for uncertain tax positions. The operating tax rate for the first quarter of fiscal 2016 was 26%. During the first quarter of fiscal 2015, we recorded a tax provision of $3 million, resulting in an effective tax rate of 5%. This amount included net discrete tax benefits of $13 million, primarily comprised of the tax benefit from the change in accounting for uncertain tax positions, the renewal of the U.S. Research and Experimentation credit, and releases of reserves for uncertain tax positions. The operating tax rate for the first quarter of fiscal 2015 was 28%.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2016, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2016 to be between 26% and 28%.

Equity in Earnings (Loss) of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Equity in earnings (loss) of affiliated companies, net of tax	$—	$1
Net income attributable to noncontrolling interests, net of tax	$4	$4

Equity in earnings (loss) of affiliated companies, net of tax, decreased $1 million in the first quarter fiscal 2016 compared to the first quarter of fiscal 2015 due to lower earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, was consistent in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2016, we reported net (loss) attributable to Cabot Corporation of ($7) million (($0.11) per diluted common share). This is compared to net income attributable to Cabot Corporation of $45 million ($0.69 per diluted common share) in the first quarter of fiscal 2015.

First Quarter of Fiscal 2016 versus First Quarter of Fiscal 2015—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies for the three months ended December 31, 2015 and 2014 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Total segment EBIT	$71	$97
Certain items	(58)	(26)
Other unallocated items	(21)	(20)
(Loss) income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	$(8)	$51

In the first quarter of fiscal 2016, total segment EBIT decreased by $26 million when compared to the same period of fiscal 2015. The decrease was driven by lower unit margins ($22 million) and lower volumes ($14 million) partially offset by lower fixed costs ($11 million).

Certain Items

Details of the certain items for the first quarter of fiscal 2016 and 2015 are as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Global restructuring activities	$(48)	$(7)
Acquisition and integration-related charges	—	(1)
Employee benefit plan settlement	—	(18)
Foreign currency loss on devaluation	(8)	—
Legal and environmental matters and reserves	(2)	—
Total certain items, pre-tax	(58)	(26)
Tax-related certain items
Tax impact of certain items	15	6
Discrete tax items	3	13
Total tax-related certain items	18	19
Total certain items after tax	$(40)	$(7)

Certain items for the first quarter of fiscal 2016 include charges primarily related to restructuring activities, a foreign currency loss from the devaluation of the Argentine peso, and tax-related certain items. Details of restructuring activities are included in Note J of the consolidated financial statements. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Interest expense	$(13)	$(13)
Equity in earnings of affiliated companies	—	(1)
Unallocated corporate costs	(13)	(12)
General unallocated income	5	6
Total other unallocated items	$(21)	$(20)

Costs from Total other unallocated items increased by $1 million in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015. General unallocated income decreased $1 million primarily driven by a decrease in the benefit from the cost of sales impact of LIFO accounting ($3 million).

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Reinforcement Materials Sales	$288	$460
Reinforcement Materials EBIT	$26	$53

In the first quarter of fiscal 2016, sales in Reinforcement Materials decreased by $172 million when compared to the first quarter of fiscal 2015. The decrease was principally driven by a less favorable price and product mix (combined $138 million), unfavorable comparison from foreign currency translation ($23 million), and lower volumes ($9 million). The less favorable price and product mix impact was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs and lower contract pricing.  Lower volumes were driven by a reduction in contractual volumes in North America and softer demand in China.

EBIT in Reinforcement Materials decreased by $27 million in the first quarter of fiscal 2016 when compared to the same period of fiscal 2015. The decrease was principally driven by lower unit margins ($30 million) and lower volumes ($3 million) partially offset by lower fixed costs ($6 million). Lower unit margins were driven by lower calendar year 2015 contract pricing and increased competition in Asia, unfavorable feedstock-related effects, and lower benefits generated from our energy efficiency investments as a result of lower energy prices. Lower fixed costs were driven primarily by reduced maintenance costs.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Specialty Carbons and Formulations Sales	$140	$157
Metal Oxides Sales	67	72
Performance Chemicals Sales	$207	$229
Performance Chemicals EBIT	$50	$39

In the first quarter of fiscal 2016, sales in Performance Chemicals decreased by $22 million when compared to the first quarter of fiscal 2015. The decrease was due to a less favorable price and product mix (combined $15 million) and the unfavorable impact of foreign currency translation ($12 million), partially offset by a benefit from higher volumes ($4 million).  The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.  Volumes increased 7% in Specialty Carbons and Formulations, particularly from stronger demand in Europe.

EBIT in Performance Chemicals increased by $11 million in the first quarter of fiscal 2016 when compared to the same quarter of fiscal 2015 principally due to favorable unit margins ($8 million), higher volumes ($1 million) and lower fixed costs ($6 million) partially offset by the unfavorable impact of foreign currency translation ($3 million). Unit margins improved primarily due to lower raw material costs.  Lower fixed costs were primarily due to reduced operating expenses.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Purification Solutions Sales	$66	$76
Purification Solutions EBIT	$(5)	$(1)

Sales in Purification Solutions decreased by $10 million in the first quarter of fiscal 2016 when compared to the same period of fiscal 2015 due to lower volumes ($7 million) and the unfavorable impact of foreign currency translation ($4 million), partly offset by improved pricing ($2 million). Lower volumes were driven by lower demand for activated carbon used in air and gas and water applications.

EBIT in Purification Solutions decreased by $4 million in the first quarter of fiscal 2016 when compared to the same quarter of fiscal 2015 due to an unfavorable impact from reducing inventory levels ($7 million) and lower volumes ($4 million). These unfavorable impacts were partially offset by lower fixed costs ($6 million) and improved pricing ($2 million).

Specialty Fluids

Sales and EBIT for Specialty Fluids for the first quarter of fiscal 2016 and 2015 are as follows:

	Three Months Ended
	December 31,
	2015	2014
	(Dollars in millions)
Specialty Fluids Sales	$7	$16
Specialty Fluid EBIT	$—	$6

Sales in Specialty Fluids decreased by $9 million in the first quarter of fiscal 2016 when compared to the same period of fiscal 2015, primarily due to lower volumes ($8 million).

EBIT in Specialty Fluids decreased by $6 million in the first quarter of fiscal 2016 when compared to the same period of fiscal 2015 due to lower volumes ($7 million). The decline in volumes was driven by a lower level of both sales and rental volumes as a result of a lower level of project activity, which was caused by the downturn in the oil and gas industry.

Outlook

We are focused on actions that will deliver improved financial performance and we expect our operating results will improve starting in the second quarter of fiscal 2016.   The improvement is expected to come from cost savings related to restructuring actions that have been implemented, improved product mix included in our calendar year 2016 contracts in the Reinforcement Materials segment, continued volume and margin strength in our Performance Chemicals segment, volume growth in the Purification Solutions segment related to the Mercury and Air Toxics Standards regulation, and an increase in project activity in the second half of the year in our Specialty Fluids segment.  The restructuring plans that have been implemented are expected to reduce costs by $55 million in fiscal 2016 as compared to fiscal 2015.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $269 million during the first three months of fiscal 2016. The increase was largely attributable to increasing the size of our credit facility. At December 31, 2015, we had cash and cash equivalents of $84 million, and current availability under our revolving credit agreement of $1 billion. We had no outstanding balance of commercial paper as of December 31, 2015.

Borrowings under the revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type. At December 31, 2015, we were in compliance with this financial covenant.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $83 million in the first three months of fiscal 2016 compared to $56 million during the same period of fiscal 2015.

Cash provided by operating activities in the first three months of fiscal 2016 was driven primarily by net income excluding the non-cash impact of certain long-lived asset write-offs ($23 million) and depreciation and amortization ($41 million). In addition, there was a decrease in accounts receivable and inventories, largely driven by lower raw material costs and associated price reductions as well as overall lower volumes. Partially offsetting these cash inflows were lower accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

In the three months ended December 31, 2015, investing activities consumed $18 million of cash which was primarily driven by capital expenditures of $24 million, offset by $7 million of proceeds from the sale of land in Port Dickson, Malaysia.  In the three months ended December 31, 2014, investing activities consumed $44 million of cash which was primarily driven by capital expenditures of $41 million. In the first three months of fiscal 2016, capital expenditures were primarily attributed to sustaining and compliance capital projects at our operating facilities.

Capital expenditures for fiscal 2016 are expected to be approximately $125 million. Our planned capital spending program for fiscal 2016 is primarily for sustaining and compliance capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $41 million of cash in the first three months of fiscal 2016 compared to providing $24 million of cash in the first three months of fiscal 2015. In the first three months of fiscal 2016, we used our cash for share repurchases, dividend distributions and to repay debt.

In the first three months of fiscal 2015, our overall debt balance increased by $83 million primarily to fund capital expenditures and share repurchases.

Venezuela

We own 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2015, these subsidiaries carried the operating affiliate investment of $13 million and held 17 million bolivars (less than $1 million) in cash.

During each of the periods ended December 31, 2015 and 2014, we received dividends in the amount of $2 million, which were paid in U.S. dollars.

A significant portion of our operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The operating affiliate and our wholly-owned subsidiaries used an exchange rate that was available to us when converting these dollars into bolivars to remeasure their bolivar denominated monetary accounts. The exchange rate made available to us on December 31, 2015 was 52 bolivars to the U.S. dollar.

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

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2015.

	Payments Due by Fiscal Year
	Remainder of
	Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$144	$136	$135	$132	$96	$1,702	$2,345
Performance Chemicals	44	50	37	32	29	155	347
Purification Solutions	10	7	1	—	—	—	18
Total	$198	$193	$173	$164	$125	$1,857	$2,710

Off-balance sheet arrangements

We have no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance; the benefits we expect to achieve from our restructuring plans; demand for our products; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2016; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects, including at our cesium mine in Manitoba, as planned; the timing of implementation of environmental regulations; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2015 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years and early adoption is permitted for the fiscal years beginning after December 15, 2016. We expect to adopt this standard on October 1, 2018. We are currently evaluating the impact the adoption of this standard may have on our consolidated financial statements.

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

In November 2015, the FASB issued a new standard that amends the existing accounting standard for Income Taxes and simplifies the presentation of deferred income taxes.  This will require that deferred income tax assets and liabilities be classified as noncurrent on the balance sheet.  This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is allowed.  We are evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2015 does not differ materially from that discussed under Item 7A of our 2015 10-K.

Item 4.	Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item I.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in our 2015 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled.

As of December 31, 2015 and September 30, 2015, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At December 31, 2015 and September 30, 2015, the reserve was $10 million and $11 million, respectively. Cash payments related to this liability were $1 million in the first three months of both fiscal 2016 and 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2015 – October 31, 2015	—	$—	—	3,665,700
November 1, 2015 - November 30, 2015	160,000	$41.40	160,000	3,505,700
December 1, 2015 - December 31, 2015	100,000	$43.46	100,000	3,405,700
Total	260,000		260,000

(1)

On January 13, 2015, Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 3.1*	By-laws of Cabot Corporation as amended January 8, 2016

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2015 and 2014; (iii) the Consolidated Balance Sheets at December 31, 2015 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, December 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabot Corporation

Date: February 5, 2016	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 5, 2016	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 3.1*	By-laws of Cabot Corporation as amended January 8, 2016

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2015 and 2014; (iii) the Consolidated Balance Sheets at December 31, 2015 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, December 31, 2015.