Form 10-Q
period 2016-03-31
CABOT CORP
filed 2016-05-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 4, 2016 the Company had 62,398,860 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Net sales and other operating revenues	$568	$694	$1,171	$1,506
Cost of sales	418	555	922	1,210
Gross profit	150	139	249	296
Selling and administrative expenses	62	71	133	149
Research and technical expenses	11	14	27	29
Income from operations	77	54	89	118
Interest and dividend income	2	1	3	2
Interest expense	(14)	(14)	(27)	(27)
Other expense	(3)	(2)	(11)	(3)
Income from continuing operations	62	39	54	90
Provision for income taxes	(11)	(14)	(6)	(17)
Equity in earnings of affiliated companies, net of tax	1	2	1	3
Net income	52	27	49	76
Net income attributable to noncontrolling interests, net of tax	4	1	8	5
Net income attributable to Cabot Corporation	48	26	41	71
Weighted-average common shares outstanding:
Basic	62.4	63.6	62.4	63.9
Diluted	62.8	64.1	62.9	64.4
Income per common share:
Basic:
Net income attributable to Cabot Corporation	$0.76	$0.41	$0.65	$1.11
Diluted:
Net income attributable to Cabot Corporation	$0.76	$0.41	$0.65	$1.10
Dividends per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Net income	$52	$27	$49	$76
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment (net of tax benefit of $-, $-, $- and $1)	65	(131)	18	(234)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision of $-, $-, $- and $6)	—	—	(1)	21
Amortization of net loss and prior service credit included in net periodic pension cost (net of tax benefit of $1, $-, $1, and $-)	1	1	1	1
Other comprehensive income (loss)	66	(130)	18	(212)
Comprehensive income (loss)	118	(103)	67	(136)
Net income attributable to noncontrolling interests	4	1	8	5
Noncontrolling interests foreign currency translation adjustment, net of tax	1	(1)	(2)	(3)
Comprehensive income attributable to noncontrolling interests, net of tax	5	—	6	2
Comprehensive income (loss) attributable to Cabot Corporation	$113	$(103)	$61	$(138)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31,	September 30,
	2016	2015
	(In millions)
Current assets:
Cash and cash equivalents	$178	$77
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $7	407	477
Inventories:
Raw materials	58	69
Work in process	3	1
Finished goods	245	287
Other	38	40
Total inventories	344	397
Prepaid expenses and other current assets	55	54
Deferred income taxes	44	43
Total current assets	1,028	1,048

Property, plant and equipment, net	1,318	1,383
Goodwill	155	154
Equity affiliates	57	57
Intangible assets, net	149	153
Assets held for rent	94	86
Deferred income taxes	156	152
Other assets	41	42
Total assets	$2,998	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31,	September 30,
	2016	2015
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$7	$22
Accounts payable and accrued liabilities	336	389
Income taxes payable	10	28
Deferred income taxes	1	1
Current portion of long-term debt	301	1
Total current liabilities	655	441
Long-term debt	669	970
Deferred income taxes	61	59
Other liabilities	233	240
Redeemable preferred stock	27	27
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding : None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,590,343 and 62,704,966 shares
Outstanding: 62,348,401 and 62,458,396 shares	63	63
Less cost of 241,942 and 246,570 shares of common treasury stock	(8)	(8)
Additional paid-in capital	—	—
Retained earnings	1,483	1,478
Accumulated other comprehensive loss	(279)	(299)
Total Cabot Corporation stockholders' equity	1,259	1,234
Noncontrolling interests	94	104
Total stockholders' equity	1,353	1,338
Total liabilities and stockholders’ equity	$2,998	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$49	$76
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82	92
Long-lived asset impairment charge (Note J)	23	—
Deferred tax benefit	(3)	(2)
Employee benefit plan settlement	—	18
Equity in net income of affiliated companies	(1)	(3)
Non-cash compensation	6	6
Other non-cash expense (income)	3	(4)
Changes in assets and liabilities:
Accounts and notes receivable	71	71
Inventories	49	55
Prepaid expenses and other current assets	(3)	—
Accounts payable and accrued liabilities	(52)	(85)
Income taxes payable	(19)	(13)
Other liabilities	(22)	(18)
Cash dividends received from equity affiliates	5	7
Other	—	5
Cash provided by operating activities	$188	$205

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(52)	(70)
Proceeds from the sale of land	16	—
Change in assets held for rent	(5)	(7)
Cash used in investing activities	$(41)	$(77)

Cash Flows from Financing Activities:
Repayments under financing arrangements	(3)	(3)
Decrease in notes payable, net	—	(1)
(Repayments of) proceeds from issuance of commercial paper, net	(11)	94
Repayments of long-term debt	(1)	(32)
Purchases of common stock	(19)	(61)
Proceeds from sales of common stock	4	5
Cash dividends paid to noncontrolling interests	(3)	(11)
Cash dividends paid to common stockholders	(28)	(28)
Cash used in financing activities	$(61)	$(37)
Effects of exchange rate changes on cash	15	(64)
Increase in cash and cash equivalents	101	27
Cash and cash equivalents at beginning of period	77	67
Cash and cash equivalents at end of period	$178	$94

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Reinforcement Materials	48%	53%	49%	56%
Performance Chemicals	39%	35%	38%	32%
Purification Solutions	12%	11%	12%	10%
Specialty Fluids	1%	1%	1%	2%

Cabot derives the substantial majority of its revenues from the sale of products in Reinforcement Materials, Performance Chemicals, and Purification Solutions. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjusts its revenues accordingly.

For major activated carbon injection systems projects in Purification Solutions, revenue is recognized using the percentage-of-completion method.

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

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values.  The fair value of the Purification Solutions reporting unit was less than its carrying amount and an impairment was recorded in the third fiscal quarter of 2015. Due to the impairment recorded as of June 30, 2015, the fair value of the Purification Solutions reporting unit was insignificantly higher than its carrying value as of the last impairment date. No events have occurred subsequent to the last impairment evaluation that would suggest that it is more likely than not that the carrying values of any of our reporting units exceeded their fair value. Nonetheless, the future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and the Company’s successful realization of its anticipated share of volumes in this business. The expected demand for mercury removal products significantly depends on: (1)  environmental laws and regulations, particularly those that require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) continuing to be in effect and enforced and (2) other factors, such as the volume of activated carbon used in coal-fired energy units for the removal of pollutants and the utilization of these units for electricity generation.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $26 million and $30 million higher as of March 31, 2016 and September 30, 2015, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

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

In February 2016, the FASB issued a new standard for the accounting of “leases”.  This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years and early adoption is permitted.  The Company expects to adopt the standard on October 1, 2019.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued a new standard that amends the accounting standard for stock compensation by simplifying several aspects of the accounting for employee share-based payment transactions, including the related accounting for income taxes, forfeitures, and the withholding of shares to satisfy the employer’s tax withholding requirements, as well as classification in the statements of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years and early adoption is permitted.  The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

C. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31,
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$2	$—	$3	$—	$—	$—	$—
Interest cost	2	2	1	3	—	—	1	—
Expected return on plan assets	(3)	(4)	(2)	(4)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	—	—	—	—	—
Net periodic (credit) benefit cost	$(1)	$1	$(1)	$3	$(1)	$—	$1	$—

	Six Months Ended March 31,
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$4	$—	$5	$—	$—	$—	$—
Interest cost	3	4	3	6	—	—	1	—
Expected return on plan assets	(6)	(7)	(5)	(8)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(1)	—
Amortization of actuarial loss	—	2	—	2	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	18	(1)	—	—	—
Net periodic (credit) benefit cost	$(3)	$3	$(2)	$23	$(3)	$—	$—	$—

Settlement of employee benefit plan

Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. As a result of the transfer, a pre-tax charge of $18 million was recorded in the six months ended March 31, 2015 as reflected in Settlement costs in the table above. The pre-tax charge consists of $27 million released from Accumulated other comprehensive (loss) income (“AOCI”) and $2 million of employer contributions at the time of the settlement, partially offset by an $11 million release of the pension liability. The settlement charge was recorded primarily in Cost of sales in the Consolidated Statements of Operations.

D. Goodwill and Intangible Assets

Cabot had goodwill balances of $155 million and $154 million at March 31, 2016 and September 30, 2015, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six month period ended March 31, 2016 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2015	$55	$9	$90	$154
Foreign currency impact	—	—	1	1
Balance at March 31, 2016	$55	$9	$91	$155

The following table provides information regarding the Company’s intangible assets:

	March 31, 2016			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technologies	$49	$(2)	$47	$48	$(1)	$47
Trademarks	16	(1)	15	16	—	16
Customer relationships	95	(8)	87	96	(6)	90
Total intangible assets	$160	$(11)	$149	$160	$(7)	$153

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three months ended March 31, 2016 and 2015 was $2 million and $4 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the six months ended March 31, 2016 and 2015 was $4 million and $8 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $9 million each year for the next five fiscal years.

E. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization did not have a set expiration date. During the first six months of fiscal 2015, Cabot repurchased 925,700 shares of its common stock under this authorization.

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions and cancelled the previous authorization. Cabot has repurchased 1,700,676 shares of its common stock under this authorization. As of March 31, 2016, 3,299,324 shares remain available for repurchase under the current authorization. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first six months of both fiscal 2016 and 2015, Cabot paid cash dividends in the aggregate amount of $0.44 per share of common stock, with a total cost of $28 million in each period.

Noncontrolling interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2016	2015
	(Dollars in millions)
Balance at September 30	$104	$122
Net income attributable to noncontrolling interests	8	5
Noncontrolling interest foreign currency translation adjustment	(2)	(3)
Noncontrolling interest dividends declared	(16)	(13)
Balance at March 31	$94	$111

During the six months ended March 31, 2016, $16 million of dividends were declared, of which $3 million were paid in cash.  During the six months ended March 31, 2015, $13 million of dividends were declared, of which $11 million were paid in cash.

F. Accumulated Other Comprehensive Loss

Comprehensive income combines net (loss) income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(Dollars in millions)
Balance at September 30, 2015, attributable to Cabot Corporation	$(239)	$2	$(62)	$(299)
Other comprehensive income (loss) before reclassifications	(47)	—	—	(47)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1)	(1)
Net other comprehensive items	(286)	2	(63)	(347)
Less: Noncontrolling interest	(3)	—	—	(3)
Balance at December 31, 2015, attributable to Cabot Corporation	$(283)	$2	$(63)	$(344)
Other comprehensive income (loss) before reclassifications	65	—	—	65
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net other comprehensive items	(218)	2	(62)	(278)
Less: Noncontrolling interest	1	—	—	1
Balance at March 31, 2016, attributable to Cabot Corporation	$(219)	$2	$(62)	$(279)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three months and six months ended March 31, 2016 and 2015 are as follows:

		Three Months Ended		Six Months Ended
	Affected Line Item in the Consolidated	March 31,		March 31,
	Statements of Operations	2016	2015	2016	2015
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note C for details	$1	$1	$2	$2
Amortization of prior service cost	Net Periodic Benefit Cost - see Note C for details	(1)	—	(2)	(1)
Settlement and curtailment (credit) cost	Net Periodic Benefit Cost - see Note C for details	—	—	(1)	27
Total before tax		—	1	(1)	28
Tax impact	Benefit (provision) for income taxes	1	—	1	(6)
Total after tax		$1	$1	$—	$22

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2016.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$100	$128	$119	$116	$80	$1,446	$1,989
Performance Chemicals	28	51	37	32	29	154	331
Purification Solutions	5	7	1	—	—	—	13
Total	$133	$186	$157	$148	$109	$1,600	$2,333

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

Environmental Matters

As of March 31, 2016 and September 30, 2015, Cabot had $14 million and $16 million, respectively, reserved for environmental matters. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $1 million and less than $1 million in the first six months of fiscal 2016 and 2015, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of March 31, 2016 and September 30, 2015, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At March 31, 2016 and September 30, 2015, the reserve was $9 million and $11 million, respectively. Cash payments related to this liability were $2 million in the first six months of both fiscal 2016 and 2015.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Provision for income taxes	$11	$14	$6	$17
Effective tax rate	20%	36%	12%	18%

During the three and six months ended March 31, 2016, the Company recorded tax provisions of $11 million and $6 million, resulting in effective tax rates of 20% and 12%, respectively. These amounts included a net discrete tax expense of $1 million and a net discrete tax benefit of $5 million, respectively, for the three and six months ended March 31, 2016. During the three and six months ended March 31, 2015, the Company recorded tax provisions of $14 million and $17 million, resulting in an effective tax rate of 36% and 18%, respectively. These amounts included a net discrete tax expense of $4 million and a net discrete tax benefit of $9 million, respectively, for the three and six months ended March 31, 2015.

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

During the three and six months ended March 31, 2016, Cabot released uncertain tax positions of $1 million and $3 million, respectively, due to the expirations of statutes of limitations in various jurisdictions. During the three and six months ended March 31, 2015, Cabot released uncertain tax positions of $1 million and $12 million, respectively, due to the expirations of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$48	$26	$41	$71
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—	—	—
Earnings allocated to common shareholders (numerator)	$48	$26	$41	$71
Weighted average common shares and participating securities outstanding	62.9	64.1	62.9	64.4
Less: Participating securities(1)	0.5	0.5	0.5	0.5
Adjusted weighted average common shares (denominator)	62.4	63.6	62.4	63.9
Amounts per share - basic:
Net income attributable to Cabot Corporation	$0.76	$0.41	$0.65	$1.11
Diluted EPS:
Earnings allocated to common shareholders	$48	$26	$41	$71
Plus: Earnings allocated to participating securities	—	—	—	—
Less: Adjusted earnings allocated to participating securities(2)	—	—	—	—
Earnings allocated to common shareholders (numerator)	$48	$26	$41	$71
Adjusted weighted average common shares outstanding	62.4	63.6	62.4	63.9
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.5	0.5	0.5
Adjusted weighted average common shares (denominator)	62.8	64.1	62.9	64.4
Amounts per share - diluted:
Net income attributable to Cabot Corporation	$0.76	$0.41	$0.65	$1.10

(1)	Participating securities consist of shares of unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$48	$26	$41	$71
Less: Dividends declared on common stock	14	14	28	28
Less: Dividends declared on participating securities	—	—	—	—
Undistributed earnings	$34	$12	$13	$43
Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$34	$12	$13	$43
Undistributed earnings allocated to participating shareholders	—	—	—	—
Undistributed earnings	$34	$12	$13	$43

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2016, 792,753 and 710,236 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2015, 437,647 and 380,981 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)
Cost of sales	$(6)	$1	$31	$3
Selling and administrative expenses	1	4	8	9
Research and technical expenses	—	—	4	—
Total	$(5)	$5	$43	$12

Details of all restructuring activities and the related reserves during the three months ended March 31, 2016 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Sales	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at December 31, 2015	$19	$2	$—	$—	$1	$22
Charges (credit)	1	—	(8)	1	1	(5)
Costs charged against assets	—	—	(1)	(1)	—	(2)
Cash (paid) received	(9)	—	9	—	(2)	(2)
Reserve at March 31, 2016	$11	$2	$—	$—	$—	$13

Details of all restructuring activities and the related reserves during the six months ended March 31, 2016 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Sales	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2015	$5	$2	$—	$—	$2	$9
Charges (credit)	26	—	(9)	23	3	43
Costs charged against assets	—	—	(7)	(23)	—	(30)
Cash (paid) received	(20)	—	16	—	(5)	(9)
Reserve at March 31, 2016	$11	$2	$—	$—	$—	$13

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

The Company has recorded pre-tax charges of approximately $26 million in the first six months of fiscal 2016 and $2 million for the three months ended March 31, 2016 related to this plan.   The Company expects to record an additional $2 million through the rest of fiscal 2016 and less than $1 million thereafter related to these actions. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs.

Cumulative net cash outlays related to these actions are expected to be approximately $29 million, comprised of severance, employee benefits and other transition costs.  Through March 31, 2016, the Company has made $18 million in cash payments related to this plan and expects to make $9 million in cash payments through the remainder of fiscal 2016 and $2 million thereafter.

As of March 31, 2016, Cabot has $8 million of accrued restructuring costs in the Consolidated Balance Sheet related to these actions, which is mainly comprised of accrued severance charges.

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

The Company has recorded pre-tax charges of approximately $25 million in the first six months of fiscal 2016 related to this closure, comprised of $23 million of asset impairments and accelerated depreciation and $2 million of severance and employee benefits and has recorded approximately $1 million in the three months ended March 31, 2016 comprised mainly of accelerated depreciation. The asset impairment charges reflect the write-down of the long-lived assets group that is no longer in use to its fair value.

Future anticipated site closure costs for the Merak facility, anticipated to be recorded through the remainder of fiscal 2016, are $5 million for site remediation and other miscellaneous costs.

Net cash outlays related to this closure are expected to be approximately $8 million, comprised of $5 million site remediation costs, $2 million severance payments, and $1 million for other charges.  Through March 31, 2016 the Company has made $2 million in cash payments related to this plan, mainly for severance and other miscellaneous charges and expects to pay $6 million through the remainder of fiscal 2016 mainly for site remediation costs of $5 million plus severance and other charges totaling $1 million.

As of March 31, 2016, Cabot has $1 million of accrued severance costs in the Consolidated Balance Sheet related to the Merak facility closure.

Details of the 2016 restructuring activities, including the Merak facility closure, during the three and six months ended March 31, 2016 are as follows:

	Severance and Employee Benefits	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2015	$—	$—	$—	$—
Charges	25	22	1	48
Costs charged against liabilities / (assets)	1	(22)	—	(21)
Cash paid	(10)	—	(1)	(11)
Reserve at December 31, 2015	$16	$—	$—	$16
Charges	—	1	2	3
Costs charged against assets / liabilities	—	(1)	—	(1)
Cash paid	(7)	—	(2)	(9)
Reserve at March 31, 2016	$9	$—	$—	$9

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

The actions related to the transition of the business service center have been completed and have resulted in total charges of approximately $24 million, comprised of $16 million of severance charges and $8 million of other transition costs including training costs and redundant salaries. There were no charges related to this plan recorded in the first six months of fiscal 2016 and $5 million was recorded related to this plan in the first six months of fiscal 2015 comprised of severance charges of $1 million and $4 million of other transition costs including training costs and redundant salaries.

Through March 31, 2016, the Company has made $20 million in cash payments related to this plan, comprised of $13 million of severance payments and $7 million of other transition related costs, and expects to make cash payments of approximately $1 million, comprised mainly of severance, in the remainder of fiscal 2016.  The difference between the initial accrual and subsequent cash payments was due to changes in foreign exchange rates.

As of March 31, 2016, Cabot has $1 million of accrued severance charges in the Consolidated Balance Sheet.

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

Through March 31, 2016, the Company recorded cumulative net pre-tax restructuring charges related to this plan of $19 million, comprised mainly of accelerated depreciation and asset write-offs of $16 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million, partially offset by the gain from the sale of land of $2 million in the first quarter of fiscal 2016. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture.

The Company has recorded a net pre-tax gain of approximately $1 million and a net pre-tax charge of less than $1 million in the six months ended March 31, 2016 and 2015, respectively, and a net pre-tax charge of less than $1 million in both of the three months ended March 31, 2016 and 2015.  The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative net cash received related to this plan is $3 million, comprised of $7 million received from the sale of land, partially offset by approximately $2 million paid for severance, $1 million paid for site demolition, clearing and environmental remediation, and $1 million paid for other closure related charges.

CMSB expects to make cash payments of less than $1 million during the remainder of fiscal 2016 mainly for site demolition, clearing and environmental remediation costs.

As of March 31, 2016, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure, which is mainly for accrued environmental charges.

Other Activities

The Company has recorded other pre-tax restructuring charges of approximately $1 million and $4 million during the first six months of fiscal 2016 and 2015, respectively, and a benefit of less than $1 million and charges of $3 million during the first three months of fiscal 2016 and 2015, respectively.   Fiscal 2016 activity is comprised mainly of accelerated depreciation and severance adjustments whereas fiscal 2015 charges are comprised of severance costs. Future charges related to these actions are anticipated to be less than $1 million in the remainder of fiscal 2016 and thereafter.

As of March 31, 2016, Cabot has approximately $1 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities which are expected to be paid through early fiscal 2017.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of former manufacturing site in Thane, India. The Company has incurred total cumulative pre-tax charges of approximately $158 million related to these plans through March 31, 2016, comprised of $67 million for severance charges, $66 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $23 million of other closure related charges, partially offset by gains on asset sales of $8 million. In the three months ended March 31, 2016 the Company recorded a net benefit of $7 million driven by the gain on the sale of land rights in Hong Kong.  Pre-tax restructuring charges were less than $1 million in the three months ended March 31, 2015 related to these actions.

The net pre-tax restructuring gain related to these plans was $7 million for the six months ended March 31, 2016 whereas charges of $2 million were recorded during the six months ended March 31, 2015. Since fiscal 2009, Cabot has made net cash payments of $78 million related to these plans comprised of $63 million for severance payments, $10 million for environmental, demolition and site clearing costs, and $24 million for other closure related charges, partially offset by cash proceeds from asset sales of $19 million.  The Company expects to pay approximately $2 million for environmental and other closure related costs in the remainder of fiscal 2016 and thereafter.

As of March 31, 2016, Cabot has $2 million of accrued environmental and other closure related costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2016 or 2015.

At both March 31, 2016 and September 30, 2015, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $12 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At March 31, 2016 and September 30, 2015, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.96 billion and $1.01 billion, respectively, as of March 31, 2016 and $0.96 billion and $1.02 billion, respectively, as of September 30, 2015. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of March 31, 2016 and September 30, 2015 to manage foreign currency risk.

Notional Amount, net
Description	Borrowing	March 31, 2016	September 30, 2015	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 3 million	USD 2 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the British pound sterling, Czech koruna, and Indonesian rupiah.

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

As of both March 31, 2016 and September 30, 2015, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2016, these subsidiaries carried the operating affiliate investment of $13 million and held 16 million bolivars (less than $1 million) in cash.

During the six month periods ended March 31, 2016 and 2015, the Company received dividends in the amounts of $2 million and $4 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars.  During the second quarter of fiscal 2016, the exchange rate that was made available to the Company when converting these dollars to bolivars was changed from 52 bolivars to the U.S. dollar to 270 bolivars to the U.S. dollar.  The operating affiliate and the Company’s wholly-

owned subsidiaries remeasured their bolivar denominated monetary accounts to reflect the new rate.  The impact of the exchange rate devaluation on the operating affiliate and the Company’s wholly-owned subsidiaries’ results was a net gain of less than $1 million during the second quarter of fiscal 2016.

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

Performance Chemicals is comprised of two businesses: (i) our Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants, and (ii) our Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. The net sales from each of these businesses for the three and six months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)
Specialty Carbons and Formulations	$145	$162	$285	$319
Metal Oxides	71	75	138	147
Total Performance Chemicals	$216	$237	$423	$466

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three Months Ended March 31, 2016
Revenues from external customers(2)	$261	$216	$67	$6	$550	$18	$568
Income (loss) from continuing operations before taxes(3)	$34	$58	$(2)	$(2)	$88	$(26)	$62

Three Months Ended March 31, 2015
Revenues from external customers(2)	$358	$237	$71	$8	$674	$20	$694
Income (loss) from continuing operations before taxes(3)	$27	$42	$1	$(1)	$69	$(30)	$39

Six Months Ended March 31, 2016
Revenues from external customers(2)	$549	$423	$133	$13	$1,118	$53	$1,171
Income (loss) from continuing operations before taxes(3)	$60	$108	$(7)	$(2)	$159	$(105)	$54

Six Months Ended March 31, 2015
Revenues from external customers(2)	$818	$466	$147	$24	$1,455	$51	$1,506
Income (loss) from continuing operations before taxes(3)	$80	$81	$—	$5	$166	$(76)	$90

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

(2)

“Unallocated and Other revenues from external customers” reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable	$(9)	$(8)	$—	$(4)
Shipping and handling fees	27	28	53	55
Total	$18	$20	$53	$51

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)
Interest expense	$(14)	$(14)	$(27)	$(27)
Total certain items, pre-tax(a)	1	(6)	(57)	(32)
Equity in (earnings) loss of affiliated companies, net of tax(b)	(1)	(2)	(1)	(3)
Unallocated corporate costs(c)	(12)	(11)	(25)	(23)
General unallocated income (expense)(d)	—	3	5	9
Total	$(26)	$(30)	$(105)	$(76)

(a)

Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended March 31, 2016 include a $5 million benefit related to global restructuring activities, $3 million of net foreign currency impacts related to a loss on the devaluation of the Argentine peso, which was partially offset by a gain on the devaluation of the Venezuelan bolivar, and $1 million related to legal and environmental matters and reserves. Certain items, pre-tax, for the six months ended March 31, 2016 include $43 million related to global restructuring activities, $11 million related to net foreign currency impacts related to a loss on the devaluation of the Argentine peso, which was partially offset by a gain on the devaluation of the Venezuelan bolivar, and $3 million related to legal and environmental matters and reserves. Certain items, pre-tax, for the three months ended March 31, 2015 include a $5 million charge related to global restructuring activities and $1 million for acquisition and integration-related charges. Certain items, pre-tax, for the six months ended March 31, 2015 include a $12 million charge related to global restructuring activities, $2 million for acquisition and integration-related charges and $18 million related to an employee benefit plan settlement charge.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have not substantially changed from those described in the 2015 Form 10-K.  We have updated the description of the policies included below to reflect recent events.

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Based on our most recent annual goodwill impairment test performed as of May 31, 2015, the fair values of the Reinforcement Materials and Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit was less than its carrying amount and an impairment was recorded in the third fiscal quarter of 2015.  Due to the impairment recorded on June 30, 2015, the fair value of the Purification Solutions reporting unit was insignificantly higher than its carrying value as of the last impairment date. No events have occurred subsequent to the last impairment evaluation that would suggest that it is more likely than not that the carrying values of any of our reporting units exceeded its fair value. Nonetheless, the future growth in the Purification Solutions segment is highly dependent on achieving the expected volumes and margins in the activated carbon based mercury removal business. These volumes and margins are highly dependent on demand for mercury removal products and our successful realization of its anticipated share of volumes in this business. The expected demand for mercury removal products significantly depends on: (1)  environmental laws and regulations, particularly those that require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) continuing to be in effect and enforced and (2) other factors, such as the volume of activated carbon used in coal-fired energy units for the removal of pollutants and the utilization of these units for electricity generation.

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

Overview

During the second quarter of fiscal 2016, Income from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the second quarter of fiscal 2015 primarily due to lower fixed costs as a result of restructuring actions taken earlier in the fiscal year and improved unit margins from lower raw material costs and improved product mix.

During the first six months of fiscal 2016, Income from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the first six months of fiscal 2015 primarily due to charges associated with restructuring plans, including the closure of our carbon black manufacturing plant in Merak, Indonesia.  The plans resulted in charges of $43 million during the first six months of fiscal 2016.  In addition, results declined due to lower volumes across the segments as well as the unfavorable impact from reducing inventory levels in the Purification Solutions segment.

Second Quarter of Fiscal 2016 versus Second Quarter of Fiscal 2015—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$568	$694	$1,171	$1,506
Gross profit	$150	$139	$249	$296

The $126 million decrease in net sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was due to a less favorable price and product mix (combined $97 million), an unfavorable impact from foreign currency translation ($21 million), and lower volumes ($6 million).  For the first six months of fiscal 2016, net sales decreased by $335 million compared to the first six months of fiscal 2015 due to a less favorable price and product mix (combined $248 million), an unfavorable impact from foreign currency translation ($60 million), and lower volumes ($26 million). The less favorable price and product mix in both comparative periods was primarily due to lower selling prices from price adjustments to customers for decreases in raw material costs.  The lower volumes in both comparative periods were driven primarily by lower demand in the Reinforcement Materials and Specialty Fluids segments.

Gross profit increased by $11 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 primarily due to lower fixed costs as a result of restructuring actions taken earlier in the fiscal year and improved unit margins from lower raw material costs and improved product mix.  Results for the second quarter of fiscal 2016 also include a gain of $7 million on the sale of land from a closed site.  For the first six months of fiscal 2016, gross profit decreased by $47 million primarily due to charges associated with restructuring plans.

Selling and Administrative Expenses

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Selling and administrative expenses	$62	$71	$133	$149

Selling and administrative expenses decreased by $9 million in the second quarter of fiscal 2016 and $16 million in the first six months of fiscal 2016 compared to the same periods of fiscal 2015.  The decline in both periods is primarily as a result of restructuring actions taken to reduce fixed costs across the Company.

Research and Technical Expenses

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Research and technical expenses	$11	$14	$27	$29

Research and technical expenses decreased by $3 million in the second quarter of fiscal 2016 and $2 million in the first six months of fiscal 2016 compared to the same periods of fiscal 2015. The decline in both periods is primarily as a result of restructuring actions taken to reduce fixed costs across the Company.

Interest and Dividend Income, Interest Expense and Other Expense

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Interest and dividend income	$2	$1	$3	$2
Interest expense	$(14)	$(14)	$(27)	$(27)
Other expense	$(3)	$(2)	$(11)	$(3)

Interest and dividend income increased by $1 million in both the second quarter of fiscal 2016 and the first six months of fiscal 2016 compared to the same periods of fiscal 2015 due to interest earned on higher cash balances.

Interest expense was consistent in the second quarter of fiscal 2016 and the first six months of 2016 as compared to the same periods in fiscal 2015.

Other expense increased by $1 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and by $8 million in the first six months of 2016 compared to the same period of fiscal 2015.  The increase in both periods is primarily due to an unfavorable comparison of foreign currency movements, most notably the devaluation of the Argentine peso.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Provision for income taxes	$11	$14	$6	$17
Effective tax rate	20%	36%	12%	18%
Impact of discrete tax items:
(1) Unusual or infrequent items	(1)%	(1)%	1%	5%
(2) Items related to uncertain tax positions	-%	-%	3%	9%
(3) Other discrete tax items	1%	(8)%	1%	(4)%
Impact of certain items	5%	1%	8%	-%
Operating tax rate	25%	28%	25%	28%

During the three and six months ended March 31, 2016, we recorded tax provisions of $11 million and $6 million, resulting in effective tax rates of 20% and 12%, respectively. These amounts included a net discrete tax expense unrelated to certain items of less than $1 million and a net discrete tax benefit unrelated to certain items of $3 million, respectively, for the three and six months ended March 31, 2016. The operating tax rate for both the three and six months ended March 31, 2016 was 25%. During the three and six months ended March 31, 2015, we recorded tax provisions of $14 million and $17 million, resulting in effective tax rates of 36% and 18%, respectively. These amounts included a net discrete tax expense unrelated to certain items of $4 million and a net discrete tax benefit unrelated to certain items of $9 million, respectively, for the three and six months ended March 31, 2015. The operating tax rate for both the three and six months ended March 31, 2015 was 28%.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2016, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2016 to be between 25% and 26%.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$1	$2	$1	$3
Net income attributable to noncontrolling interests, net of tax	$4	$1	$8	$5

Equity in earnings (loss) of affiliated companies, net of tax, decreased by $1 million in the second quarter fiscal 2016 and $2 million in the first six months of fiscal 2016 compared to the same periods in 2015 due to lower earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, increased by $3 million in both the second quarter of fiscal 2016 and the first six months of fiscal 2016 as compared to the same periods in fiscal 2015 due to higher profitability at our joint ventures, primarily driven by favorable comparison of foreign currency movements.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2016, we reported net income attributable to Cabot Corporation of $48 million and $41 million, respectively ($0.76 and $0.65 per diluted common share, respectively). This is compared to net income attributable to Cabot Corporation of $26 million and $71 million, respectively ($0.41 and $1.10 per diluted common share, respectively) in the second quarter and first six months of fiscal 2015.

Second Quarter and First Six Months of Fiscal 2016 versus Second Quarter and First Six Months of Fiscal 2015—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies for the six months ended March 31, 2016 and 2015 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Total segment EBIT	$88	$69	$159	$166
Certain items	1	(6)	(57)	(32)
Other unallocated items	(27)	(24)	(48)	(44)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	$62	$39	$54	$90

In the second quarter of fiscal 2016, total segment EBIT increased by $19 million when compared to the same period of fiscal 2015. The increase was driven by higher unit margins ($14 million), lower fixed costs ($13 million) and the favorable impact of foreign currency translation ($3 million) partially offset by the unfavorable impact from reducing inventory levels in the Purification Solutions segment ($8 million) and lower volumes ($4 million).

In the first six months of fiscal 2016, total segment EBIT decreased by $7 million when compared to the same period of fiscal 2015. The decrease was driven by lower volumes ($18 million), the unfavorable impact from reducing inventory levels in the Purification Solutions segment ($15 million), and lower unit margins ($8 million) partially offset by lower fixed costs ($33 million) and the favorable impact of foreign currency translation ($1 million).

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Global restructuring activities	$5	$(5)	$(43)	$(12)
Acquisition and integration-related charges	—	(1)	—	(2)
Employee benefit plan settlement	—	—	—	(18)
Net foreign currency loss on devaluations	(3)	—	(11)	—
Legal and environmental matters and reserves	(1)	—	(3)	—
Total certain items, pre-tax	1	(6)	(57)	(32)
Tax-related certain items
Tax impact of certain items	4	2	19	8
Discrete tax items	—	(4)	3	9
Total tax-related certain items	4	(2)	22	17
Total certain items after tax	$5	$(8)	$(35)	$(15)

Certain items for the second quarter and first six months of fiscal 2016 include charges primarily related to restructuring activities, a net foreign currency loss from the devaluation of the Argentine peso partially offset by a gain on the devaluation of the Venezuelan bolivar, tax-related certain items, and legal and environmental matters and reserves. Details of restructuring activities are included in Note J of the consolidated financial statements. Tax-related certain items include discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

Other Unallocated Items

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Interest expense	$(14)	$(14)	$(27)	$(27)
Equity in earnings of affiliated companies	(1)	(2)	(1)	(3)
Unallocated corporate costs	(12)	(11)	(25)	(23)
General unallocated income	—	3	5	9
Total other unallocated items	$(27)	$(24)	$(48)	$(44)

Costs from Total other unallocated items increased by $3 million in the second quarter of fiscal 2016 as compared to the same period in fiscal 2015. General unallocated income changed by $3 million primarily due to a decrease in the benefit from the cost of sales impact of LIFO accounting ($5 million).

Costs from Total other unallocated items increased by $4 million in the first six months of fiscal 2016 as compared to the same period in fiscal 2015. General unallocated income changed by $4 million primarily driven by a decrease in the benefit from the cost of sales impact of LIFO accounting ($8 million) partially offset by the favorable impact of changes in foreign currency movements ($1 million) and  higher interest income ($1 million).

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Reinforcement Materials Sales	$261	$358	$549	$818
Reinforcement Materials EBIT	$34	$27	$60	$80

In the second quarter of fiscal 2016, sales in Reinforcement Materials decreased by $97 million when compared to the second quarter of fiscal 2015. The decrease was principally driven by a less favorable price and product mix (combined $84 million), unfavorable comparison from foreign currency translation ($12 million), and lower volumes ($2 million). The less favorable price and product mix impact was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs.  Lower volumes were driven by lower demand in South America due to a challenging macro-economic environment, partially offset by higher contractual volumes in North America.

In the first six months of fiscal 2016, sales in Reinforcement Materials decreased by $269 million when compared to the second quarter of fiscal 2015. The decrease was principally driven by a less favorable price and product mix (combined $223 million), unfavorable comparison from foreign currency translation ($35 million), and lower volumes ($11 million). The less favorable price and product mix impact was primarily due to lower selling prices from price adjustments to customers for decreases in raw material costs.  Lower volumes were driven by lower demand in South America and China due to a challenging macro-economic environment.

EBIT in Reinforcement Materials increased by $7 million in the second quarter of fiscal 2016 when compared to the same period of fiscal 2015. The increase was principally driven by higher unit margins ($4 million) and a favorable comparison from foreign currency translation ($3 million), partially offset by lower volumes ($1 million).  Higher unit margins were driven by an improved product mix from the calendar year 2016 contracts.  The favorable foreign currency impact was mainly due to the translation benefit of changes in currencies in South America on our fixed costs.

EBIT in Reinforcement Materials decreased by $20 million in the first six months of fiscal 2016 when compared to the same period of fiscal 2015. The decrease was principally driven by lower unit margins ($27 million) and lower volumes ($4 million), partially offset by a favorable comparison from foreign currency translation ($5 million) and lower fixed costs ($5 million). Lower unit margins were driven by impacts in the first quarter of fiscal 2016, which included lower calendar year 2015 contract pricing and increased competition in Asia, unfavorable feedstock-related effects, and lower benefits generated from our energy efficiency investments as a result of lower energy prices. The favorable foreign currency impact was mainly due to the translation benefit of changes in currencies in South America on our fixed costs.  Lower fixed costs were due to cost reductions as a result of restructuring actions and reduced maintenance costs.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Specialty Carbons and Formulations Sales	$145	$162	$285	$319
Metal Oxides Sales	71	75	138	147
Performance Chemicals Sales	$216	$237	$423	$466
Performance Chemicals EBIT	$58	$42	$108	$81

In the second quarter of fiscal 2016, sales in Performance Chemicals decreased by $21 million when compared to the second quarter of fiscal 2015. The decrease was due to a less favorable price and product mix (combined $11 million), the unfavorable impact of foreign currency translation ($7 million), and lower volumes ($2 million). The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.  The impact of lower volumes was due to lower demand in consumer applications in the inkjet colorants product line.

In the first six months of fiscal 2016, sales in Performance Chemicals decreased by $43 million when compared to the same period of fiscal 2015. The decrease was due to a less favorable price and product mix (combined $25 million) and the unfavorable impact of foreign currency translation ($19 million). The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.

EBIT in Performance Chemicals increased by $16 million in the second quarter of fiscal 2016 when compared to the same quarter of fiscal 2015 principally due to favorable unit margins ($14 million) and lower fixed costs ($6 million) partially offset by lower volumes ($2 million) , and the unfavorable comparison from foreign currency translation ($1 million). Unit margins improved primarily due to lower raw material costs.  Lower fixed costs were primarily due to cost reductions as a result of restructuring actions taken earlier in the fiscal year.

EBIT in Performance Chemicals increased by $27 million in the first six months of fiscal 2016 when compared to the same period of fiscal 2015 principally due to favorable unit margins ($22 million) and lower fixed costs ($11 million) partially offset by an unfavorable comparison from foreign currency translation ($5 million). Unit margins improved primarily due to lower raw material costs.  Lower fixed costs were primarily due to cost reductions as a result of restructuring actions taken earlier in the fiscal year.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and the first six months of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Purification Solutions Sales	$67	$71	$133	$147
Purification Solutions EBIT	$(2)	$1	$(7)	$—

Sales in Purification Solutions decreased by $4 million in the second quarter of fiscal 2016 when compared to the same period of fiscal 2015 due to a less favorable price and product mix (combined $3 million) and the unfavorable impact of foreign currency translation ($2 million) partially offset by higher volumes ($1 million).  The less favorable price and product mix was due to lower selling prices.  Higher volumes were driven by higher demand for activated carbon in gas and air applications as coal fired utilities generally were required to be in compliance with the U.S. Mercury and Air Toxics Standards regulation in April 2016. Sales in Purification Solutions decreased by $14 million in the first six months of fiscal 2016 when compared to the same period of fiscal 2015 due to lower volumes ($7 million) and the unfavorable impact of foreign currency translation ($6 million). Lower volumes were driven by lower demand for activated carbon used in air and gas and water applications during the first quarter of fiscal 2016.

EBIT in Purification Solutions decreased by $3 million in the second quarter of fiscal 2016 when compared to the same quarter of fiscal 2015 due to an unfavorable impact from reducing inventory levels ($8 million) and lower unit margins ($3 million). These unfavorable impacts were partially offset by lower fixed costs ($7 million) due to cost reduction efforts over the past two years. EBIT in Purification Solutions decreased by $7 million in the first six months of fiscal 2016 when compared to the same period of fiscal 2015 due to an unfavorable impact from reducing inventory levels ($15 million) and lower volumes ($4 million). This unfavorable impact was partially offset by lower fixed costs ($13 million) due to cost reduction efforts over the past two years.

Specialty Fluids

Sales and EBIT for Specialty Fluids for the second quarter of fiscal 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Specialty Fluids Sales	$6	$8	$13	$24
Specialty Fluid EBIT	$(2)	$(1)	$(2)	$5

Sales in Specialty Fluids decreased by $2 million in the second quarter of fiscal 2016 when compared to the same period of fiscal 2015, primarily due to lower volumes ($2 million). Sales in Specialty Fluids decreased by $11 million in the first six months of fiscal 2016 when compared to the same period of fiscal 2015, primarily due to lower volumes ($10 million). The decline in volumes in both periods was driven by a lower level of project activity, which was caused by the downturn in the oil and gas industry.

EBIT in Specialty Fluids decreased by $1 million in the second quarter of fiscal 2016 when compared to the same period of fiscal 2015. The decline in volumes ($2 million) was partially offset by lower fixed costs ($1 million) due to cost reductions as a result of restructuring actions taken earlier in the fiscal year. EBIT in Specialty Fluids decreased by $7 million in the first six months of fiscal 2016 when compared to the same period of fiscal 2015 due to lower volumes ($9 million). This unfavorable impact was partially offset by lower fixed costs ($3 million) due to cost reductions as a result of restructuring actions taken earlier in the fiscal year.

Outlook

We anticipate a stronger second half of fiscal year 2016 as compared to the first half of fiscal 2016.  This is due to an expectation for stronger volumes and from continuing to realize cost savings from restructuring actions. The outlook for stronger volumes is across the segments. Reinforcement Materials volumes are expected to grow in both North America and Europe and Performance Chemicals volumes are expected to strengthen in various automotive applications. Purification Solutions volume growth is expected to come from MATS compliance and seasonal increases, and Specialty Fluids volume improvement is expected from an increased level of project activity.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $363 million during the first six months of fiscal 2016. The increase was largely attributable to increasing the size of our credit facility.  At March 31, 2016, we had cash and cash equivalents of $178 million, and current availability under our revolving credit agreement of $1 billion. We had no outstanding balance of commercial paper as of March 31, 2016.

Borrowings under the revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type. At March 31, 2016, we were in compliance with this financial covenant.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $188 million in the first six months of fiscal 2016 compared to $205 million during the same period of fiscal 2015.

Cash provided by operating activities in the first six months of fiscal 2016 was driven primarily by net income excluding the non-cash impact of certain long-lived asset write-offs of $23 million and depreciation and amortization of $82 million.  In addition, there was a decrease in accounts receivable and inventories, largely driven by lower raw material costs and associated price reductions as well as overall lower volumes. Partially offsetting these cash inflows were lower accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

In the six months ended March 31, 2016, investing activities consumed $41 million of cash which was primarily driven by capital expenditures of $52 million, offset by $16 million of proceeds from the sale of land.  In the six months ended March 31, 2015, investing activities consumed $77 million of cash and were primarily driven by capital expenditures of $70 million. In the first six months of fiscal 2016, capital expenditures were primarily attributed to sustaining and compliance capital projects at our operating facilities.

Capital expenditures for fiscal 2016 are expected to be approximately $125 million. Our planned capital spending program for fiscal 2016 is primarily for sustaining and compliance capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $61 million of cash in the first six months of fiscal 2016 compared to $37 million of cash in the first six months of fiscal 2015. In the first six months of fiscal 2016, we used our cash for share repurchases, dividend distributions and to repay debt.

In the first six months of fiscal 2015, our overall debt balance increased by $58 million driven by the issuance of commercial paper to fund the operational needs of the Company. We also used cash for share repurchases and dividend distributions.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2016.

	Payments Due by Fiscal Year
	Remainder of
	Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$100	$128	$119	$116	$80	$1,446	$1,989
Performance Chemicals	28	51	37	32	29	154	331
Purification Solutions	5	7	1	—	—	—	13
Total	$133	$186	$157	$148	$109	$1,600	$2,333

Off-balance sheet arrangements

We have no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance; the benefits we expect to achieve from our restructuring plans; demand for our products and our expectations for stronger volumes; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2016; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2015 10-K.

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

In February 2016, the FASB issued a new standard for the accounting of “leases”.  This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years and early adoption is permitted.  We expect to adopt the standard on October 1, 2019.  We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued a new standard that amends the accounting standard for stock compensation by simplifying several aspects of the accounting for employee share-based payment transactions, including the related accounting for income taxes, forfeitures, and the withholding of shares to satisfy the employer’s tax withholding requirements, as well as classification in the statements of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years and early adoption is permitted.  We are evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2016 does not differ materially from that discussed under Item 7A of our 2015 10-K.

Item 4.	Controls and Procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2016 and September 30, 2015, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At March 31, 2016 and September 30, 2015, the reserve was $9 million and $11 million, respectively. Cash payments related to this liability were $2 million in the first six months of both fiscal 2016 and 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 - January 31, 2016	—	$—	—	3,405,700
February 1, 2016 - February 29, 2016	—	$—	—	3,405,700
March 1, 2016 - March 31, 2016	106,376	$47.49	106,376	3,299,324
Total	106,376		106,376

(1)

On January 13, 2015, the Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1*†	Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.2*†	Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.3*†	Form of Stock Option Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 31, 2016 and 2015; (iii) the Consolidated Balance Sheets at March 31, 2016 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabot Corporation

Date: May 6, 2016	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 6, 2016	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*†	Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.2*†	Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.3*†	Form of Stock Option Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 31, 2016 and 2015; (iii) the Consolidated Balance Sheets at March 31, 2016 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, March 31, 2016.