Form 10-Q
period 2016-06-30
CABOT CORP
filed 2016-08-04
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016 the Company had 62,377,934 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Net sales and other operating revenues	$621	$694	$1,792	$2,200
Cost of sales	461	544	1,383	1,754
Gross profit	160	150	409	446
Selling and administrative expenses	64	67	197	216
Research and technical expenses	13	15	40	44
Purification Solutions long-lived assets impairment charge (Note B)	—	209	—	209
Purification Solutions goodwill impairment charge (Note B)	—	353	—	353
Income (loss) from operations	83	(494)	172	(376)
Interest and dividend income	1	1	4	3
Interest expense	(13)	(13)	(40)	(40)
Other income (expense)	3	(3)	(8)	(6)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	74	(509)	128	(419)
(Provision) benefit for income taxes	(15)	64	(21)	47
Equity in earnings of affiliated companies, net of tax	1	1	2	4
Income (loss) from continuing operations	60	(444)	109	(368)
Income from discontinued operations, net of tax	—	1	—	1
Net income (loss)	60	(443)	109	(367)
Net income attributable to noncontrolling interests, net of tax	4	2	12	7
Net income (loss) attributable to Cabot Corporation	56	(445)	97	(374)
Weighted-average common shares outstanding:
Basic	62.4	63.3	62.4	63.7
Diluted	62.9	63.3	62.9	63.7
Income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$0.90	$(7.05)	$1.55	$(5.89)
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) attributable to Cabot Corporation	$0.90	$(7.04)	$1.55	$(5.88)
Diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$0.88	$(7.05)	$1.53	$(5.89)
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) attributable to Cabot Corporation	$0.88	$(7.04)	$1.53	$(5.88)
Dividends per common share	$0.30	$0.22	$0.74	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net income (loss)	$60	$(443)	$109	$(367)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment (net of tax benefit of $-, $-, $- and $1)	(13)	18	5	(216)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	—	—	(1)	21
Amortization of net loss and prior service credit included in net periodic pension cost, net of tax	(1)	—	—	1
Other comprehensive (loss) income	(14)	18	4	(194)
Comprehensive income (loss)	46	(425)	113	(561)
Net income attributable to noncontrolling interests	4	2	12	7
Noncontrolling interests foreign currency translation adjustment, net of tax	(3)	—	(5)	(3)
Comprehensive income attributable to noncontrolling interests, net of tax	1	2	7	4
Comprehensive income (loss) attributable to Cabot Corporation	$45	$(427)	$106	$(565)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30,	September 30,
	2016	2015
	(In millions)
Current assets:
Cash and cash equivalents	$222	$77
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $7	434	477
Inventories:
Raw materials	67	69
Work in process	3	1
Finished goods	223	287
Other	37	40
Total inventories	330	397
Prepaid expenses and other current assets	44	54
Deferred income taxes	49	43
Total current assets	1,079	1,048

Property, plant and equipment, net	1,297	1,383
Goodwill	152	154
Equity affiliates	55	57
Intangible assets, net	142	153
Assets held for rent	95	86
Deferred income taxes	172	152
Other assets	41	42
Total assets	$3,033	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30,	September 30,
	2016	2015
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$7	$22
Accounts payable and accrued liabilities	332	389
Income taxes payable	20	28
Deferred income taxes	1	1
Current portion of long-term debt	301	1
Total current liabilities	661	441
Long-term debt	669	970
Deferred income taxes	67	59
Other liabilities	226	240
Redeemable preferred stock	27	27
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding : None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,530,702 and 62,704,966 shares
Outstanding: 62,288,963 and 62,458,396 shares	63	63
Less cost of 241,739 and 246,570 shares of common treasury stock	(8)	(8)
Additional paid-in capital	—	—
Retained earnings	1,523	1,478
Accumulated other comprehensive loss	(290)	(299)
Total Cabot Corporation stockholders' equity	1,288	1,234
Noncontrolling interests	95	104
Total stockholders' equity	1,383	1,338
Total liabilities and stockholders’ equity	$3,033	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$109	$(367)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	122	140
Long-lived asset impairment charge	23	209
Goodwill impairment charge	—	353
Deferred tax benefit	(13)	(75)
Employee benefit plan settlement	—	18
Equity in net income of affiliated companies	(2)	(4)
Non-cash compensation	13	9
Other non-cash expense (income)	3	(3)
Changes in assets and liabilities:
Accounts and notes receivable	42	80
Inventories	61	33
Prepaid expenses and other current assets	9	4
Accounts payable and accrued liabilities	(56)	(84)
Income taxes payable	(10)	(22)
Other liabilities	(16)	(27)
Cash dividends received from equity affiliates	8	10
Other	2	4
Cash provided by operating activities	$295	$278

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(80)	(103)
Proceeds from the sale of land	16	—
Change in assets held for rent	(6)	(8)
Cash used in investing activities	$(70)	$(111)

Cash Flows from Financing Activities:
Repayments under financing arrangements	(3)	(4)
Increase in notes payable, net	—	1
(Repayments of) proceeds from issuance of commercial paper, net	(11)	111
Repayments of long-term debt	(1)	(57)
Purchases of common stock	(27)	(85)
Proceeds from sales of common stock	8	6
Cash dividends paid to noncontrolling interests	(16)	(16)
Cash dividends paid to common stockholders	(47)	(42)
Cash used in financing activities	$(97)	$(86)
Effects of exchange rate changes on cash	17	(64)
Increase in cash and cash equivalents	145	17
Cash and cash equivalents at beginning of period	77	67
Cash and cash equivalents at end of period	$222	$84

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Reinforcement Materials	46%	52%	48%	55%
Performance Chemicals	38%	35%	38%	33%
Purification Solutions	13%	11%	12%	10%
Specialty Fluids	3%	2%	2%	2%

Cabot derives the substantial majority of its revenues from the sale of products in the Reinforcement Materials, Performance Chemicals, and Purification Solutions segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjusts its revenues accordingly.

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

When the Company performed its annual goodwill impairment test in the third quarter of fiscal 2015, the fair value of the Purification Solutions reporting unit was less than its carrying amount and the Company recorded impairment charges as a result. A discussion of this assessment and the charges recorded is included under “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges”.

Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2016, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values.  The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 9%. The future growth of the Purification Solutions reporting unit is dependent on achieving the expected volumes and margins, which are generally driven by the macroeconomic environment, environmental regulations, and global and regional competition, and are highly impacted by the activated carbon based mercury removal business. The expected demand for mercury removal products significantly depends upon: (1)  the volumes of activated carbon used in coal-fired energy units for the removal of pollutants and the utilization of these units for electricity generation and (2) other factors, such as environmental laws and regulations, particularly those that require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) continuing to be in effect and enforced.

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

In determining the fair value of the Purification Solutions reporting unit, the Company used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods, including the timing of MATS implementation and its legal enforcement, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to the Purification Solutions reporting unit. Based on these estimates and as part of step one of the annual impairment test, the Company determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test. The Company then proceeded to step two.

Step two of the goodwill impairment test requires the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Based on its best estimate as of June 30, 2015, the Company recorded a pre-tax goodwill impairment charge of $353 million. The Company completed the step two analysis in the fourth quarter of fiscal 2015, which resulted in recording a credit of $1 million to the pre-tax goodwill impairment charge.

Based on the same factors leading to the goodwill impairment, the Company also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. The Company used the income approach to determine the fair value of the indefinite-lived intangible assets, which are the trademarks of Purification Solutions, and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, the Company concluded that such assets no longer had an indefinite life and began amortizing these assets over their estimated useful life.  The Company also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, and determined that these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. The Company used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value its property, plant and equipment. The Company recorded impairment charges of $119 million and $51 million, to its definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended June 30, 2015.

In connection with the long-lived assets impairment charges, the Company recorded a deferred tax benefit of $80 million to its income tax provision.

In the Consolidated Statements of Operations for the quarter ended June 30, 2015, the Purification Solutions long-lived assets and goodwill impairment charges were separately presented below the subtotal for income from operations. These charges should have been included in the subtotal for income from operations. The Company has corrected the presentation of these charges in the accompanying Consolidated Statements of Operations. These charges were correctly presented in the Consolidated Statements of Operations for the year ended September 30, 2015.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $28 million and $30 million higher as of June 30, 2016 and September 30, 2015, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard, “Revenue from Contracts with Customers”, which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years and early adoption is permitted for the fiscal years beginning after December 15, 2016. The Company expects to adopt this standard on October 1, 2018. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statements.

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

In February 2016, the FASB issued a new standard for the accounting for leases.  This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years and early adoption is permitted.  The Company expects to adopt the standard on October 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

C. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30,
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$—	$2	$—	$—	$—	$—
Interest cost	1	2	2	3	1	—	—	1
Expected return on plan assets	(2)	(3)	(3)	(4)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	—	—	1	—	—	—	—
Net periodic (credit) benefit cost	$—	$1	$(1)	$2	$—	$—	$(1)	$1

	Nine Months Ended June 30,
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$6	$—	$7	$—	$—	$—	$—
Interest cost	4	6	5	9	1	—	1	1
Expected return on plan assets	(8)	(10)	(8)	(12)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(3)	—	(2)	—
Amortization of actuarial loss	—	2	—	3	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	18	(1)	—	—	—
Net periodic (credit) benefit cost	$(3)	$4	$(3)	$25	$(3)	$—	$(1)	$1

Settlement of employee benefit plan

Effective October 1, 2014, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. As a result of the transfer, a pre-tax charge of $18 million was recorded in the nine months ended June 30, 2015 as reflected in Settlement costs in the table above. The pre-tax charge consists of $27 million released from Accumulated other comprehensive (loss) income (“AOCI”) and $2 million of employer contributions at the time of the settlement, partially offset by an $11 million release of the pension liability. The settlement charge was recorded primarily in Cost of sales in the Consolidated Statements of Operations.

D. Goodwill and Intangible Assets

Cabot had goodwill balances of $152 million and $154 million at June 30, 2016 and September 30, 2015, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine month period ended June 30, 2016 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2015	$55	$9	$90	$154
Foreign currency impact	(2)	—	—	(2)
Balance at June 30, 2016	$53	$9	$90	$152

The following table provides information regarding the Company’s intangible assets:

	June 30, 2016			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technologies	$47	$(3)	$44	$48	$(1)	$47
Trademarks	16	(1)	15	16	—	16
Customer relationships	91	(8)	83	96	(6)	90
Total intangible assets	$154	$(12)	$142	$160	$(7)	$153

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three months ended June 30, 2016 and 2015 was $1 million and $3 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the nine months ended June 30, 2016 and 2015 was $5 million and $12 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $9 million each year for the next five fiscal years.

E. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization did not have a set expiration date. During the first nine months of fiscal 2015, Cabot repurchased 925,700 shares of its common stock under this authorization.

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions and cancelled the previous authorization. Cabot has repurchased 1,875,676 shares of its common stock under this authorization. As of June 30, 2016, 3,124,324 shares remain available for repurchase under the current authorization. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first nine months of fiscal 2016 and 2015, Cabot paid cash dividends in the aggregate amount of $0.74 and $0.66, respectively, per share of common stock, with a total cost of $47 million and $42 million, respectively.

Noncontrolling interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2016	2015
	(Dollars in millions)
Balance at September 30	$104	$122
Net income attributable to noncontrolling interests	12	7
Noncontrolling interest foreign currency translation adjustment	(5)	(3)
Noncontrolling interest dividends declared	(16)	(22)
Balance at June 30	$95	$104

During the nine months ended June 30, 2016, $16 million of dividends were declared to noncontrolling interests, all of which were paid in cash during that time.  During the nine months ended June 30, 2015, $22 million of dividends were declared to noncontrolling interests, $16 million of which were paid during that time with the remaining $6 million paid later in the fiscal year.

F. Accumulated Other Comprehensive Loss

Comprehensive income combines net (loss) income and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(Dollars in millions)
Balance at September 30, 2015, attributable to Cabot Corporation	$(239)	$2	$(62)	$(299)
Other comprehensive loss before reclassifications	(47)	—	—	(47)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Net other comprehensive items	(286)	2	(63)	(347)
Less: Noncontrolling interest	(3)	—	—	(3)
Balance at December 31, 2015, attributable to Cabot Corporation	$(283)	$2	$(63)	$(344)
Other comprehensive income before reclassifications	65	—	—	65
Amounts reclassified from accumulated other comprehensive loss	—	—	1	1
Net other comprehensive items	(218)	2	(62)	(278)
Less: Noncontrolling interest	1	—	—	1
Balance at March 31, 2016, attributable to Cabot Corporation	$(219)	$2	$(62)	$(279)
Other comprehensive loss before reclassifications	(13)	—	—	(13)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Net other comprehensive items	(232)	2	(63)	(293)
Less: Noncontrolling interest	(3)	—	—	(3)
Balance at June 30, 2016, attributable to Cabot Corporation	$(229)	$2	$(63)	$(290)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three months and nine months ended June 30, 2016 and 2015 are as follows:

		Three Months Ended		Nine Months Ended
	Affected Line Item in the Consolidated	June 30,		June 30,
	Statements of Operations	2016	2015	2016	2015
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note C for details	$—	$1	$2	$3
Amortization of prior service credit	Net Periodic Benefit Cost - see Note C for details	(1)	(1)	(3)	(2)
Settlement and curtailment (credit) cost	Net Periodic Benefit Cost - see Note C for details	—	—	(1)	27
Total before tax		(1)	—	(2)	28
Tax impact	Provision (benefit) for income taxes	—	—	1	(6)
Total after tax		$(1)	$—	$(1)	$22

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2016.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$40	$134	$125	$122	$86	$1,260	$1,767
Performance Chemicals	14	52	38	33	30	153	320
Purification Solutions	3	9	3	—	—	—	15
Total	$57	$195	$166	$155	$116	$1,413	$2,102

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

Environmental Matters

As of June 30, 2016 and September 30, 2015, Cabot had $14 million and $16 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $2 million and $1 million in the first nine months of fiscal 2016 and 2015, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of June 30, 2016 and September 30, 2015, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At June 30, 2016 and September 30, 2015, the reserve was $8 million and $11 million, respectively. Cash payments related to this liability were $3 million in the first nine months of fiscal 2016 and $2 million in the first nine months of fiscal 2015.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Provision (benefit) for income taxes	$15	$(64)	$21	$(47)
Effective tax rate	21%	13%	17%	11%

During the three and nine months ended June 30, 2016, the Company recorded tax provisions of $15 million and $21 million, resulting in effective tax rates of 21% and 17%, respectively. These amounts included a net discrete tax expense of $3 million and a net discrete tax benefit of $2 million, respectively, for the three and nine months ended June 30, 2016. During the three and nine months ended June 30, 2015, the Company recorded tax benefits of $64 million and $47 million, resulting in an effective tax rate of 13% and 11%, respectively. These amounts included a net discrete tax expense of $1 million and a net discrete tax benefit of $7 million, respectively, for the three and nine months ended June 30, 2015.

Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The U.S. tax returns for fiscal 2013 through fiscal 2015 remain subject to examination by the United States Internal Revenue Service (“IRS”) and various state tax returns for fiscal 2005 through fiscal 2015 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax returns for fiscal 2004 through fiscal 2015 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include China, France, Germany, Italy, Japan, and the Netherlands.

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

During the three and nine months ended June 30, 2016, Cabot released uncertain tax positions of less than $1 million and $3 million, respectively, due to the expirations of statutes of limitations in various jurisdictions. During the three and nine months ended June 30, 2015, Cabot released uncertain tax positions of less than $1 million and $13 million, respectively, due to the expirations of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$56	$(445)	$97	$(374)
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—	—	—
Earnings (loss) allocated to common shareholders (numerator)	$56	$(445)	$97	$(374)
Weighted average common shares and participating securities outstanding	62.9	63.8	62.9	64.2
Less: Participating securities(1)	0.5	0.5	0.5	0.5
Adjusted weighted average common shares (denominator)	62.4	63.3	62.4	63.7
Amounts per share - basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$0.90	$(7.05)	$1.55	$(5.89)
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) attributable to Cabot Corporation	$0.90	$(7.04)	$1.55	$(5.88)
Diluted EPS:
Earnings (loss) allocated to common shareholders	$56	$(445)	$97	$(374)
Plus: Earnings allocated to participating securities	—	—	—	—
Less: Adjusted earnings allocated to participating securities(2)	—	—	(1)	—
Earnings (loss) allocated to common shareholders (numerator)	$56	$(445)	$96	$(374)
Adjusted weighted average common shares outstanding	62.4	63.3	62.4	63.7
Effect of dilutive securities:
Common shares issuable(3)	0.5	—	0.5	—
Adjusted weighted average common shares (denominator)	62.9	63.3	62.9	63.7
Amounts per share - diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$0.88	$(7.05)	$1.53	$(5.89)
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) attributable to Cabot Corporation	$0.88	$(7.04)	$1.53	$(5.88)

(1)	Participating securities consist of shares of unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$56	$(445)	$97	$(374)
Less: Dividends declared on common stock	19	14	47	42
Less: Dividends declared on participating securities	—	—	—	—
Undistributed earnings (loss)	$37	$(459)	$50	$(416)
Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$37	$(459)	$50	$(416)
Undistributed earnings (loss) allocated to participating shareholders	—	—	—	—
Undistributed earnings (loss)	$37	$(459)	$50	$(416)

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2016, 338,854 and 726,589 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2015, 492,172 and 508,991 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Cost of sales	$1	$1	$32	$4
Selling and administrative expenses	1	1	8	10
Research and technical expenses	—	—	5	—
Total	$2	$2	$45	$14

Details of all restructuring activities and the related reserves during the three months ended June 30, 2016 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Sales	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at March 31, 2016	$11	$2	$—	$—	$—	$13
Charges	—	1	—	—	1	2
Costs charged against assets	—	—	—	—	—	—
Cash paid	(7)	(1)	—	—	(1)	(9)
Reserve at June 30, 2016	$4	$2	$—	$—	$—	$6

Details of all restructuring activities and the related reserves during the nine months ended June 30, 2016 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Sales	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2015	$5	$2	$—	$—	$2	$9
Charges (credit)	26	1	(9)	23	4	45
Costs charged against assets	—	—	(7)	(23)	—	(30)
Cash (paid) received	(27)	(1)	16	—	(6)	(18)
Reserve at June 30, 2016	$4	$2	$—	$—	$—	$6

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan has resulted in a reduction of approximately 300 positions across the Company’s global locations. These actions are intended to result in a more competitive cost structure.

The Company has recorded pre-tax charges of approximately $2 million for the three months ended June 30, 2016 and $28 million for the first nine months of fiscal 2016 related to this plan.   The Company expects to record less than $1 million through the rest of fiscal 2016 and approximately $1 million thereafter related to these actions. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs.

Cumulative net cash outlays related to these actions are expected to be approximately $29 million, comprised of severance, employee benefits and other transition costs.  Through June 30, 2016, the Company has made $25 million in cash payments related to this plan and expects to make $2 million in cash payments through the remainder of fiscal 2016 and $2 million thereafter.

As of June 30, 2016, Cabot has $3 million of accrued restructuring costs in the Consolidated Balance Sheet related to these actions, which is mainly comprised of accrued severance charges.

Additionally, in November 2015, Cabot announced that it had committed to closing its carbon black manufacturing facility in Merak, Indonesia. The decision to close this plant and to consolidate production in Asia using the Company’s Cilegon, Indonesia and other Asian and global carbon black production sites to meet regional demand was driven by the financial performance at the Merak facility in the past several years. Manufacturing operations ceased at the end of January 2016 and approximately 50 employees were affected.

The Company has recorded pre-tax charges of less than $1 million in the three months ended June 30, 2016, and approximately $25 million in the first nine months of fiscal 2016 related to this closure, comprised of $22 million of asset impairments and accelerated depreciation and $3 million of severance and employee benefits.

Future anticipated site closure costs for the Merak facility, comprised mainly of site demolition, clearing and environmental remediation charges, and other miscellaneous costs, are expected to total less than $1 million in the remainder of fiscal 2016 and approximately $4 million in fiscal 2017.

Net cash outlays related to this closure are expected to be approximately $7 million, comprised of $4 million of site demolition, clearing and environmental remediation costs, $3 million of severance payments, and less than $1 million for other charges.  Through June 30, 2016, the Company has made $2 million in cash payments related to this plan, mainly for severance and other miscellaneous charges and expects to pay $1 million through the remainder of fiscal 2016 mainly for severance and other charges, and expects to pay an additional $4 million in fiscal 2017 mainly for site demolition, clearing and environmental remediation costs.

As of June 30, 2016, Cabot has approximately $1 million of accrued severance costs in the Consolidated Balance Sheet related to the Merak facility closure.

Details of the 2016 restructuring activities, including the Merak facility closure, during the three and nine months ended June 30, 2016 are as follows:

	Severance and Employee Benefits	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2015	$—	$—	$—	$—
Charges	25	22	1	48
Costs charged against liabilities / (assets)	1	(22)	—	(21)
Cash paid	(10)	—	(1)	(11)
Reserve at December 31, 2015	$16	$—	$—	$16
Charges	—	1	2	3
Costs charged against assets / liabilities	—	(1)	—	(1)
Cash paid	(7)	—	(2)	(9)
Reserve at March 31, 2016	$9	$—	$—	$9
Charges	1	—	1	2
Costs charged against liabilities / (assets)	—	—	—	—
Cash paid	(6)	—	(1)	(7)
Reserve at June 30, 2016	$4	$—	$—	$4

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

The actions related to the transition of the business service center have been completed and have resulted in total charges of approximately $24 million, comprised of $16 million of severance charges and $8 million of other transition costs including training costs and redundant salaries. There were no charges related to this plan recorded in the first nine months of fiscal 2016 and $5 million was recorded related to this plan in the first nine months of fiscal 2015 comprised of severance charges of $1 million and $4 million of other transition costs including training costs and redundant salaries.

Through June 30, 2016, the Company has made $21 million in cash payments related to this plan, comprised of $14 million of severance payments and $7 million of other transition related costs, and expects to make cash payments of less than $1 million, comprised mainly of severance, in the remainder of fiscal 2016.  The difference between the initial accrual and subsequent cash payments was due to changes in foreign exchange rates.

As of June 30, 2016, Cabot has less than $1 million of accrued severance charges in the Consolidated Balance Sheet related to this transaction.

Closure of Port Dickson, Malaysia Manufacturing Facility

In April 2013, the Company announced that the Board of its carbon black joint venture, Cabot Malaysia Sdn. Bhd. (“CMSB”), decided to cease production at its Port Dickson, Malaysia facility. The facility ceased production in June 2013. The Company holds a 50.1 percent equity share in CMSB. The decision, which affected approximately 90 carbon black employees, was driven by the facility’s manufacturing inefficiencies and raw materials costs.

Through June 30, 2016, the Company recorded cumulative net pre-tax restructuring charges related to this plan of $19 million, comprised mainly of accelerated depreciation and asset write-offs of $16 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million, partially offset by the gain from the sale of land of $2 million in the first quarter of fiscal 2016. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture.

The Company has recorded a net pre-tax charge of less than $1 million in both of the three month periods ended June 30, 2016 and 2015, and a net pre-tax gain of approximately $1 million and a net pre-tax charge of less than $1 million in the nine month periods ended June 30, 2016 and 2015, respectively.  The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative net cash received related to this plan is $3 million, comprised of $7 million received from the sale of land, partially offset by approximately $2 million paid for severance, $1 million paid for site demolition, clearing and environmental remediation, and $1 million paid for other closure related charges.

CMSB expects to make cash payments of less than $1 million during the remainder of fiscal 2016 and fiscal 2017 mainly for site demolition, clearing and environmental remediation costs.

As of June 30, 2016, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheets related to this closure, which is mainly for accrued environmental charges.

Other Activities

The Company has recorded other pre-tax restructuring charges of less than $1 million and charges of $1 million during the three month periods ended June 30, 2016 and 2015, respectively, and approximately $1 million and $6 million during the nine month periods ended June 30, 2016 and 2015, respectively.   Fiscal 2016 activity is comprised mainly of accelerated depreciation and severance adjustments whereas fiscal 2015 charges are comprised of severance costs. No future charges related to these actions are expected.

As of June 30, 2016, Cabot has less than $1 million of accrued severance and other closure related costs in the Consolidated Balance Sheets related to these activities which are expected to be paid through early fiscal 2017.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of a former manufacturing site in Thane, India. The Company has incurred total cumulative pre-tax charges of approximately $158 million related to these plans through June 30, 2016, comprised of $67 million for severance charges, $66 million for accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $23 million of other closure related charges, partially offset by gains on asset sales of $8 million.

Pre-tax restructuring charges were less than $1 million in the three month periods ended June 30, 2016 and 2015 related to these actions.

The net pre-tax restructuring gain related to these plans was $7 million for the nine months ended June 30, 2016 driven by the sale of land, whereas charges of $2 million were recorded during the nine months ended June 30, 2015. Since fiscal 2009, Cabot has made net cash payments of $79 million related to these plans comprised of $63 million for severance payments, $10 million for environmental, demolition and site clearing costs, and $25 million for other closure related charges, partially offset by cash proceeds from asset sales of $19 million.  The Company expects to pay approximately $2 million for environmental and other closure related costs in the remainder of fiscal 2016 and thereafter.

As of June 30, 2016, Cabot has approximately $2 million of accrued environmental and other closure related costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2016 or 2015.

At both June 30, 2016 and September 30, 2015, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $12 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2016 and September 30, 2015, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.96 billion and $1.02 billion, respectively, as of both June 30, 2016 and September 30, 2015. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of June 30, 2016 and September 30, 2015 to manage foreign currency risk.

Notional Amount, net
Description	Borrowing	June 30, 2016	September 30, 2015	Hedge Designation
Forward Foreign Currency Contracts (1)	N/A	USD 4 million	USD 2 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the British pound sterling, Czech koruna, and Indonesian rupiah.

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

As of both June 30, 2016 and September 30, 2015, the fair value of derivative instruments were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2016, these subsidiaries carried the operating affiliate investment of $13 million and held 15 million bolivars (less than $1 million) in cash.

During the nine month periods ended June 30, 2016 and 2015, the Company received dividends in the amounts of $2 million and $5 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars.  As of June 30, 2016, the exchange rate that was made available to the Company when converting these dollars to bolivars was 626 bolivars to the U.S. dollar as compared to 270 bolivars to the U.S. dollar as of March 31, 2016.  The operating affiliate and the Company’s wholly-

owned subsidiaries remeasured their bolivar denominated monetary accounts to reflect the current rate.  The impact of the exchange rate devaluation on the operating affiliate and the Company’s wholly-owned subsidiaries’ results was a net gain of less than $1 million during both the three months ended and the nine months ended June 30, 2016.

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

Performance Chemicals is comprised of two businesses: (i) our Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants, and (ii) our Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. The net sales from each of these businesses for the three and nine months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Specialty Carbons and Formulations	$152	$159	$437	$478
Metal Oxides	76	75	214	222
Total Performance Chemicals	$228	$234	$651	$700

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment includes cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

Reportable segment income (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below on the line entitled Income (loss) from continuing operations before taxes. Certain items are items that management does not consider to be representative of ongoing operating segment results and they are, therefore, excluded from Segment EBIT. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated expense and unallocated corporate costs.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three Months Ended June 30, 2016
Revenues from external customers(2)	$270	$228	$77	$19	$594	$27	$621
Income (loss) from continuing operations before taxes(3)	$35	$59	$—	$10	$104	$(30)	$74

Three Months Ended June 30, 2015
Revenues from external customers(2)	$351	$234	$72	$12	$669	$25	$694
Income (loss) from continuing operations before taxes(3)	$32	$48	$3	$3	$86	$(595)	$(509)

Nine Months Ended June 30, 2016
Revenues from external customers(2)	$819	$651	$210	$32	$1,712	$80	$1,792
Income (loss) from continuing operations before taxes(3)	$95	$167	$(7)	$8	$263	$(135)	$128

Nine Months Ended June 30, 2015
Revenues from external customers(2)	$1,169	$700	$219	$36	$2,124	$76	$2,200
Income (loss) from continuing operations before taxes(3)	$112	$129	$3	$8	$252	$(671)	$(419)

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

(2)

“Unallocated and Other revenues from external customers” reflects royalties, other operating revenues, external shipping and handling costs, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$—	$(5)	$—	$(9)
Shipping and handling fees	27	30	80	85
Total	$27	$25	$80	$76

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Interest expense	$(13)	$(13)	$(40)	$(40)
Total certain items, pre-tax(a)	(6)	(567)	(63)	(599)
Equity in earnings of affiliated companies, net of tax(b)	(1)	(1)	(2)	(4)
Unallocated corporate costs(c)	(11)	(12)	(36)	(35)
General unallocated income (expense)(d)	1	(2)	6	7
Total	$(30)	$(595)	$(135)	$(671)

(a)

Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended June 30, 2016 include charges of $2 million related to global restructuring activities, $1 million related to legal and environmental matters and reserves, and $3 million related to executive transition costs. Certain items, pre-tax, for the nine months ended June 30, 2016 include charges of $45 million related to global restructuring activities, $11 million related to net foreign currency impacts related to a loss on the devaluation of the Argentine peso, which was partially offset by a gain on the devaluation of the Venezuelan bolivar, $4 million related to legal and environmental matters and reserves, and $3 million related to executive transition costs. Certain items, pre-tax, for the three months ended June 30, 2015 include charges of $563 million related to goodwill and long-lived asset impairment charges for the Purification Solutions business, $2 million related to global restructuring activities, and $2 million related to foreign currency loss on revaluations. Certain items, pre-tax, for the nine months ended June 30, 2015 include charges of $563 million related to goodwill and long-lived asset impairment charges for the Purification Solutions business, $14 million related to global restructuring activities, $2 million for acquisition and integration-related charges, $18 million related to an employee benefit plan settlement charge, and $2 million related to foreign currency loss on revaluations.

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

When we performed our annual goodwill impairment test in the third quarter of fiscal 2015, the fair value of the Purification Solutions reporting unit was less than its carrying amount and we recorded impairment charges as a result. A discussion of this assessment and the charges recorded is included under “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges”.

Based on our most recent annual goodwill impairment test performed as of May 31, 2016, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values.  The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 9%. The future growth of the Purification Solutions reporting unit is dependent on achieving the expected volumes and margins, which are generally driven by the macroeconomic environment, environmental regulations, and global and regional competition, and are highly impacted by the activated carbon based mercury removal business. The expected demand for mercury removal products significantly depends upon: (1)  the volume of activated carbon used in coal-fired energy units for the removal of pollutants and the utilization of these units for electricity generation and (2) other factors, such as environmental laws and regulations, particularly those that require U.S. based coal-fired electric utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards (“MATS”) issued by the U.S. Environmental Protection Agency (“EPA”) continuing to be in effect and enforced.

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

In determining the fair value of the Purification Solutions reporting unit, we used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods, including the timing of MATS implementation and its legal enforcement, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to the Purification Solutions reporting unit. Based on these estimates and as part of step one of the annual impairment test, we determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test. We then proceeded to step two.

Step two of the goodwill impairment test requires us to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that we should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Based on our best estimate as of June 30, 2015, we recorded a pre-tax goodwill impairment charge of $353 million. We completed the step two analysis in the fourth quarter of fiscal 2015, which resulted in recording a credit of $1 million to the pre-tax goodwill impairment charge.

Based on the same factors leading to the goodwill impairment, we also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. We used the income approach to determine the fair value of the indefinite-lived intangible assets, which are the trademarks of Purification Solutions, and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, we concluded that such assets no longer had an indefinite life and began amortizing these assets over their estimated useful life.  We also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, and determined that these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. We used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value our property, plant and equipment. We recorded impairment charges of $119 million and $51 million, to our definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended June 30, 2015.

In connection with the long-lived assets impairment charges, we recorded a deferred tax benefit of $80 million to our income tax provision.

In the Consolidated Statements of Operations for the quarter ended June 30, 2015, the Purification Solutions long-lived assets and goodwill impairment charges were separately presented below the subtotal for income from operations. These charges should have been included in the subtotal for income from operations. We have corrected the presentation of these charges in the accompanying Consolidated Statements of Operations. These charges were correctly presented in the Consolidated Statements of Operations for the year ended September 30, 2015

Property, Plant and Equipment

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

Results of Operations

Cabot is organized into four reportable business segments: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. The discussions of our results of operations for the periods presented reflect these structures.

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

Our discussion under the heading “Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: i) unusual or infrequent items, such as a significant release of a valuation allowance, ii) items related to uncertain tax positions, such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Third Quarter and First Nine Months of Fiscal 2016 versus Third Quarter and First Nine Months of Fiscal 2015—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure. Our Chief Operating Decision Maker uses “segment EBIT”, which we define as segment income (loss) from continuing operations before interest and taxes, to evaluate the operating results of each segment and to allocate resources to them.  We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments,  provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies is provided with the discussion of Total segment EBIT. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of the Company’s operating performance without the impact of these costs or benefits. The calculations of Total segment EBIT for the periods presented exclude the impact of the following items that are included in our GAAP Income (loss) from continuing operations before income taxes and equity in earnings (loss) of affiliated companies:

•

Global restructuring activities include costs or benefits associated with cost reduction initiatives or plant closures and are primarily related to (i) employee termination costs, (ii) asset impairment charges associated with restructuring actions, (iii) costs to close facilities, including environmental costs and contract termination penalties and (iv) gains realized on the sale of land or equipment associated with restructured plants or locations.

•

Foreign currency loss on devaluation represents the impact of controlled currency devaluations on the Company’s net monetary assets denominated in that currency. Most recently this has applied to currency exchange rate changes in Argentina and Venezuela.

•	Legal and environmental reserves and matters consist of costs or benefits for matters typically related to former businesses or that are otherwise incurred outside of the ordinary course of business.
•	Executive transition costs include incremental charges, including stock compensation charges, associated with the retirement or termination of employment of senior executives of the Company.
•	Asset impairment charges primarily include charges associated with an impairment of goodwill or other long-lived assets.
•

Acquisition and integration-related charges include transaction costs, redundant costs incurred during the period of integration, and costs associated with transitioning certain management and business processes to Cabot’s processes.

•	Employee benefit plan settlement charges consist of the costs associated with transferring the obligations and assets held by one of the Company’s defined benefit plans to a multi-employer plan.

Overview

The significant difference in Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies reflected in the comparative periods presented is largely attributable to the goodwill and long-lived asset impairment charges related to the Purification Solutions segment that we recorded in the third quarter of fiscal 2015.  In addition, our results for the third quarter of fiscal 2016 reflect an increase in volumes as compared with results for the same period of fiscal 2015, and our results for the first nine months of fiscal 2016 reflect restructuring charges that we recorded during the first half of fiscal 2016.

Third Quarter of Fiscal 2016 versus Third Quarter of Fiscal 2015—Consolidated

Net Sales and other operating revenues and Gross Profit

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$621	$694	$1,792	$2,200
Gross profit	$160	$150	$409	$446

The $73 million decrease in net sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was due to a less favorable price and product mix (combined $93 million) partially offset by higher volumes ($19 million).  The higher volumes were due to increases in the Performance Chemicals, Purification Solutions and Specialty Fluids segments.  For the first nine months of fiscal 2016, net sales decreased by $408 million compared to the first nine months of fiscal 2015 due to a less favorable price and product mix (combined $341 million), an unfavorable impact from foreign currency translation ($62 million), and lower volumes ($8 million). The less favorable price and product mix in both comparative periods was primarily due to lower selling prices from price adjustments to customers for decreases in raw material costs.

Gross profit increased by $10 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 primarily due to higher volumes.  For the first nine months of fiscal 2016, gross profit decreased by $37 million primarily due to charges taken in the first half of fiscal 2016 associated with restructuring plans, including the closure of our Merak, Indonesia carbon black manufacturing plant.  The plans resulted in charges of $45 million during the first nine months of fiscal 2016 of which $32 million were included in cost of goods sold.

Selling and Administrative Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Selling and administrative expenses	$64	$67	$197	$216

Selling and administrative expenses decreased by $3 million in the third quarter of fiscal 2016 and $19 million in the first nine months of fiscal 2016 compared to the same periods of fiscal 2015.  The decline in both periods is primarily as a result of restructuring actions taken to reduce fixed costs across the Company.

Research and Technical Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Research and technical expenses	$13	$15	$40	$44

Research and technical expenses decreased by $2 million in the third quarter of fiscal 2016 and $4 million in the first nine months of fiscal 2016 compared to the same periods of fiscal 2015. The decline in both periods is primarily as a result of restructuring actions taken to reduce fixed costs across the Company.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Interest and dividend income	$1	$1	$4	$3
Interest expense	$(13)	$(13)	$(40)	$(40)
Other income (expense)	$3	$(3)	$(8)	$(6)

Interest and dividend income was consistent in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.  Interest and dividend income increased by $1 million in first nine months of fiscal 2016 compared to the same period of fiscal 2015 due to interest earned on higher cash balances.

Interest expense was consistent in the third quarter of fiscal 2016 and the first nine months of 2016 as compared to the same periods in fiscal 2015.

Other income (expense) changed by $6 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.  The change is primarily due to a favorable comparison of foreign currency movements.   Other income (expense) changed by $2 million in the first nine months of 2016 compared to the same period of fiscal 2015. The change is primarily due to an unfavorable comparison of foreign currency movements, most notably the impact of the devaluation of the Argentine peso in the first quarter of fiscal 2016.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Provision (benefit) for income taxes	$15	$(64)	$21	$(47)
Effective tax rate	21%	13%	17%	11%
Impact of discrete tax items (see below):
(1) Unusual or infrequent items	—%	—%	1%	(1)%
(2) Items related to uncertain tax positions	—%	—%	1%	(2)%
(3) Other discrete tax items	1%	—%	—%	1%
Impact of certain items	2%	14%	5%	18%
Operating tax rate	24%	27%	24%	27%

During the three and nine months ended June 30, 2016, we recorded tax provisions of $15 million and $21 million, respectively, resulting in effective tax rates of 21% and 17%, respectively. These amounts included a net discrete tax expense unrelated to the tax effect of certain items of less than $1 million and a net discrete tax benefit unrelated to the tax effect of certain items of $2 million, respectively, for the three and nine months ended June 30, 2016. The operating tax rate for both the three and nine months ended June 30, 2016 was 24%. During the three and nine months ended June 30, 2015, we recorded a tax benefit of $64 million and $47 million, resulting in effective tax rates of 13% and 11%, respectively. These amounts included a net discrete tax expense unrelated to the tax effect of certain items of $1 million and a net discrete tax benefit unrelated to the tax effect of certain items of $7 million, respectively, for the three and nine months ended June 31, 2015. The operating tax rate for both the three and nine months ended June 30, 2015 was 27%. The year-over-year decrease in the operating tax rate for both comparative periods is the result of a change in the geographic mix of earnings and the full year inclusion of the U.S. Research and Experimental credit.

The nature of the discrete tax items for the periods ended June 30, 2016 and 2015 were as follows:

Three months ended June 30, 2016:

(i)	Unusual or infrequent items included the tax impact of excludible foreign exchange gains/(losses) in certain jurisdictions.
(ii)

Items related to uncertain tax positions included a tax charge for the accrual of interest on uncertain tax positions, partially offset by tax benefits from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations.

(iii)	Other discrete tax items included tax charges primarily for various return to provision true ups related to tax return filings.

Nine months ended June 30, 2016:

(i)

Unusual or infrequent items included tax benefits from the renewal of the U.S. Research and Experimental credit and extraordinary dividends from subsidiaries, partially offset by a tax charge from excludible foreign exchange gains/(losses) in certain jurisdictions.

(ii)

Items related to uncertain tax positions included tax benefits from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, partially offset by a tax charge for the accrual of interest on uncertain tax positions.

(iii)	Other discrete tax items included tax charges for various return to provision true ups related to tax return filings, partially offset by tax benefits for changes in tax laws.

Three months ended June 30, 2015:

(i)	Unusual or infrequent items included a tax charge from the refinement of the tax benefit from the renewal of U.S. Research and Experimental credit.
(ii)

Items related to uncertain tax positions included a tax charge for the accrual of interest on uncertain tax positions, partially offset by tax benefits from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations.

(iii)

Other discrete tax items included tax charges primarily for various return to provision true ups related to tax return filings, partially offset by a tax benefit from excludible foreign exchange gains/(losses) in certain jurisdictions.

Nine months ended June 30, 2015:

(i)	Unusual or infrequent items included a tax benefit from the renewal of the U.S. Research and Experimental credit and a net tax benefit from other non-routine items.
(ii)

Items related to uncertain tax positions included tax benefits from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, partially offset by a tax charge for the accrual of interest on uncertain tax positions.

(iii)	Other discrete tax items included tax charges primarily for various return to provision true ups related to tax return filings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2016, which may impact our tax expense and effective tax rate going forward.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$1	$1	$2	$4
Net income attributable to noncontrolling interests, net of tax	$4	$2	$12	$7

Equity in earnings of affiliated companies, net of tax, remained consistent in the third quarter fiscal 2016 compared to the third quarter of fiscal 2015.  Equity in earnings of affiliated companies, net of tax, decreased by $2 million in the first nine months of fiscal 2016 compared to the same periods in 2015 due to lower earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, increased by $2 million in the third quarter of fiscal 2016 and by $5 million in the first nine months of fiscal 2016 as compared to the same periods in fiscal 2015 due to higher profitability at our joint ventures, primarily driven by favorable comparison of foreign currency movements.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2016, we reported net income attributable to Cabot Corporation of $56 million and $97 million, respectively ($0.88 and $1.53 per diluted common share, respectively). This is compared to net income (loss) attributable to Cabot Corporation of $(445) million and $(374) million, respectively (($7.04) and ($5.88) per diluted common share, respectively) in the third quarter and first nine months of fiscal 2015.

Third Quarter and First Nine Months of Fiscal 2016 versus Third Quarter and First Nine Months of Fiscal 2015—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies for the three and nine months ended June 30, 2016 and 2015 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Total segment EBIT	$104	$86	$263	$252
Certain items	(6)	(567)	(63)	(599)
Other unallocated items	(24)	(28)	(72)	(72)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	$74	$(509)	$128	$(419)

In the third quarter of fiscal 2016, total segment EBIT increased by $18 million when compared to the same period of fiscal 2015. The increase was primarily driven by higher volumes ($15 million) and lower fixed costs ($12 million) partially offset by the unfavorable impact from reducing inventory levels in the Purification Solutions segment ($9 million).

In the first nine months of fiscal 2016, total segment EBIT increased by $11 million when compared to the same period of fiscal 2015. The increase was driven by lower fixed costs ($46 million) and the favorable impact of foreign currency translation ($8 million) partially offset by lower volumes ($3 million), the unfavorable impact from reducing inventory levels in the Purification Solutions segment ($24 million), and lower unit margins ($14 million).

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Global restructuring activities	$(2)	$(2)	$(45)	$(14)
Acquisition and integration-related charges	—	—	—	(2)
Employee benefit plan settlement	—	—	—	(18)
Net foreign currency loss on devaluations	—	(2)	(11)	(2)
Legal and environmental matters and reserves	(1)	—	(4)	—
Executive transition costs	(3)	—	(3)	—
Impairment of goodwill and long-lived assets	—	(563)	—	(563)
Total certain items, pre-tax	(6)	(567)	(63)	(599)
Tax-related certain items
Tax impact of certain items	3	81	22	90
Discrete tax items	(1)	(1)	2	7
Total tax-related certain items	2	80	24	97
Total certain items, after tax	(4)	(487)	(39)	(502)

Certain items for the third quarter and first nine months of fiscal 2016 include charges primarily related to restructuring activities, legal and environmental matters and reserves, executive transition costs, and tax-related certain items. Details of restructuring activities are included in Note J of the consolidated financial statements. Tax-related certain items include the tax impact of certain items and discrete tax items unrelated to the tax effect of certain items.

The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit, included in Net income attributable to Cabot Corporation, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the section Definition of Terms and Non-GAAP Financial Measures, to adjusted earnings.

Other Unallocated Items

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Interest expense	$(13)	$(13)	$(40)	$(40)
Equity in earnings of affiliated companies	(1)	(1)	(2)	(4)
Unallocated corporate costs	(11)	(12)	(36)	(35)
General unallocated income (expense)	1	(2)	6	7
Total other unallocated items	$(24)	$(28)	$(72)	$(72)

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

Costs from Total other unallocated items decreased by $4 million in the third quarter of fiscal 2016 as compared to the same period in fiscal 2015. General unallocated income (expense) changed by $3 million primarily due to a decrease in the benefit from the cost of sales impact of LIFO accounting ($5 million).

Costs from Total other unallocated items remained consistent in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Reinforcement Materials Sales	$270	$351	$819	$1,169
Reinforcement Materials EBIT	$35	$32	$95	$112

In the third quarter of fiscal 2016, sales in Reinforcement Materials decreased by $81 million when compared to the third quarter of fiscal 2015. The decrease was principally driven by a less favorable price and product mix (combined $71 million), unfavorable comparison from foreign currency translation ($3 million), and lower volumes ($6 million). The less favorable price and product mix impact was primarily due to lower selling prices in the quarter from price adjustments to customers for decreases in raw material costs.  Lower volumes were driven by lower demand in Asia due to a challenging macro-economic environment and the closure of our Merak, Indonesia manufacturing plant.

In the first nine months of fiscal 2016, sales in Reinforcement Materials decreased by $350 million when compared to the third quarter of fiscal 2015. The decrease was principally driven by a less favorable price and product mix (combined $294 million), unfavorable comparison from foreign currency translation ($37 million), and lower volumes ($17 million). The less favorable price and product mix impact was primarily due to lower selling prices from price adjustments to customers for decreases in raw material costs.  Lower volumes were driven by lower demand in South America and Asia due to a challenging macro-economic environment and the closure of our Merak, Indonesia manufacturing plant.

EBIT in Reinforcement Materials increased by $3 million in the third quarter of fiscal 2016 when compared to the same period of fiscal 2015. The increase was principally driven by lower fixed costs ($6 million) partially offset by lower volumes ($2 million).  Lower fixed costs were due to cost reductions as a result of restructuring actions.

EBIT in Reinforcement Materials decreased by $17 million in the first nine months of fiscal 2016 when compared to the same period of fiscal 2015. The decrease was principally driven by lower unit margins ($33 million) and lower volumes ($7 million), partially offset by a favorable comparison from foreign currency translation ($10 million) and lower fixed costs ($13 million). Lower unit margins were driven primarily from impacts in the first quarter of fiscal 2016, which included lower calendar year 2015 contract pricing and increased competition in Asia, unfavorable feedstock-related effects, and lower benefits generated from our energy efficiency investments as a result of lower energy prices. The favorable foreign currency impact was mainly due to the translation benefit of changes in currencies in South America on our fixed costs.  Lower fixed costs were due to cost reductions as a result of restructuring actions and reduced maintenance costs.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Specialty Carbons and Formulations Sales	$152	$159	$437	$478
Metal Oxides Sales	76	75	214	222
Performance Chemicals Sales	$228	$234	$651	$700
Performance Chemicals EBIT	$59	$48	$167	$129

In the third quarter of fiscal 2016, sales in Performance Chemicals decreased by $6 million when compared to the third quarter of fiscal 2015. The decrease was due to a less favorable price and product mix (combined $14 million) partially offset by higher volumes ($6 million). The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.   Volumes increased by 3% in the Specialty Carbons and Formulations business and 9% in the Metal Oxides business.

In the first nine months of fiscal 2016, sales in Performance Chemicals decreased by $49 million when compared to the same period of fiscal 2015. The decrease was due to a less favorable price and product mix (combined $39 million) and the unfavorable impact of foreign currency translation ($19 million) partially offset by higher volumes ($8 million). The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.

EBIT in Performance Chemicals increased by $11 million in the third quarter of fiscal 2016 when compared to the same quarter of fiscal 2015 principally due to favorable unit margins ($7 million), higher volumes ($2 million), lower fixed costs ($1 million), and the favorable impact of foreign currency translation ($1 million). Unit margins improved primarily due to lower raw material costs.  Lower fixed costs were primarily due to cost reductions as a result of restructuring actions taken earlier in the fiscal year.

EBIT in Performance Chemicals increased by $38 million in the first nine months of fiscal 2016 when compared to the same period of fiscal 2015 principally due to favorable unit margins ($29 million) and lower fixed costs ($12 million) partially offset by an unfavorable comparison from foreign currency translation ($3 million). Unit margins improved primarily due to lower raw material costs.  Lower fixed costs were primarily due to cost reductions as a result of restructuring actions taken earlier in the fiscal year.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and the first nine months of fiscal 2016 and fiscal 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Purification Solutions Sales	$77	$72	$210	$219
Purification Solutions EBIT	$—	$3	$(7)	$3

Sales in Purification Solutions increased by $5 million in the third quarter of fiscal 2016 when compared to the same period of fiscal 2015 due to higher volumes ($9 million) and the favorable impact of foreign currency translation ($1 million) partially offset by a less favorable price and product mix (combined $5 million).  Sales in Purification Solutions decreased by $9 million in the first nine months of fiscal 2016 when compared to the same period of fiscal 2015 due to a less favorable product and price mix ($6 million) and the unfavorable impact of foreign currency translation ($5 million) partially offset by higher volumes ($2 million). The less favorable price and product mix in both periods were due to lower selling prices as well as a less favorable product mix. Higher volumes in both periods were driven by higher demand for activated carbon in gas and air applications as coal fired utilities were required to be in compliance with the U.S. Mercury and Air Toxics Standards regulation in April 2016.

EBIT in Purification Solutions decreased by $3 million in the third quarter of fiscal 2016 when compared to the same quarter of fiscal 2015 due to an unfavorable impact from reducing inventory levels ($9 million) and lower unit margins ($4 million). These unfavorable impacts were partially offset by lower fixed costs ($4 million) due to cost reduction efforts and higher volumes ($5 million).

EBIT in Purification Solutions decreased by $10 million in the first nine months of fiscal 2016 when compared to the same period of fiscal 2015 due to an unfavorable impact from reducing inventory levels ($24 million) and lower unit margins ($6 million). These unfavorable impacts were partially offset by lower fixed costs ($17 million) due to cost reduction efforts over the past two years, higher volumes ($2 million) and the favorable impact of foreign currency translation ($2 million).

Specialty Fluids

Sales and EBIT for Specialty Fluids for the third quarter of fiscal 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Specialty Fluids Sales	$19	$12	$32	$36
Specialty Fluid EBIT	$10	$3	$8	$8

Sales in Specialty Fluids increased by $7 million in the third quarter of fiscal 2016 when compared to the same period of fiscal 2015, primarily due to higher volumes ($10 million) partially offset by a less favorable price and product mix ($3 million). Sales in Specialty Fluids decreased by $4 million in the first nine months of fiscal 2016 when compared to the same period of fiscal 2015, primarily due to a less favorable price and product mix.  The increase in volumes in both periods was driven by a higher level of project activity during the third quarter of fiscal 2016.  The less favorable price and product mix was due to the mix of customer projects in the current year as compared to the prior year.

EBIT in Specialty Fluids increased by $7 million in the third quarter of fiscal 2016 when compared to the same period of fiscal 2015.  The increase was due to higher volumes ($10 million) partially offset by lower unit margins ($3 million). EBIT in Specialty Fluids remained consistent in the first nine months of fiscal 2016 when compared to the same period of fiscal 2015.

Outlook

For our fourth quarter of fiscal 2016 as compared to our third quarter of fiscal 2016, we expect results for the Performance Chemicals and Specialty Fluids segments to moderate and results for the Reinforcement Materials and Purification Solutions segments to strengthen.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $407 million during the first nine months of fiscal 2016. The increase was largely attributable to increasing the size of our credit facility.  At June 30, 2016, we had cash and cash equivalents of $222 million, and current availability under our revolving credit agreement of $1 billion. We had no outstanding balance of commercial paper as of June 30, 2016.

Borrowings under the revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (debt-to-EBITDA) and events of default customary for financings of this type. At June 30, 2016, we were in compliance with this financial covenant.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S., as cash balances in the U.S. are generally used to pay dividends, repurchase shares and repay commercial paper.

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

We issued $300 million of 5% fixed rate debt in fiscal 2009 that matures on October 1, 2016.  Our intention is to refinance these securities prior to maturity.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $295 million in the first nine months of fiscal 2016 compared to $278 million during the same period of fiscal 2015.

Cash provided by operating activities in the first nine months of fiscal 2016 was driven primarily by net income excluding the non-cash impact of certain long-lived asset write-offs of $23 million and depreciation and amortization of $122 million.  In addition, there was a decrease in accounts receivable and inventories, largely driven by lower raw material costs and associated price reductions as well as overall lower volumes. Partially offsetting these cash inflows were lower accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

In the nine months ended June 30, 2016, investing activities consumed $70 million of cash which was primarily driven by capital expenditures of $80 million, offset by $16 million of proceeds from the sale of land.  In the nine months ended June 30, 2015, investing activities consumed $111 million of cash and were primarily driven by capital expenditures of $103 million. In the first nine months of fiscal 2016, capital expenditures were primarily attributed to sustaining and compliance capital projects at our operating facilities.

Capital expenditures for fiscal 2016 are expected to be between $115 million and $120 million. Our planned capital spending program for fiscal 2016 is primarily for sustaining and compliance capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $97 million of cash in the first nine months of fiscal 2016 compared to $86 million of cash in the first nine months of fiscal 2015. In the first nine months of fiscal 2016, we used our cash for share repurchases, dividend distributions and to repay debt.

In the first nine months of fiscal 2015, we used our cash for share repurchases and dividend distributions, partially offset by an increase in our net debt balance of $51 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2016.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$40	$134	$125	$122	$86	$1,260	$1,767
Performance Chemicals	14	52	38	33	30	153	320
Purification Solutions	3	9	3	—	—	—	15
Total	$57	$195	$166	$155	$116	$1,413	$2,102

Off-balance sheet arrangements

We have no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance; the benefits we expect to achieve from our restructuring plans; demand for our products and our overall expectations for segment results in the fourth quarter of fiscal 2016; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new standard, the “Revenue from Contracts with Customers”, which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years and early adoption is permitted for the fiscal years beginning after December 15, 2016. We expect to adopt this standard on October 1, 2018. We are currently evaluating the impact the adoption of this standard may have on our consolidated financial statements.

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

In February 2016, the FASB issued a new standard for the accounting for leases.  This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years and early adoption is permitted.  We expect to adopt the standard on October 1, 2019.  We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Information about market risks for the period ended June 30, 2016 does not differ materially from that discussed under Item 7A of our 2015 10-K.

Item 4.	Controls and Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016 and September 30, 2015, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At June 30, 2016 and September 30, 2015, the reserve was $8 million and $11 million, respectively. Cash payments related to this liability were $3 million in the first nine months of fiscal 2016 and $2 million in the first nine months of fiscal 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2016 - April 30, 2016	—	$—	—	3,299,324
May 1, 2016 - May 31, 2016	30,000	$45.60	30,000	3,269,324
June 1, 2016 - June 30, 2016	145,000	$46.53	145,000	3,124,324
Total	175,000		175,000

(1)

On January 13, 2015, the Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1*†	Transition and Separation Agreement dated May 13, 2016 between Cabot Corporation and Patrick M. Prevost.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended June 30, 2016 and 2015; (iii) the Consolidated Balance Sheets at June 30, 2016 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabot Corporation

Date: August 4, 2016	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 4, 2016	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*†	Transition and Separation Agreement dated May 13, 2016 between Cabot Corporation and Patrick M. Prevost.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended June 30, 2016 and 2015; (iii) the Consolidated Balance Sheets at June 30, 2016 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, June 30, 2016.