Form 10-K
period 2016-09-30
CABOT CORP
filed 2016-11-23
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2016), the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,989,125,149. As of November 18, 2016, there were 62,332,802 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our expectations regarding our future business performance and overall prospects; demand for our products; when we expect construction of the fumed silica plant in Wuhai, China by our new joint venture to be completed and when we expect to open our new Asia Technology Center in Shanghai, China; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; our expected tax rate for fiscal 2017; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber and specialty grade carbon blacks, specialty compounds, fumed metal oxides, activated carbons, inkjet colorants, aerogel, and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities and operations in the United States and over 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

Our vision is to be the most innovative, respected and responsible leader in our markets – delivering performance that makes a difference. Our strategy is to extend our leadership in performance materials by investing for growth in our core businesses, driving application innovation with our customers, and generating strong cash flows through efficiency and optimization. Our products are generally based on technical expertise and innovation in one or more of our four core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; designing particles to impart specific properties to a formulation; and combining particles with other ingredients to deliver a formulated performance intermediate or composite. We focus on creating particles with the composition, morphology, and surface functionalities, and creating formulations of those particles, to deliver the requisite performance to support our customers’ existing and emerging applications.

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

Our internet address is www.cabotcorp.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Information appearing on our website is not a part of, and is not incorporated in, this Annual Report on Form 10-K.

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

In addition to our rubber blacks products, we manufacture compounds of carbon black and rubber using our patented elastomer composites manufacturing process. These compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to carbon black/rubber compounds made by conventional dry mix methods.

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

Under appropriate circumstances, we have entered into supply contracts with certain customers, the typical duration of which is one year. Many of these contracts provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2016, approximately half of our rubber blacks volume was sold under these supply agreements. The majority of the volumes sold under these agreements are sold to customers in North America and Europe.

We have licensed our patented elastomer composites manufacturing process to Manufacture Francaise des Pneumatiques Michelin for their exclusive use in tire applications through fiscal 2017. As consideration, we receive quarterly royalty payments extending through calendar year 2022.

Much of the rubber blacks we sell is used in tires and automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with two companies with a global presence and numerous other companies that operate regionally, some of which export product outside their region. Competition for products within Reinforcement Materials is based on product performance, quality, reliability, price, service, technical innovation, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

Raw Materials

The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. Raw materials are, in general, readily available and in adequate supply. Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials, and related transportation costs. Importantly, movements in the market price for crude oil typically affect carbon black feedstock costs.

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, The Netherlands and the United States. Our equity affiliate operates a carbon black plant in Venezuela.

The following table shows our ownership interest as of September 30, 2016 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia	97% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

Performance Chemicals

Performance Chemicals is composed of two businesses: (i) our Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants, and (ii) our Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, energy, inkjet printing, electronics, and consumer products sectors.

Products

Specialty Carbons and Formulations Business

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications.

Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as inks, coatings, plastics, adhesives, toners, batteries, and displays.

Our masterbatch and conductive compound products, which we refer to as “specialty compounds”, are formulations derived from specialty grades of carbon black mixed with polymers and other additives. These products are generally used by plastic resin producers and converters in applications for the automotive, industrial, packaging, consumer products, and electronics industries. As an alternative to directly mixing specialty carbon blacks, these formulations offer greater ease of handling and help customers achieve their desired levels of dispersion and color and manage the addition of small doses of additives. In addition, our electrically conductive compound products generally are used to reduce risks associated with electrostatic discharge in plastics applications.

Our inkjet colorants are high-quality pigment-based black and color dispersions based on our patented carbon black surface modification technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including commercial printing, small office/home office and corporate office, and niche applications that require a high level of dispersibility and colloidal stability. Our inkjet inks, which utilize our pigment-based colorant dispersions, are used in the commercial printing segment for digital print.

Metal Oxides Business

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive, construction, microelectronics, batteries, and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber, coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our Specialty Carbons and Formulations business, sales are generally to a broad number of customers. In our Metal Oxides business, sales under long-term contracts with two customers have accounted for a substantial portion of the revenue.

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

Raw Materials

Raw materials for our products are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials, and related transportation costs. Importantly, movements in the market price for crude oil typically affect carbon black feedstock costs. The primary raw materials used for our specialty compounds include carbon black sourced from our carbon black plants, thermoplastic resins and mineral fillers from various sources. Raw materials for inkjet colorants include carbon black sourced from our carbon black plants, organic pigments and other treating agents available from various sources. Raw materials for inkjet inks include pigment dispersions, solvents and other additives.

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

The following table shows our ownership interest as of September 30, 2016 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (Specialty Carbons and Formulations business)	90% (consolidated subsidiary)
Jiangxi Province, China (Metal Oxides business)	90% (consolidated subsidiary)
Mettur Dam, India (Metal Oxides business)	50% (equity affiliate)

During fiscal 2016, we announced our entry into an agreement with Inner Mongolia Hengyecheng Silicone Co., Ltd (“HYC”) to build a fumed silica manufacturing facility in Wuhai, China in which we will hold an 80% share and HYC will hold the remaining 20% share. The facility will have an initial annual manufacturing capacity of approximately 8,000 metric tons. We expect construction of the plant to begin in early calendar year 2017 and to be completed in calendar year 2019.

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

Competition for activated carbon and activated carbon equipment and services is based on quality, price, performance, and supply-chain stability. We believe our product and application diversity, product differentiation, technological leadership, quality, cost-effective access to raw materials, and scalable manufacturing capabilities provide us with a competitive advantage.

Raw Materials

The principal raw materials we use in the manufacture of activated carbon are various forms of coal, including lignite, wood and other carbonaceous materials, which are, in general, readily available and we believe we have in adequate supply. We also own a lignite mine that is operated by Caddo Creek Resources Company, LLC, a subsidiary of the North American Coal Company, which supplies our Marshall, Texas facility.

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in the United States, the United Kingdom, The Netherlands and Italy. Our affiliates operate activated carbon plants in Canada and Mexico. The following table shows our ownership interest as of September 30, 2016 in activated carbon operations in which we own less than 100%:

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

A large portion of our fluids has been used for drilling and completion of wells in the North Sea with a limited number of customers, where we have supplied cesium formate-based fluids for both reservoir drilling and completion activities on large gas and condensate field projects in the Norwegian Continental Shelf. We continue to expand the use of our fluids to drilling operations outside of the North Sea, particularly in Asia and the Middle East.

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

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), of which we own a substantial portion of the world’s known reserves. In November 2015, we completed a development project at our mine in Manitoba, Canada. We believe we have sufficient raw material to enable us to continue to supply cesium products for the foreseeable future, based on our anticipated consumption. We are not currently mining at the site and will assess options to access additional reserves in the mine, various technologies to augment our cesium supply and alternative sources of ore as demand for our cesium products warrants.

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

Employees

As of September 30, 2016, we had approximately 4,300 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Research and Development

Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. In fiscal 2016, we announced our plan to open a new Asia Technology Center in Shanghai, China to support our applications development and customer collaboration efforts in the region. We expect to open the facility in late calendar year 2017. Our expenditures for research and technical service activities generally are spread among our businesses and are shown in the consolidated statements of operations. Further discussion of our research and technical expenses incurred in each of our last three fiscal years appears in MD&A in Item 7 below.

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $14 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $30 million in environmental-related capital expenditures at existing facilities in fiscal 2016. We anticipate spending approximately $48 million for such matters in fiscal 2017, a significant portion of which will be for the installation of technology controls for sulfur dioxide and nitrogen oxide emissions at certain of our carbon black plants in North America.

In recognition of the importance of compliance with SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of a majority of independent directors, meets four times a year and provides oversight and guidance to Cabot’s safety, health and environmental management programs. In particular, the Committee reviews Cabot’s environmental reserve, safety, health and environmental risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and the SH&E budget. The Committee also consults with our external and internal advisors regarding management of Cabot’s safety, health and environmental programs.

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

REACH (Registration, Evaluation and Authorization of Chemicals), the European Union (“EU”) regulatory framework for chemicals developed by the European Commission (“EC”), applies to all chemical substances produced or imported into the EU in quantities greater than one metric ton a year. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency. We have completed all required registrations under REACH to date and will continue to complete the registrations under REACH for our products in accordance with future registration deadlines. We will also continue to work with the manufacturers and importers of our raw materials, including our feedstocks, to ensure their registration prior to the applicable deadlines. In addition, the EC has adopted a harmonized definition of “nanomaterial” to be used in the EU to identify materials for which special provisions may apply, such as risk assessment and ingredient labeling. The EC definition is broad and applies to many of our existing products, including carbon black, fumed silica and fumed alumina. Country-specific product registration and assessment programs have been implemented in some countries and are being developed by others. We will continue to address these requirements.

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulphur dioxide and particulate matter emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. The EU Emission Trading Scheme applies to our carbon black facilities and one activated carbon facility in Europe. In China, two of our carbon black facilities are participating in regional pilot emissions trading programs associated with the development of a national trading program, which we anticipate will be more fully defined in fiscal 2017.  In Canada, our  carbon black manufacturing facility will be subject to the greenhouse gas emissions trading program beginning in calendar year 2017.  In the U.S., some of our facilities are required to report their greenhouse gas emissions, but are not currently subject to programs requiring trading or emission controls. We generally expect to purchase emission credits where necessary to respond to allocation shortfalls. In addition, air emission regulations may be adopted in the future in other regions and countries where we operate, which could have an impact on our operations.

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

In addition to factors described elsewhere in this report, the following are important factors that could adversely affect our business. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial results.

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

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products are subject to operational as well as safety, health and environmental risks. For example, the production and/or processing of carbon black, specialty compounds, fumed metal oxides, aerogel, activated carbon and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our manufacturing processes and the transportation of chemical products are subject to risks inherent in chemical manufacturing, including leaks, fires, explosions, toxic releases, mechanical failures or unscheduled downtime. If operational risks materialize, they could result in injury or loss of life, damage to the environment, or damage to property. In addition, the occurrence of material operating problems at our facilities or a disruption in our supply chain or distribution operations may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. Accordingly, these events and their consequences could negatively impact the Company’s results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.

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

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, movements in the market price for crude oil typically affect carbon black feedstock costs. Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which can affect our working capital and results of operations. Certain of our carbon black supply contracts contain provisions that adjust prices to account for changes in a relevant feedstock price index. We also attempt to offset the effects of increases in raw material and energy costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material and energy costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results. Rapid declines in energy and raw material costs can also negatively impact our financial results, as such changes can negatively affect the returns we receive on our energy centers and yield improvement investments, and may negatively impact our contract pricing adjustments. In addition, we use a variety of feedstock indices in our supply contracts to adjust our prices for changes in raw materials costs. Depending on feedstock markets and our choice of feedstocks, the indices we use in our supply contracts may not precisely track our actual costs. This could result in an incongruity between our contract pricing adjustments and changes in our actual feedstock costs, which can affect our margins.

We may not be successful achieving our growth expectations from new products, new applications and technology developments, and money we spend on these efforts may not result in a proportional increase in our revenues or profits.

We may not be successful achieving our growth expectations from developing new products or product applications. Moreover, we cannot be certain that the costs we incur investing in new product and technology development will result in a proportional increase in our revenues or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

We face operational risks inherent in mining operations and our mining operations have the potential to cause safety issues, including those that could result in significant personal injury.

We own two mines, a cesium mine in Manitoba, Canada, a portion of which is located under Bernic Lake, and an above-ground lignite mine, which is located close to our Marshall, Texas facility and operated by a subsidiary of The North American Coal Company. Mining operations by their nature are activities that involve a high level of uncertainty and are often affected by risks and hazards outside of our control. At our lignite mine, the risks are primarily operational risks associated with the maintenance and operation of the heavy equipment required to dig and haul the lignite, and risks relating to lower than expected lignite quality or recovery rates. Our underground mine in Manitoba is subject to a number of risks, including industrial accidents, unexpected geological conditions, fall of ground accidents or structural collapses, which, in the case of our cesium mine, could lead to flooding, and lower than expected ore quality, ore grades or recovery rates. Following a fall of ground incident in 2013, we implemented additional safety measures and several types of monitoring devices in the mine that have indicated good structural stability in the mine since that time. However, the structural stability may change at any time and there is a possibility of deterioration and flooding of this mine. While we have not mined at our mine in Manitoba since we completed a development project at that site in November 2015, we may resume those mining operations in the future. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production, and potential legal liabilities.

Any failure to realize benefits from acquisitions, alliances or joint ventures could adversely affect future financial results.

In achieving our strategic plan objectives, we may pursue strategic bolt-on acquisitions or joint ventures intended to complement or expand our existing businesses globally or add product technology, or both. The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business results.

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

If our assumptions about future sales and profitability of the Purification Solutions segment are incorrect and we do not achieve our growth expectations for this business, we may be required to impair certain assets.

We performed our annual goodwill impairment test of Purification Solutions as of May 31, 2016 and determined that the fair value of the reporting unit exceeded its carrying amount by 9% at that time.  Our strategic plan underlying this analysis relies on further growth in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under the Mercury and Air Toxics Standards (“MATS”). The analysis also anticipates growth in demand for our activated carbon products in other applications, while maintaining our margin expectations.  If competitive forces, unfavorable macroeconomic trends or environmental policy changes render our assumptions concerning demand growth and margin expectations for the business unreasonable, or we are not otherwise able to successfully execute plans to achieve our growth expectations for this business, there may be an impairment of certain assets.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2016. Although much of our international business is currently in regions where the political and economic risk levels and established legal systems are similar to those in the U.S., we also conduct business in countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit. In addition, there may be costs associated with repatriating income or capital.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2016, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

Further, we have exposure to foreign currency movements because certain foreign currency transactions need to be converted to a different currency for settlement. These conversions can have a direct impact on our cash flows.

Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.

Our future tax rates may be adversely affected by a number of factors, including: future changes in the jurisdictions in which our profits are determined to be earned and taxed; changes in the estimated realization of our net deferred tax assets; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including charges from impairment of goodwill in connection with acquisitions; changes in available tax credits; the resolution of issues arising from tax audits with various tax authorities; and changes in tax laws or the interpretation of such tax laws. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another.

Information technology systems failures, data security breaches or network disruptions could compromise our information, disrupt our operations and expose us to liability, which may adversely impact our operations.

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and certain information of our customers, suppliers, business partners, and employees in our information technology systems.  The secure processing, maintenance and transmission of this data is critical to our operations.   Information technology systems failures, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, network disruptions or unauthorized access could disrupt our operations by impeding our processing of transactions and our financial reporting, and our ability to protect our customer or company information, which could have a material adverse effect on our business or results of operations. In addition, as with all enterprise information systems, our information technology systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes.  Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, our vendors, or our customers, could result in legal claims or proceedings and potential liability for us, damage to our reputation, and could otherwise harm our business and our results of operations.

Our operations are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our profit.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. In addition, in certain geographic areas, our carbon black and activated carbon facilities are subject to greenhouse gas emission trading schemes under which we may be required to purchase emission credits if our emission levels exceed our allocations. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts. Success in offsetting any such increased regulatory costs is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. See “Item 3 Legal Proceedings—Environmental Proceedings”.

The elimination of tariffs placed on U.S. imports of Chinese activated carbon, or their failure to adequately address the impact of low-priced imports from China, could have a material adverse effect on our Purification Solutions segment.

Purification Solutions faces pressure and competition in the U.S. from low-priced imports of activated carbon products. If the amounts of these low-priced imports increase, especially if they are sold at less than fair value, our sales of competing products could decline, which could have an adverse effect on the earnings of Purification Solutions. In addition, sales of these low-priced imports may negatively impact our pricing. To limit these activities, regulators in the U.S. have enacted an antidumping duty order on steam activated carbon products from China.  A proceeding that will evaluate whether to extend the order for an additional five years will be initiated in February 2018.  The amount of antidumping duties collected on imports of steam activated carbon from China is reviewed annually by the U.S. Department of Commerce.  To the extent the antidumping margins do not adequately address the degree to which imports are unfairly traded, the antidumping order may be less effective in reducing the volume of these low-priced activated carbon imports in the U.S., which could negatively affect demand and/or pricing for our products. In addition, if the antidumping order is not extended beyond its current term, the amount of low-priced imports from China may increase, which could have an adverse effect on our Purification Solutions business.

We have entered into a number of derivative contracts with financial counterparties.  The effectiveness of these contracts is dependent on the ability of these financial counterparties to perform their obligations and their nonperformance could harm our financial condition.

We have entered into forward foreign currency contracts and cross currency swaps as part of our financial risk management strategy.  The effectiveness of our risk management program using these instruments is dependent, in part, upon the counterparties to these contracts honoring their financial obligations.  If any of our counterparties are unable to perform their obligations in the future, we could be exposed to increased earnings and cash flow volatility due to an instrument’s failure to hedge or adequately address a financial risk.

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

We operate facilities in areas of the world that are exposed to natural hazards, such as floods, windstorms, hurricanes, and earthquakes. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products.

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

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids
Americas Region
Alpharetta, GA*(1)	X	X	X	X
Tuscola, IL		X
Canal, LA	X	X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Haverhill, MA		X
Midland, MI		X
Pryor, OK			X
Marshall, TX			X
Pampa, TX	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**				X
Altamira, Mexico	X
Sarnia, Ontario	X	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids
EMEA Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy (2 plants)	X		X
Riga, Latvia*(1)	X	X	X	X
Bergen, Norway*				X
Schaffhausen, Switzerland*	X	X	X	X
Botlek, The Netherlands**	X	X
Amersfoort, The Netherlands*			X
Klazienaveen, The Netherlands			X
Zaandam, The Netherlands			X
Dubai, United Arab Emirates*		X
Purton, United Kingdom (England)			X
Aberdeen, United Kingdom (Scotland)*				X
Glasgow, United Kingdom (Scotland)			X
Barry, United Kingdom (Wales)**		X
Asia Pacific Region
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Mumbai, India*	X	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*(1)	X	X	X	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X	X	X
Port Dickson, Malaysia**	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, Massachusetts; Amersfoort, The Netherlands; Pampa, Texas; Pepinster, Belgium; Frankfurt, Germany; and Shanghai, China.

Our existing manufacturing plants generally have sufficient production capacity to meet current requirements and expected near-term growth. These plants are generally well maintained, in good operating condition and suitable and adequate for their intended use. Our administrative offices and other facilities are suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2016, unless otherwise specified.

Environmental Proceedings

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the United States. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, which was approved by the U.S. District Court for the Western District of Louisiana in March, 2014, Cabot paid a combined $975,000 civil penalty to EPA and LDEQ, agreed to fund environmental mitigation projects in the three communities where the plants are located for a total cost of approximately $450,000, two of which have been completed, and will install technology controls for sulfur dioxide and nitrogen oxide. We expect that the total capital costs to install these controls will be between $100 million and $150 million and will be incurred through calendar year 2020. In addition, Cabot has agreed to certain best management practices (“BMPs”) to control emissions of particulate matter at the three locations. Continental Carbon settled with EPA on similar terms in 2015. It is expected that other carbon black manufacturers will also be required to install technology controls and agree to adopt BMPs at their U.S. facilities in connection with this initiative and are also likely to pay a civil penalty and fund mitigation projects.

We continue to perform certain sampling and remediation activities at a former pine tar manufacturing site in Gainesville, Florida that we sold in the 1960s. Those activities are pursuant to a formal Record of Decision and 1991 Consent Decree with EPA. Cabot installed a groundwater treatment system at the site in the early 1990s, and that system is still in operation. We have also been requested by EPA and other stakeholders to carry out various other additional work at the site, the scope of which has yet to be fully determined. We continue to work cooperatively with EPA, the Florida Department of Environmental Protection and the local authorities on this matter.

As of September 30, 2016, we had a $14 million reserve for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $6 million. The $14 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, the ability of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

As of both September 30, 2016 and 2015, there were approximately 38,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we have engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the value of the share of these liabilities that reflect our period of direct manufacture and our contractual obligations. During the three months ended September 30, 2016, HR&A updated this estimate. Based on the HR&A estimates, as of September 30, 2016, we increased our reserve for our estimated share of liability for pending and future respirator claims by $13 million to $21 million. The increase reflects recent increases in certain defense and indemnity costs. We made payments related to our respirator liability of $3 million in fiscal 2016 and $2 million in each of fiscal 2015 and 2014.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of the insurance coverage of the members of the Payor Group or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group, and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Other Matters

We have various other lawsuits, claims and contingent liabilities. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers as of November 23, 2016.

Sean D. Keohane, age 49, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in August 2002 and was named General Manager of Performance Chemicals in May 2008. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from November 2014 until March 2016 he was Executive Vice President and President of Reinforcement Materials. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer (the “CEO Office”), which was in place from December 2015 until March 2016.

Eduardo E. Cordeiro, age 49, is Executive Vice President and Chief Financial Officer and President of the Americas and Europe, Middle East and Africa (“EMEA”) regions. Mr. Cordeiro joined Cabot in 1998 and has served in a variety of leadership positions, including Corporate Controller, General Manager of the Fumed Metal Oxides business and General Manager of the Supermetals business. He was responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009. He was a member of the CEO Office, which was in place from December 2015 until March 2016.

Nicholas S. Cross, age 55, is Executive Vice President and President of Performance Chemicals and Specialty Fluids. Mr. Cross joined Cabot in September 2009 as President of the EMEA region and was appointed President of Advanced Technologies in January 2013 and President of Performance Chemicals in November 2014. He was appointed Vice President upon joining Cabot in 2009, Senior Vice President in March 2012 and Executive Vice President in November 2014. Prior to joining Cabot, Mr. Cross held a variety of leadership positions in BP plc’s Chemicals, Oil and Gas businesses, including Director of Chemicals Strategy and Head of International NGLs. He was a member of the CEO Office, which was in place from December 2015 until March 2016.

Brian A. Berube, age 54, is Senior Vice President and General Counsel and interim Chief Human Resources Officer. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001, business General Counsel in March 2002, and General Counsel in March 2003. He was appointed interim Chief Human Resources Officer in July 2016. Mr. Berube was appointed Vice President in March 2002 and Senior Vice President in March 2012. He was a member of the CEO Office, which was in place from December 2015 until March 2016.

Hobart C. Kalkstein, age 46, is Senior Vice President and President of Reinforcement Materials. Mr. Kalkstein joined Cabot in 2005. Since joining the Company, he has held several key management positions, most recently as Vice President of Corporate Strategy and Development from December 2015 to April 2016. From October 2013 to December 2015, he served as Vice President of Global Business Operations for Purification Solutions and from November 2012 to December 2015 as General Manager of Global Emission Control Solutions for Purification Solutions, and from January 2012 to November 2012 he served as Vice President of Business Operations and Executive Director of Marketing and Business Strategy for Performance Chemicals. Prior to that, he served as General Manager of the Aerogel business from October 2007 to February 2010. He was appointed Senior Vice President in April 2016.

Friedrich von Gottberg, age 48, is Senior Vice President and President of Purification Solutions. Mr. von Gottberg joined Cabot in 1997. Since joining the Company he has held a variety of leadership positions in Research and Development and Finance. Prior to assuming his current role in January 2013, he was Vice President of the New Business Group from March 2008 until March 2012, and Senior Vice President and President of Advanced Technologies from March 2012 until January 2013. Mr. von Gottberg was appointed Vice President in March 2005 and Senior Vice President in March 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 18, 2016, there were 735 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2016
Cash dividends per share	$0.22	$0.22	$0.30	$0.30
Price range of common stock:
High	$44.23	$49.62	$50.68	$53.48
Low	$31.03	$36.12	$42.27	$43.95
Fiscal 2015
Cash dividends per share	$0.22	$0.22	$0.22	$0.22
Price range of common stock:
High	$50.86	$47.94	$47.27	$38.59
Low	$39.62	$40.33	$37.24	$31.04

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2016—July 31, 2016	—	$—	—	3,124,324
August 1, 2016—August 31, 2016	210,000	$49.29	210,000	2,914,324
September 1, 2016—September 30, 2016	92,000	$50.01	92,000	2,822,324
Total	302,000		302,000

(1)

On January 13, 2015, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to five million shares of its common stock on the open market or in privately negotiated transactions. The prior repurchase authorization was terminated at that time. The current authorization does not have a set expiration date. In the fourth quarter of 2016, Cabot repurchased 302,000 shares under this authorization.

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

	Years Ended September 30
	2016	2015	2014	2013	2012
	(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$2,411	$2,871	$3,647	$3,456	$3,291
Gross profit	578	585	721	633	644
Selling and administrative expenses	275	282	326	297	281
Research and technical expenses	53	58	60	68	72
Purification Solutions long-lived assets impairment charge	—	210	—	—	—
Purification Solutions goodwill impairment charge	—	352	—	—	—
Income (loss) from operations	250	(317)	335	268	291
Net interest expense and other charges(1)	(56)	(60)	(27)	(58)	(45)
Income (loss) from continuing operations (2)	194	(377)	308	210	246
(Provision) benefit for income taxes (3)	(34)	45	(92)	(60)	(55)
Equity in earnings of affiliated companies	3	4	—	11	11
Income (loss) from discontinued operations, net of tax	1	2	2	(1)	204
Net income (loss)	164	(326)	218	160	406
Net income attributable to noncontrolling interests, net of tax	15	8	19	7	18
Net income (loss) attributable to Cabot Corporation	$149	$(334)	$199	$153	$388
Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations	$2.34	$(5.29)	$3.01	$2.37	$2.84
Income (loss) from discontinued operations	0.02	0.02	0.02	(0.01)	3.15
Net income (loss) attributable to Cabot Corporation	$2.36	$(5.27)	$3.03	$2.36	$5.99
Dividends	$1.04	$0.88	$0.84	$0.80	$0.76
Closing prices	$52.41	$31.56	$50.77	$42.71	$36.57
Weighted-average diluted shares outstanding— millions	62.9	63.4	65.1	64.5	64.2
Shares outstanding at year end—millions	62.2	62.5	64.4	64.0	63.3
Consolidated Financial Position
Current assets	$1,089	$1,048	$1,364	$1,495	$1,443
Net property, plant, and equipment	1,290	1,383	1,581	1,600	1,547
Other assets	665	644	1,139	1,138	1,409
Total assets	$3,044	$3,075	$4,084	$4,233	$4,399
Current liabilities	$398	$441	$630	$844	$919
Long-term debt	918	970	1,004	1,020	1,172
Other long-term liabilities	356	326	386	286	369
Cabot Corporation stockholders’ equity	1,274	1,234	1,942	1,951	1,813
Noncontrolling interests	98	104	122	132	126
Total liabilities and stockholders’ equity	$3,044	$3,075	$4,084	$4,233	$4,399
Selected Financial Ratios
Net debt to capitalization ratio(4)	35%	41%	33%	36%	40%
Adjusted return on net assets(5)	11%	9%	10%	9%	12%

(1)

Net interest expense and other charges includes foreign currency activity as follows: a gain of $5 million for fiscal 2016, a loss of $8 million for fiscal 2015, a loss of $2 million for fiscal 2014, a gain of $2 million for fiscal 2013, and a loss of $2 million for fiscal 2012.

(2)

Income (loss) from continuing operations includes certain items as presented in the table below. A discussion of certain items is included in Definition of Terms and Non-GAAP Financial Measures in Results of Operations.

	Years Ended September 30
	2016	2015	2014	2013	2012
	(Dollars in millions)
Global restructuring activities (Note P)	$(47)	$(21)	$(29)	$(35)	$(17)
Legal and environmental matters and reserves	(17)	—	(18)	(1)	(8)
Acquisition and integration-related charges	—	(5)	(7)	(21)	(26)
Employee benefit plan settlement and other charges (Note N)	—	(21)	—	—	—
Impairment of goodwill and long-lived assets of Purification Solutions (Note G)	—	(562)	—	—	—
Foreign currency (loss) gain on revaluations	(11)	(2)	(3)	3	—
Gain on existing investment in NHUMO	—	—	29	—	—
Inventory adjustment (Note E)	—	(6)	—	—	—
Executive transition costs	(6)	—	—	—	—
Certain items, pre-tax	$(81)	$(617)	$(28)	$(54)	$(51)
Tax-related certain items
Tax impact of certain items(a)	$31	$94	$17	$10	$9
Tax impact of certain foreign exchange gains (losses)	—	—	—	(12)	1
Tax impact of non-deductible interest expense	—	—	—	—	(2)
Discrete tax items	—	13	(17)	11	11
Total tax-related certain items	31	107	—	9	19
Total certain items, net of tax	$(50)	$(510)	$(28)	$(45)	$(32)

(a)

The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit, included in Net income attributable to Cabot Corporation, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the section Definition of Terms and Non-GAAP Financial Measures in Results of Operations, to adjusted earnings.

(3)

The Company’s effective tax rate for fiscal 2016 was a provision of 18%, which included less than $1 million of discrete tax charges, composed of charges of $5 million for valuation allowances on beginning of the year tax balances partially offset by benefits of $3 million for a currency loss and $1 million each for the renewal of the U.S. research and experimentation credit and net tax settlements.   The Company’s effective tax rate for fiscal 2015 was a benefit of 12%, which included $13 million of discrete tax benefits composed of $7 million for tax settlements, $4 million for repatriation, and $2 million for the renewal of the U.S. research and experimentation credit. The Company’s effective tax rate for fiscal 2014 was a provision of 30% which included net discrete charges of $17 million, composed of a $20 million charge for a valuation allowance, offset by $3 million of net tax benefit primarily related to tax settlements. The Company’s effective tax rate for fiscal 2013 was a provision of 28% which included net discrete charges of $3 million, composed of a $13 million foreign currency related charge, offset by $10 million of net tax benefit related to tax settlements, renewal of the U.S. research and experimentation (“R&E”) credit, and other miscellaneous tax items in the tax provision. The Company’s effective tax rate for fiscal 2012 was a provision of 22% which includes net discrete tax benefits of $8 million from the release of a valuation allowance and $3 million from settlements and miscellaneous tax items.

(4)

Net debt to capitalization ratio is calculated by dividing total debt (the sum of short-term and long-term debt less cash and cash equivalents) by total capitalization (the sum of Total stockholders’ equity plus total debt).

(5)

Adjusted return on net assets (“adjusted RONA”) measures how effectively and efficiently the Company uses its operating assets to generate earnings.  Return on net assets (“RONA”) and adjusted RONA are not measures of financial performance under GAAP and should not be considered substitutes for measures of performance reported under GAAP.  We believe adjusted RONA provides useful supplemental information to our investors because it allows investors to understand the basis on which management evaluates the Company’s operational effectiveness and because it is a performance metric used in our equity incentive compensation program.  We calculate “adjusted RONA” by dividing the most recent twelve months’ adjusted net income (loss) (a non-GAAP numerator) by adjusted net assets (a non-GAAP denominator).  In the numerator, we exclude from income (loss) from continuing operations as calculated under GAAP “certain items” net of tax.  The items of expense and income we consider “certain items” are described in the discussion of Definition of Terms and Non-GAAP Financial Measures in Results of Operations.  The denominator consists of our operating assets, which are: net property, plant and equipment; adjusted net working capital; assets held for rent; and investments in equity affiliates.  We calculate the items in adjusted net assets using the most recent five quarters’ average to normalize the impact of large inter-period movements (e.g. working capital movements caused by feedstock price volatility). Our calculation of adjusted RONA is as follows:

	Years Ended September 30
	2016	2015	2014	2013	2012
	(Dollars in millions, except ratios)
Return on Net Assets
Income (loss) from continuing operations(a)	$163	$(328)	$216	$161	$202
Net assets(b)	1,372	1,338	2,064	2,083	1,939
Return on net assets	12%	(25%)	10%	8%	10%

Adjusted Return on Net Assets
Adjusted net income (loss)(a):
Income (loss) from continuing operations	163	(328)	216	161	202
Less: Total certain items, net of tax(c)	(50)	(510)	(28)	(45)	(32)
Adjusted net income (loss)	213	182	244	206	234

Adjusted net assets(d):
Adjusted net working capital(e)	439	607	680	661	645
Net property, plant and equipment	1,322	1,416	1,612	1,567	1,159
Assets held for rent	92	67	54	49	48
Equity affiliates	55	63	82	117	76
Adjusted net assets	1,908	2,153	2,428	2,394	1,928

Adjusted return on net assets	11%	9%	10%	9%	12%

(a)	Income (loss) from continuing operations and Adjusted net income (loss) are aggregated four quarter rolling amounts.
(b)	Net assets represents Total stockholders' equity.
(c)	Total certain items, net of tax is detailed in the table in note (2) above.
(d)	Each component of adjusted net assets is calculated by averaging previous five quarter ending balances.
(e)	Adjusted net working capital is the average previous five quarter ending balances of Accounts receivable plus Inventory less Accounts payable and accruals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our financial statements is in accordance with accounting principles generally accepted in the United States (“GAAP”). This preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The policies that we believe are critical to the preparation of the Consolidated Financial Statements are presented below.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years ended September 30
	2016	2015	2014
Reinforcement Materials	48%	54%	59%
Performance Chemicals	37%	33%	29%
Purification Solutions	13%	11%	9%
Specialty Fluids	2%	2%	3%

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. There are no material changes in the allowance for any of the years presented. There is no material off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption were $28 million and $24 million at September 30, 2016 and 2015, respectively. These inventories represent 8% and 6% of total worldwide inventories at September 30, 2016 and 2015, respectively. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $27 million and $30 million higher as of September 30, 2016 and 2015, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to Cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to Cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

Based on our most recent annual goodwill impairment test performed as of May 31, 2016, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values.  The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 9% at that time. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) further growth in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under MATS and (2) growth in demand for our activated carbon products in other applications, while meeting our margin expectations. Realizing these assumptions is generally driven by the macroeconomic environment, environmental regulations, and global and regional competition.

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

Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During fiscal 2015 and as a result of the impairment tests performed on goodwill and long-lived assets of the Purification Solutions reporting unit, we recorded impairment charges and an associated tax benefit in the Consolidated Statements of Operations as follows:

September 30, 2015
(Dollars in millions)
Goodwill impairment charge	$352
Long-lived assets impairment charge	210
Benefit for income taxes	(80)
Impairment charges, net of tax	$482

In determining the fair value of the Purification Solutions reporting unit, we used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods, including the timing of the MATS implementation, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to the Purification Solutions reporting unit. Based on these estimates and as part of step one of the annual impairment test, we determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test. We then proceeded to step two.

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

Based on the same factors leading to the goodwill impairment, we also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. We used the income approach to determine the fair value of the indefinite-lived intangible assets, which are the trademarks of Purification Solutions, and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, we concluded that such assets no longer had an indefinite life and began amortizing these assets over their estimated useful life.  We also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, and determined that these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. We used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value our property, plant and equipment. We recorded impairment charges of $119 million and $51 million, to our definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended June 30, 2015. We completed the impairment analysis in the fourth quarter of fiscal 2015 which resulted in increasing the property, plant and equipment impairment charge by $1 million to $52 million. Therefore, for the year ended September 30, 2015, the long-lived assets impairment charge was $210 million.  In connection with the long-lived assets impairment charges, we recorded a deferred tax benefit of $80 million to our income tax provision.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by certain of the other parties which contribute to the settlement of respirator claims, or the indemnity provided by a former owner of the business, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

Our discussion under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: i) unusual or infrequent items such as a significant release or establishment of a valuation allowance, ii) items related to uncertain tax positions such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that the non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Fiscal 2016 compared to Fiscal 2015 and Fiscal 2015 compared to Fiscal 2014—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments, provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided in Note U of our Consolidated Financial Statements. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of the Company’s operating performance without the impact of these costs or benefits. The calculations of Total segment EBIT for the periods presented exclude the impact of the following items that are included in our GAAP Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies:

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

•

Foreign currency loss on devaluation represents the impact of government controlled currency devaluations on the Company’s net monetary assets denominated in that currency. Most recently this has applied to currency exchange rate changes in Argentina and Venezuela.

•	Legal and environmental matters and reserves consist of costs or benefits for matters typically related to former businesses or that are otherwise incurred outside of the ordinary course of business.
•	Executive transition costs include incremental charges, including stock compensation charges, associated with the retirement or termination of employment of senior executives of the Company.
•	Asset impairment charges primarily include charges associated with an impairment of goodwill or other long-lived assets.
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

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by segment. In Reinforcement Materials, longer term demand is driven primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; and iii) the number of automotive builds. Over the past several years, operating results have been driven by a number of factors, including: i) increases or decreases in our sales volumes driven by changes in production levels for tires or industrial rubber products and the level at which we service that demand; ii) changes in raw material costs and our ability to adjust the sales price for our products commensurate with changes in raw material costs; iii) changes in pricing and product mix dependent on the level of price increases or decreases to customers as well as the mix of products sold or the region in which they are sold; iv) global and regional capacity utilization for carbon black; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities; and viii) royalties and technology payments related to our patented elastomer composites technology that is used in tire applications.

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

In Purification Solutions, longer term demand is driven primarily by the demand for activated carbon based solutions for water, gas and air, pharmaceuticals, food and beverages, catalysts and other chemical applications. Operating results in Purification Solutions have been influenced by: i) changes in our sales volumes in the various applications previously noted; ii) the amount of coal-based power generation utilized in the U.S. and the regulation of those utilities; iii) management of our operations, including inventory levels, and the commensurate costs; iv) changes in price and product mix; and v) industry capacity utilization.

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

Overview of Results for Fiscal 2016

During fiscal 2016, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to fiscal 2015 largely due to the goodwill and long-lived asset impairment charges related to the Purification Solutions segment that we recorded in the third quarter of fiscal 2015. In addition, our results for fiscal 2016 as compared with results for fiscal 2015 reflect strong EBIT in the Performance Chemicals segment and the benefit from restructuring actions taken to reduce fixed costs across the Company.

Fiscal 2016 compared to Fiscal 2015 and Fiscal 2015 compared to Fiscal 2014—Consolidated

Net Sales and other operating revenue and Gross Profit

	Years ended September 30
	2016	2015	2014
	(Dollars in millions)
Net sales and other operating revenues	$2,411	$2,871	$3,647
Gross profit	$578	$585	$721

The $460 million decrease in net sales from fiscal 2015 to fiscal 2016 was due primarily to a less favorable price and product mix (combined $398 million) and an unfavorable impact from foreign currency translation ($63 million). The less favorable price and product mix impact was primarily due to lower selling prices during the year from price adjustments to customers for decreases in raw materials costs. The $776 million decrease in net sales from fiscal 2014 to fiscal 2015 was due primarily to a less favorable price and product mix (combined $433 million), an unfavorable impact from foreign currency translation ($203 million), a decrease in volumes ($116 million), lower elastomer composites royalties and technology payments ($10 million), and lower royalties in Purification Solutions ($3 million). The less favorable price and product mix impact was primarily due to lower selling prices during the year from price adjustments to customers for decreases in raw materials costs.

Gross profit decreased by $7 million in fiscal 2016 when compared to fiscal 2015 driven by lower unit margins in Reinforcement Materials and Purification Solutions partially offset by fixed cost savings. Gross profit decreased by $136 million in fiscal 2015 when compared to fiscal 2014 driven by lower margins in Reinforcement Materials and lower volumes in Specialty Fluids.

Selling and Administrative Expenses

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Selling and administrative expenses	$275	$282	$326

Selling and administrative expenses decreased by $7 million in fiscal 2016 when compared to fiscal 2015.The decrease was principally driven by restructuring actions taken to reduce fixed costs across the Company partially offset by an increase in the reserve for respirator liability matters and higher incentive compensation expense. Selling and administrative expenses decreased by $44 million in fiscal 2015 when compared to fiscal 2014. The decrease was principally driven by reduced spending on travel and corporate projects, lower incentive compensation expense, and lower expenses related to a 2014 restructuring in our Europe, Middle East and Africa (“EMEA”) business service center.

Research and Technical Expenses

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Research and technical expenses	$53	$58	$60

Research and technical expenses decreased by $5 million in fiscal 2016 when compared to fiscal 2015 primarily due to restructuring actions taken to reduce fixed costs across the Company partially offset by $5 million of costs associated with these actions. Research and technical expenses decreased by $2 million in fiscal 2015 when compared to fiscal 2014 due to lower spending on projects across the segments.

Purification Solutions Long-Lived Assets and Goodwill Impairment Charges

	Years ended September 30
	2016	2015	2014
	(Dollars in millions)
Purification Solutions long-lived assets impairment charge	$—	$210	$—
Purification Solutions goodwill impairment charge	$—	$352	$—

The Purification Solutions long-lived assets and goodwill impairment charges recorded during fiscal 2015 are described in Note G of our Consolidated Financial Statements.

Interest and Dividend Income

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Interest and dividend income	$5	$4	$3

Interest and dividend income increased by $1 million in fiscal 2016 when compared to fiscal 2015 and in fiscal 2015 when compared to fiscal 2014 due primarily to interest earned on higher cash balances.

Interest Expense

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Interest expense	$54	$53	$55

Interest expense increased by $1 million in fiscal 2016 as compared to fiscal 2015. The increase was primarily due to higher interest rates on commercial paper borrowings. Interest expense decreased by $2 million in fiscal 2015 as compared to fiscal 2014. The decrease was primarily due to the repayment of certain long-term debt.

Other Income (Expense)

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Other income (expense)	$(7)	$(11)	$25

Other income (expense) changed during fiscal 2016 by $4 million as compared to fiscal 2015 due to a variety of items, none of which were individually material. Other income (expense) changed by $36 million during fiscal 2015 as compared to fiscal 2014 due primarily to a gain recognized on our existing equity investment in NHUMO ($29 million) in fiscal 2014 as a result of the NHUMO transaction and the unfavorable comparison of foreign currency movements ($6 million).

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Provision (benefit) for income taxes	$34	$(45)	$92
Effective tax rate	18%	12%	30%
Impact of discrete tax items:
Unusual or infrequent items	2%	(2)%	(7%)
Items related to uncertain tax positions	1%	(2)%	3%
Other discrete tax items	(2%)	1%	(2%)
Impact of certain items	5%	17%	3%
Operating tax rate	24%	26%	27%

The provision for income taxes was $34 million for fiscal 2016, resulting in an effective tax rate of 18% (refer to the effective tax rate reconciliation in Note S of our Consolidated Financial Statements). This amount included net tax benefits of $31 million, principally comprised of $31 million of tax benefits from certain items partially offset by a net charge of less than $1 million for discrete tax items. The operating tax rate for fiscal 2016 was 24%. The decrease in the operating tax rate from fiscal 2015 was largely driven by a change in the geographic mix of earnings.

The benefit for income taxes was $45 million for fiscal 2015, resulting in an effective tax rate of 12% (refer to the effective tax rate reconciliation in Note S of our Consolidated Financial Statements). This amount included net tax benefits of $107 million, principally comprised of an $80 million benefit from the impairment of the Purification Solutions segment, $14 million of benefits from other certain items and $13 million of benefits from discrete tax items. Refer to Note G of our Consolidated Financial Statements for details of the impairment. The operating tax rate for fiscal 2015 was 26%.

The provision for income taxes was $92 million for fiscal 2014, resulting in an effective tax rate of 30% (refer to the effective tax rate reconciliation in Note S of our Consolidated Financial Statements). This amount included net discrete charges of $17 million, principally comprised of a $20 million valuation allowance, partially offset by a non-taxable gain of $29 million recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction. This gain is reported as a certain item. Refer to Note C of our Consolidated Financial Statements for details of the transaction. The operating tax rate for fiscal 2014 was 27%.

The nature of the discrete tax items for the periods ended September 30, 2016, 2015, and 2014 were as follows:

(i)

Unusual or infrequent items included tax benefits during fiscal 2016 and 2015 from the renewal of the U.S. Research and Experimentation credit, extraordinary dividends from subsidiaries (fiscal 2016 only), a claim for U.S. tax benefit (fiscal 2016 only), certain dividends from high-tax jurisdictions (fiscal 2015 only), and other non-routine items, and a tax charge during fiscal 2014 for a change in valuation allowance on beginning of year tax balance;

(ii)

Items related to uncertain tax positions included tax benefits during fiscal 2016, 2015 and 2014 from uncertain tax positions accrual reversals due to the expiration of statutes of limitations and settlement of tax audits, partially offset by a charge for the accrual of interest on uncertain tax positions, and;

(iii)

Other discrete tax items included tax charges during fiscal 2016, 2015 and 2014 for a change in valuation allowance on beginning of year tax balance (fiscal 2016 only), various return to provision true-ups related to tax return filings and changes in tax laws.

Our anticipated effective and operating tax rates for fiscal 2017 are 24%.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. Cabot and certain subsidiaries are under audit in a number of jurisdictions. It is possible that some of these audits will be resolved in fiscal 2017 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interest, net of tax

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$3	$4	$—
Net income attributable to noncontrolling interests, net of tax	$15	$8	$19

Equity in earnings of affiliated companies, net of tax, decreased by $1 million in fiscal 2016 compared to fiscal 2015 and increased by $4 million in fiscal 2015 compared to fiscal 2014. The changes in both periods were primarily due to changes in earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, increased by $7 million in fiscal 2016 compared to fiscal 2015 and decreased by $11 million in fiscal 2015 compared to fiscal 2014 due to changes in the profitability of our joint ventures.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2016, we reported net income of $149 million ($2.36 per diluted common share). In fiscal 2015, we reported a net loss of $334 million ($5.27 per diluted common share). The loss was driven by the Purification Solutions long-lived asset and goodwill impairment charges more fully discussed in Note G of our Consolidated Financial Statements. This is compared to net income of $199 million ($3.03 per diluted common share) in fiscal 2014.

Fiscal 2016 compared to Fiscal 2015 and Fiscal 2015 compared to Fiscal 2014—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies for fiscal 2016, 2015 and 2014 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note U of our Consolidated Financial Statements.

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Total segment EBIT	$370	$332	$447
Certain items	(81)	(617)	(28)
Other unallocated items	(95)	(92)	(111)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$194	$(377)	$308

In fiscal 2016, total segment EBIT increased by $38 million when compared to fiscal 2015. The increase was driven by lower fixed costs ($64 million) and the favorable impact of foreign currency translation ($10 million), partially offset by the unfavorable impact from reducing inventory levels ($36 million).

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

Certain Items:

Details of the certain items for fiscal 2016, 2015, and 2014 are as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Impairment of goodwill and long-lived assets of Purification Solutions	$—	$(562)	$—
Global restructuring activities	(47)	(21)	(29)
Acquisition and integration-related charges	—	(5)	(7)
Employee benefit plan settlement and other charges	—	(21)	—
Foreign currency gain (loss) on revaluations	(11)	(2)	(3)
Gain on existing investment in NHUMO	—	—	29
Legal and environmental matters and reserves	(17)	—	(18)
Inventory reserve adjustment	—	(6)	—
Executive transition costs	(6)	—	—
Total certain items, pre-tax	$(81)	$(617)	$(28)
Tax-related certain items
Tax impact of certain items	$31	$94	$17
Discrete tax items	—	13	(17)
Total tax-related certain items	31	107	—
Total certain items, net of tax	$(50)	$(510)	$(28)

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”. Additional information concerning several of these items is included in the Notes to our Consolidated Financial Statements as follows:  Impairment of goodwill and long-lived assets (Note G); Global restructuring activities (Note P); Employee benefit plan settlements (Note N); and Inventory reserve adjustment (Note E).  Acquisition and integration-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments and other expenses related to the completion of the acquisitions and the integrations of Purification Solutions and NHUMO.  Tax-related certain items include discrete tax items, the nature of which are discussed under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate”, and the tax impact of certain foreign exchange losses.

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

Other Unallocated Items:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Interest expense	$(54)	$(53)	$(55)
Equity in earnings of affiliated companies, net of tax	(3)	(4)	—
Unallocated corporate costs	(45)	(46)	(54)
General unallocated income (expense)	7	11	(2)
Total other unallocated items	$(95)	$(92)	$(111)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to new technology efforts. The balances of General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions Segment EBIT.

In fiscal 2016, costs from Total other unallocated items increased by $3 million when compared to fiscal 2015. The increase was primarily driven by a change of $4 million in General unallocated income (expense) due to the cost of sales impact of LIFO accounting from changes in carbon black raw material costs that resulted in an unfavorable comparison ($19 million), partially offset by the favorable impact of changes in foreign currency movements ($13 million).

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2016, 2015 and 2014 are as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Reinforcement Materials Sales	$1,108	$1,507	$2,108
Reinforcement Materials EBIT	$137	$143	$259

In fiscal 2016, sales in Reinforcement Materials decreased by $399 million when compared to fiscal 2015. The decrease was principally driven by less favorable price and product mix (combined $335 million), 2% lower volumes ($27 million), and an unfavorable comparison from foreign currency translation ($37 million). The less favorable price and product mix was primarily due to lower selling prices from price adjustments to customers for decreases in raw material costs. Lower volumes were driven by lower demand in South America and Asia due to a challenging macro-economic environment and the closure of our Merak, Indonesia manufacturing plant.

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

In fiscal 2016, Reinforcement Materials EBIT decreased by $6 million when compared to fiscal 2015 driven principally by lower unit margins ($23 million) and lower volumes ($10 million). The decrease was partially offset by lower fixed costs ($19 million) and a favorable comparison from foreign currency translation ($9 million). Lower unit margins were driven primarily by lower year over year contract pricing in the first quarter of fiscal 2016, increased competition in Asia, unfavorable feedstock-related effects, and lower benefits generated from our energy efficiency investments as a result of lower energy prices. The favorable foreign currency impact was mainly due to the translation of our local currency fixed costs in South America to U.S. dollars. Lower fixed costs were due to cost reductions as a result of restructuring actions and reduced maintenance costs.

In fiscal 2015, Reinforcement Materials EBIT decreased by $116 million when compared to fiscal 2014 driven principally by lower rubber blacks unit margins ($91 million), lower rubber blacks volumes ($14 million), lower elastomer composites royalties and technology payments ($10 million), and an unfavorable comparison of foreign currency translation ($7 million). The decreases were partially offset by lower rubber blacks fixed costs ($9 million). The less favorable rubber blacks unit margins were due to lower contract pricing and increased competition in Asia, negative feedstock effects from lower raw materials purchasing savings, lower benefits from our energy efficiency investments, and the impact of high cost inventory that moved through our supply chain during the first half of the year. We also experienced a less favorable sales mix, with lower sales in North America and higher sales in Asia. Lower rubber blacks fixed costs were primarily associated with cost management efforts and lower discretionary spending.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2016, 2015 and 2014 are as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Specialty Carbons and Formulations Sales	$578	$630	$709
Metal Oxides Sales	287	297	313
Performance Chemicals Sales	$865	$927	$1,022
Performance Chemicals EBIT	$225	$178	$168

In fiscal 2016, sales in Performance Chemicals decreased by $62 million when compared to fiscal 2015 due to a less favorable price and product mix (combined $51 million) and the unfavorable comparison from foreign currency translation ($21 million) partially offset by higher volumes ($10 million). The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.

In fiscal 2015, sales in Performance Chemicals decreased by $95 million when compared to fiscal 2014 due to an unfavorable comparison of foreign currency translation ($64 million), and a less favorable price and product mix (combined $32 million). The change in price and product mix was mainly driven by price adjustments to customers for decreases in raw material costs.

In fiscal 2016, EBIT in Performance Chemicals was $47 million higher when compared to fiscal 2015 primarily due to higher unit margins ($34 million) and lower fixed costs ($22 million), partially offset by the unfavorable impact of reducing inventory levels ($6 million) and the unfavorable impact of foreign currency translation ($2 million). Unit margins improved primarily due to lower raw material costs. Lower fixed costs were primarily due to cost reductions as a result of restructuring actions taken earlier in the fiscal year.

In fiscal 2015, EBIT in Performance Chemicals was $10 million higher when compared to fiscal 2014 due to higher unit margins ($20 million) and lower fixed costs ($8 million). The improvement in unit margins was driven by lower raw material costs. Lower fixed costs were a result of cost management efforts across the segment. These benefits were partially offset by unfavorable foreign currency translation ($16 million) and slightly lower volumes ($2 million). Volumes were relatively flat across the segment during fiscal 2015.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2016, 2015 and 2014 are as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Purification Solutions Sales	$290	$296	$315
Purification Solutions EBIT	$(5)	$5	$(19)

Sales in Purification Solutions decreased by $6 million in fiscal 2016 when compared to fiscal 2015 primarily due to a less favorable price and product mix (combined $10 million) and the unfavorable impact of foreign currency translation ($6 million), partially offset by an increase in volumes ($10 million). The less favorable price and product mix was due to competitive factors in certain gas and air and water applications as well as increased demand for lower priced products. Higher volumes were driven by higher demand for activated carbon in gas and air applications as the MATS regulation took full effect in April 2016.

Sales in Purification Solutions decreased by $19 million in fiscal 2015 when compared to fiscal 2014 due to an unfavorable comparison of foreign currency translation ($23 million), lower royalties ($3 million) and lower volumes ($3 million), partially offset by a more favorable price and product mix (combined $10 million). The more favorable price and product mix was primarily due to the implementation of price increases and an improved product mix. These price increases contributed to a decline in overall sales volumes; however, volumes sold to mercury removal customers increased due to the first wave of customers complying with the MATS regulation in April 2015.

EBIT in Purification Solutions decreased by $10 million in fiscal 2016 when compared to fiscal 2015 driven by the unfavorable impact from reducing inventory levels ($29 million) and lower unit margins ($12 million) due to a less favorable price and product mix and higher raw material costs, partially offset by lower fixed costs due to cost reduction efforts ($19 million), higher volumes ($9 million), and the favorable impact of foreign currency exchange ($3 million).

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

Specialty Fluids

Sales and EBIT for Specialty Fluids for fiscal 2016, 2015 and 2014 are as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Specialty Fluids Sales	$47	$42	$98
Specialty Fluids EBIT	$13	$6	$39

Sales in Specialty Fluids increased by $5 million in fiscal 2016 when compared to fiscal 2015. The increase was primarily due to higher volumes ($5 million). The increase in volumes was driven by a higher level of project activity that resulted in higher rental and sales volumes for our drilling fluids in both the North Sea and Asia.

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

EBIT in Specialty Fluids increased by $7 million in fiscal 2016 when compared to fiscal 2015. The increase is primarily due to higher volumes ($4 million) and lower fixed costs ($4 million) partially offset by a less favorable price and product mix ($1 million).

EBIT in Specialty Fluids decreased by $33 million in fiscal 2015 when compared to fiscal 2014. The decrease was primarily due to lower volumes ($46 million). In response, we improved our price and product mix ($5 million) and reduced fixed costs ($8 million) to help partially offset the lower volumes.

Outlook

Looking ahead to fiscal 2017, we remain focused on driving our advancing the core strategy across all of our segments. The outlook for Reinforcement Materials is mixed. We are experiencing continued strong demand in Europe and a strengthening environment in China. In North America, the long-term fundamentals for tire growth remain solid, however, the near term market is soft due to high levels of truck tire inventories in the supply chain. The South American market remains weak; however, we are beginning to see some signs of recovery in calendar year 2017. After a third record year of EBIT in the Performance Chemicals segment, we expect earnings growth in 2017 to moderate. Although volumes in fumed silica are expected to moderate, the long term fundamentals of the segment remain solid as we continue to invest for future growth. In the Purification Solutions segment, we anticipate solid performance based on the continued strong growth in the MATS related business combined with the elimination of the negative impact associated with decreased inventory levels. For the Specialty Fluids segment, we continue to pursue opportunities outside of the North Sea with a number of projects in the pipeline that support our outlook of continued solid performance in 2017. Overall, we remain confident that our strategy will deliver top-line growth consistent with our end-market participation. In addition, we will continue to invest in new product and process technology, seek to capture the operating leverage from improving plant utilizations, and pursue growth investments, including bolt-on acquisition opportunities in our existing businesses.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $384 million during fiscal 2016. The increase was largely attributable to an increase in borrowing capacity under our revolving credit facility, an increase in our cash balances and a reduction in outstanding commercial paper.  As of September 30, 2016, we had cash and cash equivalents of $200 million and borrowing availability under our revolving credit agreement of $1 billion. Borrowings under our revolving credit agreement, which was amended in October 2015 to increase the borrowing limit from $750 million to $1 billion, may be used for working capital, letters of credit and other general corporate purposes. There was no outstanding balance of commercial paper as of September 30, 2016. At September 30, 2016, we were in compliance with all applicable covenants under our revolving credit facility including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

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

On September 27, 2016, we redeemed $300 million of 5% fixed rate debt that was issued in fiscal 2009 and had a maturity date of October 1, 2016.  In September 2016, Cabot issued $250 million in registered notes with a coupon of 3.4% that mature on September 15, 2026.  The net proceeds of this offering were $248 million after deducting discounts and issuance costs.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $392 million in fiscal 2016. Operating activities provided $499 million and $315 million in fiscal 2015 and 2014, respectively.

Cash provided by operating activities in fiscal 2016 was driven primarily by net income of $164 million plus $161 million of non-cash depreciation and amortization.  In addition, there was a net decrease in accounts receivable and inventories largely driven by lower raw material costs and associated price reductions.  These sources of cash were partially offset by a decrease in accounts payable.

Cash provided by operating activities in fiscal 2015 was driven primarily by our non-cash charges for depreciation and amortization and asset impairments, which more than offset our net loss for the period. In addition, there was a net decrease in accounts receivable and inventories largely driven by lower raw material costs and associated price reductions.

Cash provided by operating activities in fiscal 2014 was driven primarily by net income of $218 million plus $201 million of depreciation and amortization and $25 million of dividends from equity affiliates, $14 million of which was received from NHUMO prior to our purchase of the remaining outstanding common stock of the joint venture. These sources of cash were partially offset by an increase in accounts receivable and inventories due to higher sales and the inclusion of NHUMO balances.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of September 30, 2016, we had $5 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities.  We made cash payments of $37 million during fiscal 2016 and received $16 million in cash payments in connection with the sale of land and land rights.  In fiscal 2017 and thereafter, we expect to make cash payments totaling approximately $8 million related to these restructuring plans.

During fiscal 2016, we restructured our operations in certain locations, including the closure of our carbon black manufacturing facility in Merak, Indonesia. These actions resulted in net cash outlays of approximately $29 million in fiscal 2016.

We may receive cash in the future from the sale of certain assets and land relating to restructured sites, which is not included in these amounts.

Environmental Reserves and Litigation Matters—As of September 30, 2016, we have a $14 million reserve for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2016 we have a $21 million reserve for respirator claims. These expenditures will be incurred over many years. We also have other litigation costs arising in the ordinary course of business.

The following table represents the estimated future payments related to our environmental reserve.

	Future Payments by Fiscal Year
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in millions)
Environmental	$2	$3	$3	$1	$1	$4	$14

Cash Flows from Investing Activities

In fiscal 2016, capital expenditures were $112 million. Major capital project expenditures were related to sustaining and compliance activities. In fiscal 2015, capital expenditures were $141 million. Major capital project expenditures were related to the completion of our lignite mine development project in the Purification Solutions segment, mine development activities for our Specialty Fluids segment, and sustaining and compliance capital projects at our operating facilities. In fiscal 2014, capital expenditures of $171 million and cash paid for NHUMO of $73 million (net of cash acquired of $7 million) were partially offset by the receipt of the final cash payment on the notes issued as part of the sale of our Supermetals business of $215 million and cash proceeds of $20 million received for the sale of our Security Materials business, which were classified as discontinued operations.  Capital expenditures were primarily related to our lignite mine development project in the Purification Solutions segment, sustaining and compliance capital projects at our operating facilities, and mine development activities for the Specialty Fluids segment.

Capital expenditures for fiscal 2017 are expected to be between $150 million and $175 million. Our planned capital spending program for fiscal 2017 is primarily for sustaining and compliance capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $184 million of cash in fiscal 2016 compared to $256 million of cash in fiscal 2015 and $302 million in fiscal 2014. During fiscal 2016, our overall debt balance decreased by $68 million. The decrease was driven primarily by our redemption of our $300 million 5% fixed rate debt and a reduction in our outstanding commercial paper, partially offset by the issuance of $250 million in registered notes with a coupon of 3.4% that mature on September 15, 2026.   As of September 30, 2016, we had no outstanding notes under our commercial paper program. During fiscal 2015, our overall debt balance decreased by $78 million. The decrease was driven primarily by our repayment of certain long-term debt and commercial paper. As of September 30, 2015, we had outstanding notes under our commercial paper program in an aggregate amount of $12 million, with a weighted average interest rate of 0.36%.

The following table provides a summary of our outstanding debt.

	September 30
	2016	2015
	(Dollars in millions)
Notes payable	$7	$22
Variable rate debt	—	—
Total variable rate debt	7	22
Fixed rate debt, net of discount	907	958
Unamortized bond discounts	(1)	(1)
Capital leases	13	14
Total debt	$926	$993

At September 30, 2016, we had $1 billion of availability under our credit agreement.

Our long-term total debt, of which $1 million is current, matures at various times as presented in Note J. The weighted-average interest rate on our fixed rate long-term debt was 3.54% as of September 30, 2016.

At September 30, 2016, we have provided standby letters of credit totaling $16 million, which expire throughout fiscal 2017.

On October 23, 2015, we entered into a credit agreement that amended and extended our $750 million revolving credit agreement (which was scheduled to mature October 3, 2019).  With this amendment and extension, we increased our borrowing availability to $1 billion.  The credit agreement matures on October 23, 2020.  The credit agreement continues to support our commercial paper program. Borrowings under the credit agreement may be used for working capital, letters of credit and other general corporate purposes.  The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (consolidated total debt to consolidated EBITDA) and events of default customary for financings of this type.

On September 27, 2016, we redeemed $300 million of 5% fixed rate debt that was issued in fiscal 2009 and had a maturity date of October 1, 2016.

In September 2016, Cabot issued $250 million in registered notes with a coupon of 3.4% that mature on September 15, 2026.  The net proceeds of this offering were $248 million after deducting discounts and issuance costs.

Share repurchases

During fiscal 2016, 2015, and 2014, we repurchased approximately 0.8 million, 2.3 million, and 0.2 million shares of our common stock on the open market for an aggregate purchase price of $39 million, $96 million, and $11 million, respectively. As of September 30, 2016, we had approximately 2.8 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend payments

In fiscal 2016, 2015 and 2014, we paid cash dividends on our common stock of $1.04, $0.88 and $0.84 per share, respectively. These cash dividend payments totaled $65 million in fiscal 2016, $56 million in fiscal 2015, and $54 million in fiscal 2014.

Employee Benefit Plans

As of September 30, 2016, we had a consolidated pension obligation, net of the fair value of plan assets, of $170 million, comprised of $113 million for pension benefit plan liabilities and $57 million for postretirement benefit plan liabilities.

The $113 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair Value of Plan Assets	$157	$305	$462
Benefit Obligation	$175	$400	$575
Unfunded Status	$(18)	$(95)	$(113)

In fiscal 2016, we made cash contributions totaling approximately $10 million to our foreign pension benefit plans. In fiscal 2017, we expect to make cash contributions of $8 million to our foreign pension plans.

The $57 million of unfunded postretirement benefit plan liabilities is comprised of $37 million for our U.S. and $20 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2016, we paid postretirement benefits of $3 million under our U.S. postretirement plans and $1 million under our foreign postretirement plans. For fiscal 2017, our benefit payments for our postretirement plans are expected to be immaterial.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase Commitments	$217	$182	$172	$136	$107	$1,275	$2,089
Long-term debt	—	250	30	—	—	627	907
Capital lease obligations(2)	2	3	2	2	2	9	20
Fixed interest on long-term debt	32	27	24	23	23	57	186
Operating leases	21	17	13	8	7	56	122
Total	$272	$479	$241	$169	$139	$2,024	$3,324

(1)	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $18 million at September 30, 2016.
(2)	Capital lease obligations include interest.

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

Capital Leases

We have capital lease obligations primarily for certain equipment and buildings. These obligations are payable over the next 15 years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or (liability) position as of September 30, 2016. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. In the fourth quarter of fiscal 2016, we entered into cross currency swaps designated as hedges of our net investments in certain Euro denominated subsidiaries. The following table summarizes the principal terms of our cross currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2016.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2016
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$1 million

In addition, foreign currency exposures also relate to assets and liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to reduce the exposure to foreign currency risk. At September 30, 2016, we had $4 million in net notional foreign currency contracts, which were denominated in Indonesian rupiah and Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2016.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

The primary currencies for which we have exchange rate exposure are the Euro, Japanese Yen, Brazilian Real, and Argentine Peso. In fiscal year 2016, foreign currency translations in the aggregate increased our business segment EBIT by $10 million, the majority of which affected the results of the Reinforcement Materials segment.  The favorable impact was largely from the translation of local currency denominated operating costs to U.S. dollars in Argentina and Brazil, where the average exchange rates devalued versus the U.S. dollar during fiscal 2016. In addition, we recognized a $7 million expense in Other income (expense) in fiscal 2016 from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine Peso and the Brazilian Real during the year.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2016	2015	2014
	(In millions, except per share amounts)
Net sales and other operating revenues	$2,411	$2,871	$3,647
Cost of sales	1,833	2,286	2,926
Gross profit	578	585	721
Selling and administrative expenses	275	282	326
Research and technical expenses	53	58	60
Purification Solutions long-lived assets impairment charge (Note G)	—	210	—
Purification Solutions goodwill impairment charge (Note G)	—	352	—
Income (loss) from operations	250	(317)	335
Interest and dividend income	5	4	3
Interest expense	(54)	(53)	(55)
Other income (expense)	(7)	(11)	25
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	194	(377)	308
(Provision) benefit for income taxes	(34)	45	(92)
Equity in earnings of affiliated companies, net of tax	3	4	—
Income (loss) from continuing operations	163	(328)	216
Income (loss) from discontinued operations, net of tax of $1, $— and $2	1	2	2
Net income (loss)	164	(326)	218
Net income attributable to noncontrolling interests, net of tax of $4, $5 and $5	15	8	19
Net income (loss) attributable to Cabot Corporation	$149	$(334)	$199
Weighted-average common shares outstanding, in millions:
Basic	62.4	63.4	64.4
Diluted	62.9	63.4	65.1
Income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.36	$(5.29)	$3.04
Income (loss) from discontinued operations	$0.02	$0.02	$0.02
Net income (loss) attributable to Cabot Corporation	$2.38	$(5.27)	$3.06
Diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.34	$(5.29)	$3.01
Income (loss) from discontinued operations	$0.02	$0.02	$0.02
Net income (loss) attributable to Cabot Corporation	$2.36	$(5.27)	$3.03
Dividends per common share	$1.04	$0.88	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2016	2015	2014
	(In millions)
Net income (loss)	$164	$(326)	$218
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax benefit of $—, $(3), ($10)	7	(270)	(131)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	(38)	28	(40)
Amortization of net loss and prior service credit included in net periodic pension cost, net of tax	—	3	—
Other comprehensive loss	(31)	(239)	(171)
Comprehensive income (loss)	133	(565)	47
Net income attributable to noncontrolling interests, net of tax	15	8	19
Noncontrolling interests foreign currency translation adjustment	(5)	(4)	(4)
Comprehensive income attributable to noncontrolling interests	10	4	15
Comprehensive income (loss) attributable to Cabot Corporation	$123	$(569)	$32

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2016	2015
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$200	$77
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $7	456	477
Inventories	342	397
Prepaid expenses and other current assets	50	54
Deferred income taxes	41	43
Total current assets	1,089	1,048
Property, plant and equipment	3,433	3,385
Accumulated depreciation	(2,143)	(2,002)
Net property, plant and equipment	1,290	1,383
Goodwill	152	154
Equity affiliates	53	57
Intangible assets, net	140	153
Assets held for rent	97	86
Deferred income taxes	180	152
Other assets	43	42
Total assets	$3,044	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2016	2015
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable	$7	$22
Accounts payable and accrued liabilities	364	389
Income taxes payable	25	28
Deferred income taxes	1	1
Current portion of long-term debt	1	1
Total current liabilities	398	441
Long-term debt	918	970
Deferred income taxes	45	59
Other liabilities	285	240
Redeemable Preferred Stock	26	27
Commitments and contingencies (Note T)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,449,425 and 62,704,966 shares
Outstanding 62,210,711 and 62,458,396 shares	62	63
Less cost of 238,714 and 246,570 shares of common treasury stock	(7)	(8)
Additional paid-in capital	—	—
Retained earnings	1,544	1,478
Accumulated other comprehensive income (loss)	(325)	(299)
Total Cabot Corporation stockholders’ equity	1,274	1,234
Noncontrolling interests	98	104
Total stockholders’ equity	1,372	1,338
Total liabilities and stockholders’ equity	$3,044	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$164	$(326)	$218
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	161	183	201
Long-lived asset impairment charge	23	210	—
Goodwill impairment charge	—	352	—
Deferred tax provision (benefit)	(35)	(86)	8
Gain on existing investment in NHUMO	—	—	(29)
Gain on sale of business	—	—	(4)
Employee benefit plan settlement	—	18	—
Equity in net income of affiliated companies	(3)	(4)	—
Non-cash compensation	17	12	14
Other non-cash expense	5	6	22
Changes in assets and liabilities:
Accounts and notes receivable	25	154	(54)
Inventories	51	58	(56)
Prepaid expenses and other current assets	1	16	2
Accounts payable and accrued liabilities	(27)	(75)	(29)
Income taxes payable	(4)	(21)	15
Other liabilities	(1)	(17)	(14)
Cash dividends received from equity affiliates	9	14	25
Other	6	5	(4)
Cash provided by operating activities	392	499	315
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(112)	(141)	(171)
Proceeds from the sale of land	16	—	—
Proceeds from notes receivable from sale of business	—	—	20
Receipts from notes receivable from sale of business (Note D)	—	—	215
Change in assets held for rent	(8)	(21)	(7)
Cash paid for acquisition of business, net of cash acquired of $7	—	—	(73)
Cash used in investing activities	(104)	(162)	(16)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	—	13
Repayments under financing arrangements	(3)	(3)	(17)
Decrease in notes payable, net	—	—	(4)
Repayments from issuance of commercial paper, net	(12)	(18)	(211)
Proceeds from long-term debt, net of issuance costs	248	—	17
Repayments of long-term debt	(301)	(57)	(23)
Purchases of common stock	(45)	(101)	(18)
Proceeds from sales of common stock	10	6	14
Cash dividends paid to noncontrolling interests	(16)	(27)	(19)
Cash dividends paid to common stockholders	(65)	(56)	(54)
Cash used in financing activities	(184)	(256)	(302)
Effects of exchange rate changes on cash	19	(71)	(25)
Increase (decrease) in cash and cash equivalents	123	10	(28)
Cash and cash equivalents at beginning of year	77	67	95
Cash and cash equivalents at end of year	$200	$77	$67

Income taxes paid	66	78	53
Interest paid	51	42	47

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Non- controlling	Total Stockholders’
2014	Shares	Cost	Capital	Earnings	Benefits	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2013	63,971	$56	$39	$1,755	$(2)	$103	$1,951	$132	$2,083
Net income attributable to Cabot Corporation				199			199		199
Net income attributable to non-controlling interests								19	19
Total other comprehensive loss						(167)	(167)	(4)	(171)
Noncontrolling interest—other								(1)	(1)
Noncontrolling interest—dividends								(24)	(24)
Cash dividends paid to common stockholders				(54)			(54)		(54)
Issuance of stock under employee compensation plans	758	1	13				14		14
Amortization of share-based compensation			14				14		14
Purchase and retirement of common stock	(346)		(17)				(17)		(17)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					2		2		2
Balance at September 30, 2014	64,383	$57	$49	$1,900	$—	$(64)	$1,942	$122	$2,064

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Non- controlling	Total Stockholders’
2015	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2014	64,383	$57	$49	$1,900	$(64)	$1,942	$122	$2,064
Net loss attributable to Cabot Corporation				(334)		(334)		(334)
Net income attributable to non-controlling interests							8	8
Total other comprehensive loss					(235)	(235)	(4)	(239)
Noncontrolling interest—dividends							(22)	(22)
Cash dividends paid to common stockholders				(56)		(56)		(56)
Issuance of stock under employee compensation plans	450	—	6			6		6
Amortization of share-based compensation			12			12		12
Purchase and retirement of common stock	(2,375)	(2)	(67)	(32)		(101)		(101)
Balance at September 30, 2015	62,458	$55	$—	$1,478	$(299)	$1,234	$104	$1,338

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Non- controlling	Total Stockholders’
2016	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2015	62,458	$55	$—	$1,478	$(299)	$1,234	$104	$1,338
Net income attributable to Cabot Corporation				149		149		149
Net income attributable to non-controlling interests							15	15
Total other comprehensive loss					(26)	(26)	(5)	(31)
Noncontrolling interest—dividends							(16)	(16)
Cash dividends paid to common stockholders				(65)		(65)		(65)
Issuance of stock under employee compensation plans	737	1	9			10		10
Amortization of share-based compensation			17			17		17
Purchase and retirement of common stock	(984)	(1)	(26)	(18)		(45)		(45)
Balance at September 30, 2016	62,211	$55	$—	$1,544	$(325)	$1,274	$98	$1,372

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2016, has determined that they are readily convertible to cash.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At September 30, 2016 and 2015, Cabot had equity affiliate investments of $53 million and $57 million, respectively. Dividends declared and received from these investments were $9 million, $14 million and $25 million in fiscal 2016, 2015 and 2014, respectively.

All investments in marketable securities are classified as available-for-sale and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of Other comprehensive income within stockholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. The Company’s investment in marketable securities was immaterial as of both September 30, 2016 and 2015.

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

When the Company performed its annual goodwill impairment test in the third quarter of fiscal 2015, the fair value of the Purification Solutions reporting unit was less than its carrying amount and the Company recorded impairment charges as a result. A discussion of this assessment and the charges recorded is included under Note G.

Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2016, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values.  The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 9% at that time. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) further growth in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under the Mercury and Air Toxics Standards (“MATS”) and (2) growth in demand for activated carbon products in other applications, while meeting the Company’s margin expectations. Realizing these assumptions is generally driven by the macroeconomic environment, environmental regulations, and global and regional competition.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset. Refer to Note G regarding the results of the impairment test performed in 2015 on the long-lived assets of the Purification Solutions segment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are between twenty and twenty-five years, ten and twenty-five years, and three and twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets and resulting gains or losses are included in earnings in the Consolidated Statements of Operations. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2016, 2015 and 2014, Cabot capitalized $1 million, less than $1 million and $3 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Assets Held for Rent

Assets held for rent represent Specialty Fluids cesium formate product that is available to customers in the normal course of business and at September 30, 2016 and 2015 also include $10 million and $11 million, respectively, of ore that has been mined and will be converted into cesium formate. Assets held for rent are stated at average cost.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. The ARO reserves were $22 million and $20 million at September 30, 2016 and 2015, respectively, and are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are included as a separate component of Accumulated other comprehensive income (loss) within stockholders’ equity.

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive income (loss). In fiscal 2016, 2015 and 2014, net foreign currency transaction losses of $7 million, $8 million, and $2 million, respectively, are included in Other income (expense) in the Consolidated Statements of Operations.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of fixed rate long-term debt, which is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform and the Company’s own credit risk.

Cabot uses derivative financial instruments primarily for purposes of hedging the exposures to fluctuations in foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into derivative contracts for speculative purposes, nor does it hold or issue any derivative contracts for trading purposes. All derivatives are recognized on the Consolidated Balance Sheets at fair value. Where Cabot has a legal right to offset derivative settlements under a master netting agreement with a counterparty, derivatives with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or Accumulated other comprehensive income (loss), depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in Accumulated other comprehensive income (loss) are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments

	Years ended September 30
	2016	2015	2014
Reinforcement Materials	48%	54%	59%
Performance Chemicals	37%	33%	29%
Purification Solutions	13%	11%	9%
Specialty Fluids	2%	2%	3%

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

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 102 million Chinese Renminbi (“RMB”) ($15 million) and 95 million RMB ($15 million) as of September 30, 2016 and 2015, respectively, and are included in Accounts and notes receivable on the Company’s Consolidated Balance Sheets. Cabot periodically sells a portion of these bank notes and other customer receivables at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with these notes or other customer receivables after the sale. The difference between the proceeds from the sale and the carrying value of these assets is recognized as a loss on the sale of receivables and is included in Other income (expense) in the accompanying Consolidated Statements of Operations. During fiscal 2016, 2015 and 2014, the Company recorded charges of $1 million, $3 million, and $3 million, respectively, for the sale of these assets.

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

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs by requiring debt issuance costs to be presented as a reduction of the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years and early adoption is permitted. The Company adopted this standard on October 1, 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows such as distributions received from equity method investees, proceeds from settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance.  The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years and early adoption is permitted.  The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

Note C. Acquisition of NHUMO

In November 2013, the Company purchased all of Grupo KUO S.A.B. de C.V.’s (KUO) common stock in the former NHUMO joint venture, which represented approximately 60% of the outstanding common stock of the joint venture. Prior to this transaction, the Company owned approximately 40% of the outstanding common stock of NHUMO, and the NHUMO entity was accounted for as an equity affiliate of the Company. Upon acquisition, the Company began consolidating NHUMO into its consolidated financial statements.

At the close of the transaction, the Company paid KUO $80 million in cash and NHUMO issued redeemable preferred stock to KUO with a redemption value of $25 million. The preferred stock accumulates dividends at a fixed rate of 6% annually and is redeemable at the option of KUO or the Company for $25 million starting in November 2018 or upon the occurrence of certain other conditions. Annual payment by NHUMO of the dividends is contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The minimum EBITDA was achieved in 2014, 2015 and 2016. A dividend payment of $1.5 million was made in both December 2015 and 2014. A dividend payment of $1.5 million is due in December 2016. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long-term liability. Prior to closing, the Company received a $14 million dividend from NHUMO.

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

As a result of the acquisition, the Company recorded a gain of $29 million for the difference between the carrying value and the fair value of the previously held equity interest in NHUMO, which was included in Other income (expense) in the first quarter of fiscal 2014. The fair value of $54 million for the previously held equity interest was determined based on the fair value of Cabot’s pre-existing interest in NHUMO as adjusted for a control premium derived from synergies gained as a result of the Company obtaining control of NHUMO.

As part of the purchase price allocation, the Company determined that a separately identifiable intangible asset was customer relationships in the amount of $63 million, which is being amortized over a period of 20 years. The Company estimated the fair value of the identifiable acquisition-related intangible asset based on projections of cash flows that will arise from the asset. The projected cash flows were discounted to determine the fair value of the asset at the date of acquisition. The determination of the fair value of the intangible asset acquired required the use of significant judgment with regard to assumptions in the discounted cash flow model used.

The fair value of the redeemable preferred stock was determined based on a discounted cash flow model, using the expected timing of the cash flows and an appropriate discount rate.

The excess of the purchase price, which includes the cash consideration paid and the fair values of redeemable preferred stock and the previously held equity interest in NHUMO, over the fair value of the tangible net assets and intangible asset acquired, was recorded as goodwill. The goodwill recognized was attributable to the expected growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition was not deductible for tax purposes.

Note D. Discontinued Operations

In January 2012, the Company sold its Supermetals business to Global Advanced Metals Pty Ltd., an Australian company, and in July 2014, the Company sold its Security Materials business to SICPA SA. The Consolidated Statements of Operations for all periods presented have been recast to reflect the Security Materials business in discontinued operations. Both businesses are reflected in discontinued operations in the Consolidated Statements of Operations for all periods presented. In fiscal 2014, Cabot received the final payment related to the sale of the Supermetals business in the amount of $215 million.

During fiscal years 2016, 2015, and 2014, Cabot recorded $1 million, $2 million, and $2 million, respectively, of income from discontinued operations related to sales of businesses that occurred in prior years.

Note E. Inventories

Inventories, net of LIFO, obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2016	2015
	(Dollars in millions)
Raw materials	$66	$69
Work in process	1	1
Finished goods	237	287
Other	38	40
Total	$342	$397

Inventories valued under the LIFO method comprised approximately 8% and 6% of total inventories at September 30, 2016 and 2015, respectively. At September 30, 2016 and 2015, the LIFO reserve was $27 million and $30 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2015, inventory quantities carried on a LIFO basis were decreased at the Company’s U.S. carbon black sites. These reductions led to liquidations of LIFO inventory quantities and resulted in an increase of Cost of sales of $1 million and a decrease in consolidated Net income of $1 million ($0.01 per diluted common share). No such reductions occurred in fiscal 2016 or 2014.

Cabot reviews inventory for both obsolescence and loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. Total inventory reserves were $20 million as of both September 30, 2016 and 2015.  During fiscal year 2015, the Company recorded a lower of cost or market reserve in the amount of $6 million related to its Purification Solutions inventory held in Marshall, Texas. As of September 30, 2016, the remaining balance of this reserve is $5 million.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2016	2015
	(Dollars in millions)
Land and land improvements	$150	$154
Buildings	512	509
Machinery and equipment	2,446	2,391
Other	237	225
Construction in progress	88	106
Total property, plant and equipment	3,433	3,385
Less: accumulated depreciation	(2,143)	(2,002)
Net property, plant and equipment	$1,290	$1,383

Depreciation expense was $154 million, $169 million and $184 million for fiscal 2016, 2015 and 2014, respectively.

Note G. Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During the third quarter of fiscal 2015 and as a result of the impairment tests performed on goodwill and long-lived assets of the Purification Solutions reporting unit, the Company recorded impairment charges and an associated tax benefit in the Consolidated Statements of Operations as follows:

Year Ended
September 30, 2015
(Dollars in millions)
Purification Solutions goodwill impairment charge	$352
Purification Solutions long-lived assets impairment charge	210
Benefit for income taxes	(80)
Impairment charges, after tax	$482

In determining the fair value of the Purification Solutions reporting unit, the Company used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods, including the timing of the MATS implementation, the anticipated size of the mercury removal industry, and growth rates and pricing assumptions of activated carbon, among others. In addition, an estimate of the reporting unit’s weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present value. The WACC was based upon externally available data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to the Purification Solutions reporting unit. Based on these estimates and as part of step one of the annual impairment test, the Company determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. As such, the reporting unit failed step one of the goodwill impairment test. The Company then proceeded to step two.

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

Based on the same factors leading to the goodwill impairment, the Company also considered whether the reporting unit's carrying values of definite-lived intangible assets and property, plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. The Company used the income approach to determine the fair value of the indefinite-lived intangible assets, which are the trademarks of Purification Solutions, and determined that the fair value of these intangible assets was lower than their carrying value. As such, an impairment loss was recorded in the amount of $39 million. Subsequent to this impairment analysis, the Company concluded that such assets no longer had an indefinite life and began amortizing these assets over their estimated useful life.  The Company also performed an impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable based on the estimated undiscounted cash flows of the reporting unit, and determined that these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, an impairment charge was recorded based on the lower of the carrying amount or fair value of the long-lived assets. The Company used the income approach to determine the fair value of the definite-lived intangible assets and a combination of the cost and market approaches to fair value its property, plant and equipment. The Company recorded impairment charges of $119 million and $51 million, to its definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended June 30, 2015. The Company completed the impairment analysis in the fourth quarter of fiscal 2015 which resulted in increasing the property, plant and equipment impairment charge by $1 million to $52 million. Therefore, for the year ended September 30, 2015, the long-lived assets impairment charge was $210 million.

In connection with the long-lived assets impairment charges, the Company recorded a deferred tax benefit of $80 million to its income tax provision in fiscal 2015.

Note H. Goodwill and Intangible Assets

Cabot had goodwill balances of $152 million and $154 million at September 30, 2016 and September 30, 2015, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended September 30, 2016 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2015	$55	$9	$90	$154
Foreign currency impact	(3)	—	1	(2)
Balance at September 30, 2016	$52	$9	$91	$152

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Accumulated impairment losses at September 30, 2015	$—	$—	$(352)	$(352)
Accumulated impairment losses at September 30, 2016	$—	$—	$(352)	$(352)

The following table provides information regarding the Company’s intangible assets:

	September 30, 2016			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technologies	$48	$(4)	$44	$48	$(1)	$47
Trademarks	16	(1)	15	16	—	16
Customer relationships	90	(9)	81	96	(6)	90
Total intangible assets	$154	$(14)	$140	$160	$(7)	$153

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the years ended September 30, 2016, 2015 and 2014 was $7 million, $14 million and $17 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

Note I. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2016	2015
	(Dollars in millions)
Accounts payable	$259	$274
Accrued employee compensation	42	34
Other accrued liabilities	63	81
Total	$364	$389

Other long-term liabilities consist of the following:

	September 30
	2016	2015
	(Dollars in millions)
Employee benefit plan liabilities	$173	$138
Non-current tax liabilities	19	17
Other accrued liabilities	93	85
Total	$285	$240

Note J. Debt and Other Obligations

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2016	2015
	(Dollars in millions)
Variable Rate Debt:
Revolving Credit Facility, expires 2021	$—	$—
Total variable rate debt	—	—
Fixed Rate Debt:
5% Notes	$—	$300
2.55% Notes due 2018	250	250
3.7% Notes due 2022	350	350
3.4% Notes due 2026	250	—
Medium Term Notes:
Notes due 2019, 7.42%	30	30
Notes due 2022, 8.35%—8.47%	15	15
Notes due 2028, 6.57%—7.28%	8	8
Total Medium Term Notes	$53	$53
Chinese Renminbi Debt, due 2017, 6.15%	4	5
Total fixed rate debt	907	958
Capital lease obligations, due through 2031	13	14
Unamortized debt discount	(1)	(1)
Total debt	919	971
Less current portion of long-term debt	(1)	(1)
Total long-term debt	$918	$970

Revolving Credit Facility—The amount available for borrowing under the revolving credit agreement, after consideration of letters of credit and commercial paper outstanding, was $1 billion as of September 30, 2016. The revolving credit agreement, which matures on October 23, 2020, subject to two one-year options to extend on the first and second anniversaries of the effective date, supports the Company’s commercial paper program. Borrowings may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (consolidated total debt to consolidated EBITDA, as defined in the credit agreement) and events of default customary for financings of this type.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million and $5 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of September 30, 2016 and September 30, 2015, respectively. The Company has the ability and intent to renew the Chinese Renminbi Debt to extend the maturity date beyond 2017 and therefore continues to classify the debt as long-term.

5% Notes—In fiscal 2009, Cabot issued $300 million in registered notes with a coupon of 5% and a maturity date of October 1, 2016. Cabot redeemed these notes effective September 27, 2016.  These notes were unsecured and paid interest on April 1 and October 1. The net proceeds of this offering were $296 million after deducting discounts and issuance costs. The discount of approximately $2 million was recorded at issuance and was amortized over the life of the notes.

2.55% Notes due fiscal 2018—In July 2012, Cabot issued $250 million in registered notes with a coupon of 2.55% that mature on January 15, 2018. These notes are unsecured and pay interest on January 15 and July 15. The net proceeds of this offering were $248 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

3.7% Notes due fiscal 2022—In July 2012, Cabot issued $350 million in registered notes with a coupon of 3.7% that mature on July 15, 2022. These notes are unsecured and pay interest on January 15 and July 15. The net proceeds of this offering were $347 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

3.4% Notes due fiscal 2026—In September 2016, Cabot issued $250 million in registered notes with a coupon of 3.4% that mature on September 15, 2026.  These notes are unsecured and pay interest on March 15 and September 15.  The net proceeds of this offering were $248 million after deducting discounts and issuance costs.  The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

Medium Term Notes—At both September 30, 2016 and 2015, there were $53 million of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 5 years with a weighted average interest rate of 7.65%.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment and buildings with a recorded value of $13 million and $14 million at September 30, 2016 and 2015, respectively. Cabot will make payments totaling $20 million over the next 15 years, including $7 million of imputed interest. At September 30, 2016 and 2015, the original cost of capital lease assets was $18 million and $20 million, respectively, and the associated accumulated depreciation of assets under capital leases was $10 million and $9 million at September 30, 2016 and 2015, respectively. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2017 through 2021 and thereafter are as follows:

Fiscal Years Ending September 30,	Principal Payments on Long-Term Debt	Payments on Capital Lease Obligations	Total
	(Dollars in millions)
2017	$—	$2	$2
2018	250	3	253
2019	30	2	32
2020	—	2	2
2021	—	2	2
Thereafter	627	9	636
Less: Interest	—	(7)	(7)
Total	$907	$13	$920

Standby letters of credit—At September 30, 2016, the Company had provided standby letters of credit that were outstanding and not drawn totaling $16 million, which expire through fiscal 2017.

Short-term Obligations

Short-term Notes Payable—The Company had unsecured notes with maturities of less than one year of $7 million and $22 million as of September 30, 2016 and 2015, respectively. The weighted-average interest rate on short-term notes payable, including commercial paper, was 9.5% and 4.6% as of September 30, 2016 and 2015, respectively.

The Company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding and the amounts borrowed under the revolving credit facility may not exceed the borrowing capacity of $1 billion under the revolving credit facility. The proceeds from the issuance of the commercial paper have been used for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The revolving credit facility is available to repay the outstanding commercial paper, if necessary.

The outstanding balance of commercial paper, included within the Notes payable caption on the Consolidated Balance Sheets, was $12 million as of September 30, 2015 bearing a weighted-average interest rate of 0.36% with a weighted-average maturity of 1 day. There was no outstanding balance of commercial paper as of September 30, 2016

Note K. Financial Instruments and Fair Value Measurements

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during fiscal 2016 or 2015.

At September 30, 2016 Cabot has derivatives relating to foreign currency risks carried at fair value and included in Prepaid expenses and other current assets and Other assets of $1 million. At September 30, 2015 derivatives relating to foreign currency risks carried at fair value were immaterial and were presented in Prepaid expenses and other current assets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At September 30, 2016 and 2015, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $12 million for each period. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At September 30, 2016 and 2015, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.91 billion and $0.98 billion, respectively, as of September 30, 2016. The carrying value and fair value of the long-term fixed rate debt were $0.96 billion and $1.02 billion, respectively, as of September 30, 2015. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2016.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both September 30, 2016 and 2015, there were no derivatives held to manage interest rate risk.

Foreign Currency Risk Management

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Cabot endeavors to match the currency in which debt is issued to the currency of the Company’s major, stable cash receipts. In some situations Cabot has issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange the dollar principal and interest payments into Euro denominated principal and interest payments.

Additionally, the Company has foreign currency exposure arising from its net investments in foreign operations. Cabot may enter into cross currency swaps to mitigate the impact of currency rate changes on the Company’s net investments.

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

The following table provides details of the derivatives held as of September 30, 2016 and 2015 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2016	September 30, 2015	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	—	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 4 million	USD 2 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Indonesian rupiah, Czech koruna, and British pound sterling.

Accounting for Derivative Instruments and Hedging Activities

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Cabot or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows.

Fair Value Hedge

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current period earnings.

Cash Flow Hedge

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in Accumulated other comprehensive income (loss) while changes in the ineffective portion are reported in earnings. Effectiveness is assessed based on the hypothetical derivative method.  There was no ineffectiveness for the year ended September 30, 2016.  The gains or losses on derivative instruments reported in Accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

During the fourth quarter of fiscal 2016, the Company entered into cross currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements periodically occur for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026 under these cross currency swaps. As of September 30, 2016, the fair value of and cumulative gain related to these swaps was $1 million and was included in Other assets and Accumulated other comprehensive income (loss), respectively, on the Consolidated Balance Sheet. There were no gains or losses reclassified from Accumulated other comprehensive income (loss) into earnings during fiscal 2016.

Other Derivative Instruments

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes, which may include cross currency swaps, foreign currency forward contracts and commodity derivatives. For cross currency swaps and foreign currency forward contracts not designated as hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

During fiscal 2015 and 2014, there were no derivatives designated as hedges.

At both September 30, 2016 and 2015, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Note M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2016, these subsidiaries carried the operating affiliate investment of $14 million.

During fiscal 2016, 2015 and 2014, the Company received dividends in the amounts of $2 million, $6 million and $5 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The exchange rate made available to us as of September 30, 2016 was 656 bolivars to the U.S. dollar. The operating affiliate and the Company’s wholly-owned subsidiaries remeasured their bolivar denominated monetary accounts to reflect the current rate.  During fiscal 2016, the exchange rate devalued from 52 bolivars to the U.S. dollar to 656 bolivars to the U.S. dollar. The impact of the exchange rate devaluations on the operating affiliate and the Company’s wholly-owned subsidiaries’ results was a net gain of less than $1 million during 2016.

The operating entity has generally been profitable. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment. Any future change in the exchange rate made available to the Company could cause the Company to change the exchange rate it uses and result in gains or losses on the bolivar denominated assets held by its operating affiliate and wholly-owned subsidiaries.

Note N. Employee Benefit Plans

The information below provides detail concerning the Company’s benefit obligations under the defined benefit and postretirement benefit plans it sponsors.

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $175 million for the U.S. defined benefit plans and $373 million for the foreign plans as of September 30, 2016 and $170 million for the U.S. defined benefit plans and $326 million for the foreign plans as of September 30, 2015.

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Prior to January 2014, one of these plans included an Employee Stock Ownership Plan (“ESOP”) component, which is described below. Cabot recognized expenses related to these plans, not including the expenses related to the ESOP, of $17 million in fiscal 2016, $20 million in fiscal 2015 and $14 million in fiscal 2014.

Employee Stock Ownership Plan

In the first quarter of fiscal 2014, all shares that remained available for distribution under the ESOP were allocated to participant accounts and no further contributions under the plan have been or will be made. Compensation expense related to the ESOP, which is based on the fair value of the shares on the date of allocation, was $1 million in fiscal 2014.

The following provides information about benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$170	$348	$173	$491	$38	$15	$50	$17
Service cost	1	8	1	9	—	—	—	—
Interest cost	4	8	7	11	1	1	2	1
Plan participants’ contribution	—	2	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(9)	—	(45)	—	(1)	—	(2)
(Gain) Loss from changes in actuarial assumptions and plan experience	14	62	3	(23)	1	5	1	(1)
Benefits paid(1)	(7)	(14)	(13)	(13)	(3)	—	(4)	—
Settlements or curtailments(2)	(6)	(4)	—	(85)	—	—	—	—
Plan amendments	—	—	—	—	—	—	(11)	—
Other	(1)	(1)	(1)	1	—	—	—	—
Benefit obligation at end of year	$175	$400	$170	$348	$37	$20	$38	$15

	Years Ended September 30
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$153	$279	$167	$388	$—	$—	$—	$—
Actual return on plan assets	18	43	(1)	11	—	—	—	—
Employer contribution	—	10	1	10	3	1	4	—
Plan participants’ contribution	—	2	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(11)	—	(34)	—	—	—	—
Benefits paid(1)	(7)	(14)	(13)	(13)	(3)	(1)	(4)	—
Settlements	(6)	(3)	—	(85)	—	—	—	—
Expenses paid from assets	(1)	(1)	(1)	—	—	—	—	—
Fair value of plan assets at end of year	$157	$305	$153	$279	$—	$—	$—	$—
Funded status	$(18)	$(95)	$(17)	$(69)	$(37)	$(20)	$(38)	$(15)
Recognized liability	$(18)	$(95)	$(17)	$(69)	$(37)	$(20)	$(38)	$(15)

(1)	Included in this amount are $5 million and $6 million that the Company paid directly to the participants in its defined benefit plans in fiscal 2016 and 2015, respectively.
(2)

The $10 million settlements and curtailments amount in 2016 was a result of global restructuring activities. The $85 million settlements amount in 2015 primarily reflects the transfer of certain plan assets and obligations to a third party, as discussed under Curtailments and Settlements of Employee Benefit Plans.

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	Assumptions as of September 30
	2016		2015		2014
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.4%	1.8%	4.2%	2.9%	4.0%	3.0%
Rate of increase in compensation	N/A	2.8%	N/A	2.8%	N/A	2.8%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	4.2%	2.9%	4.0%	3.0%	4.5%	3.8%
Discount rate - service cost	N/A	2.8%	N/A	3.0%	N/A	3.8%
Discount rate - interest cost	3.3%	2.4%	4.0%	3.0%	4.5%	3.8%
Expected long-term rate of return on plan assets	7.5%	5.1%	7.5%	5.4%	7.8%	5.3%
Rate of increase in compensation	N/A	2.8%	N/A	2.8%	3.0%	3.1%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	Assumptions as of September 30
	2016		2015		2014
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.0%	2.8%	3.7%	3.9%	3.8%	3.9%
Initial health care cost trend rate	7.0%	6.1%	6.5%	6.8%	7.0%	7.1%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	3.7%	3.9%	3.8%	3.9%	4.0%	4.4%
Discount rate - service cost	3.4%	4.1%	3.8%	3.9%	4.0%	4.4%
Discount rate - interest cost	2.8%	3.7%	3.8%	3.9%	4.0%	4.4%
Initial health care cost trend rate	6.5%	6.8%	7.0%	7.1%	7.5%	7.5%

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

	Years Ended September 30
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets:
Noncurrent assets	$—	$8	$—	$5	$—	$—	$—	$—
Current liabilities	—	(1)	(1)	(1)	(3)	(1)	(4)	—
Noncurrent liabilities	(18)	(102)	(16)	(73)	(34)	(19)	(34)	(15)

Amounts recognized in Accumulated other comprehensive income (loss) at September 30, 2016 and 2015 were as follows:

	Years Ended September 30
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial (gain) loss	$12	$92	$5	$65	$(4)	$6	$(6)	$1
Net prior service credit	—	(1)	—	(1)	(7)	—	(11)	—
Balance in accumulated other comprehensive income (loss), pretax	$12	$91	$5	$64	$(11)	$6	$(17)	$1

In fiscal 2017, the Company expects an estimated net loss of $5 million will be amortized from Accumulated other comprehensive income (loss) to net periodic benefit cost. In addition, the Company expects prior service credits of $3 million for other postretirement benefits will be amortized from Accumulated other comprehensive income (loss) to net periodic benefit costs in fiscal 2017.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2017 to 2026:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2017	13	12	4	—
2018	11	13	3	1
2019	11	12	3	1
2020	11	12	3	1
2021	11	14	3	1
2022-2026	52	80	13	4

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be insignificant in fiscal 2017. The Company expects to contribute $8 million to its foreign pension plans in fiscal 2017.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2016		2015		2014		2016		2015		2014
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$8	$1	$9	$2	$9	$—	$—	$—	$—	$—	$—
Interest cost	4	8	7	11	7	16	1	1	2	1	2	1
Expected return on plan assets	(10)	(14)	(11)	(14)	(10)	(19)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	3	—	—	(3)	—	(4)	—	(3)	—
Net losses	—	3	—	4	—	3	—	—	—	—	—	—
Settlements or Curtailments cost	—	1	—	18	—	—	(1)	—	—	—	—	—
Net periodic (benefit) cost	$(5)	$6	$(3)	$31	$(1)	$9	$(3)	$1	$(2)	$1	$(1)	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Years Ended September 30
	2016		2015		2014		2016		2015		2014
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net (gains) losses	$7	$31	$14	$(8)	$(4)	$50	$2	$5	$1	$—	$(4)	$—
Prior service (credit) cost	—	—	—	(2)	—	—	—	—	(11)	—	3	—
Amortization of prior service credit	—	—	—	—	—	—	3	—	—	—	—	—
Amortization of prior unrecognized loss	—	(3)	—	(4)	—	(3)	—	—	4	—	—	—
Other	—	(1)	—	(27)	—	(1)	1	—	—	—	—	—
Total other comprehensive (income) loss (1)	$7	$27	$14	$(41)	$(4)	$46	$6	$5	$(6)	$—	$(1)	$—
(1)

The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax benefit of $7 million, tax provision of $5 million, and tax benefit of $1 million for fiscal years 2016, 2015, and 2014, respectively.

Curtailments and Settlements of Employee Benefit Plans

In recent years, the Company incurred curtailments and settlements of certain of its employee benefit plans. Associated with these curtailments and settlements, the Company recognized net losses of less than $1 million, $17 million, and less than $1 million in fiscal 2016, 2015 and 2014, respectively.

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

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2016 weighted-average assumed health care cost trend rate is 6.5% for U.S. plans and 6.8% for foreign plans. A one percentage point change in the 2016 assumed health care cost trend rate would have an immaterial impact to the aggregate of the service and interest cost components of the net periodic postretirement benefit and would have the following effect on the postretirement benefit obligation:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$4	$—	$(3)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2016 and 2015, by asset category, are as follows:

	Pension Assets
	September 30
	2016		2015
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	50%	39%	55%	39%
Debt securities	50%	53%	45%	54%
Cash and other securities	—	8%	—	7%
Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plans is 50% in equity and 50% in fixed income and for the foreign plans is 38% in equity, 54% in fixed income, 3% in real estate and 5% in cash and other securities.

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

The fair value of the Company’s pension plan assets at September 30, 2016 and 2015 by asset category is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	2016		Total	2015		Total
Asset Category:
Cash	$1	$—	$1	$1	$—	$1
Direct investments:
U.S. equity securities	18	—	18	22	—	22
Total direct investments	18	—	18	22	—	22
Investment funds:
Equity funds(1)	59	119	178	60	108	168
Fixed income funds(2)	79	162	241	70	150	220
Real estate funds(3)	1	8	9	—	9	9
Cash equivalent funds	—	1	1	—	1	1
Total investment funds	139	290	429	130	268	398
Alternative investments:
Insurance contracts(4)	—	14	14	—	11	11
Total alternative investments	—	—	—	—	11	11
Total pension plan assets	$158	$304	$462	$153	$279	$432

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

(4)	Insurance contracts held by the Company’s non-U.S. plans are issued by well-known, highly rated insurance companies.

Note O. Stock-Based Compensation

The Company has established equity compensation plans that provide stock-based compensation to eligible employees. The 2009 Long-Term Incentive Plan (the “2009 Plan”), which was approved by Cabot’s stockholders on March 12, 2009 and amended on March 8, 2012, authorized the issuance of approximately 8.9 million shares of common stock. This is the Company’s only equity incentive plan under which awards may currently be made to employees.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The awards made in fiscal 2016, 2015 and 2014 under the 2009 Plan consist of grants of stock options, time-based restricted stock units, performance-based restricted stock units, and restricted stock units that will be settled in cash. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement (threshold, target or maximum performance) of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

As of September 30, 2016, there were 22,305 outstanding time-based and performance-based restricted stock units which will be settled by the payment of cash, assuming unbanked awards will be settled at target performance. Compensation expense related to these awards is remeasured throughout the vesting period and until ultimate settlement of the award. Cumulative compensation expense and the associated liability is recorded equal to the fair value of Cabot common stock multiplied by the applicable vesting percentage. The Company recorded liabilities associated with these cash settled awards of less than $1 million and $1 million at September 30, 2016 and 2015, respectively.

Stock-based employee compensation expense was $10 million, $8 million and $9 million, after tax, for fiscal 2016, 2015 and 2014, respectively. The expense recognized in fiscal 2016 includes a $5 million charge recorded in connection with the modification of the outstanding equity awards held by the Company’s prior CEO under the terms of his transition and separation agreement with the Company.

The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2016, 2015 and 2014 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	2016	2015	2014
	(Dollars in millions)
Cost of sales	$1	$4	$5
Selling and administrative expenses	15	7	8
Research and technical expenses	1	1	1
Stock-based compensation expense	17	12	14
Income tax benefit	(7)	(4)	(5)
Net stock-based compensation expense	$10	$8	$9

As of September 30, 2016, Cabot has $14 million and $2 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of 1.4 years and 1.0 year for restricted stock units and options, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2016:

	Stock Options			Restricted Stock Units
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2015	1,510	$33.91	$11.65	735	$43.84
Granted	385	40.35	11.12	442	40.51
Performance-based adjustment(2)	—	—	—	(27)	45.44
Exercised / Vested	(339)	23.03	6.80	(335)	39.28
Cancelled / Forfeited	(34)	42.33	13.49	(83)	45.10
Outstanding at September 30, 2016	1,522	37.72	12.53	732	43.54
Exercisable at September 30, 2016	1,134	35.93
Vested and expected to vest(3)	1,515	37.69

(1)

The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)	Represents the net number of performance based restricted stock units cancelled based on the Company’s actual performance against performance targets applicable to outstanding restricted stock units.
(3)	Stock options vested and expected to vest in the future, net of estimated forfeitures, have a weighted average remaining contractual life of 5.18 years.

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2016:

	Total Options Outstanding	Exercisable Options	Vested and Expected to Vest
Aggregate Intrinsic Value (in millions of dollars)	$22	$19	$22
Weighted Average Remaining Contractual Term (in years)	6.60	4.01	5.18

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $52.41 on September 30, 2016, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

The intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $8 million, $2 million and $12 million, respectively, and the Company received cash of $8 million, $4 million and $9 million, respectively, from these exercises.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2016, 2015 and 2014 was $11.12, $15.68, and $18.36 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2016	2015	2014
Expected stock price volatility	33%	41%	45%
Risk free interest rate	2.0%	2.0%	1.9%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.20	$0.88	$0.80

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2016, 2015 and 2014 was $40.51, $45.85, and $47.63, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) that vested during fiscal 2016, 2015 and 2014 were $15 million, $14 million and $17 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 143,000 and 150,000 shares of Cabot common stock as of September 30, 2016 and 2015, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2016 and 2015, is reflected in other long-term liabilities and marked-to-market quarterly.

Note P. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Cost of sales	$33	$10	$12
Selling and administrative expenses	9	11	17
Research and development expenses	5	—	—
Total	$47	$21	$29

Details of these restructuring activities and the related reserves for fiscal 2016, 2015, and 2014 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Non-Cash Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2013	$7	$2	$—	$—	$1	$10
Charges	18	1	4	1	5	29
Costs charged against liabilities (assets)	—	—	(4)	—	—	(4)
Cash paid	(8)	(1)	—	(1)	(5)	(15)
Foreign currency translation adjustment	(1)	—	—	—	—	(1)
Reserve at September 30, 2014	$16	$2	$—	$—	$1	$19
Charges	9	—	5	—	7	21
Costs charged against liabilities (assets)	—	—	(5)	—	—	(5)
Cash paid	(18)	—	—	—	(6)	(24)
Foreign currency translation adjustment	(2)	—	—	—	—	(2)
Reserve at September 30, 2015	$5	$2	$—	$—	$2	$9
Charges	28	—	23	(9)	5	47
Costs charged against liabilities (assets)	—	—	(23)	(7)	—	(30)
Cash (paid) received	(30)	—	—	16	(7)	(21)
Foreign currency translation adjustment	—	—	—	—	—	—
Reserve at September 30, 2016	$3	$2	$—	$—	$—	$5

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.   Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

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

The Company has recorded pre-tax cash charges of approximately $29 million for the year ended September 30, 2016 related to this plan.  The Company expects to record additional pre-tax cash charges of approximately $1 million related to these actions. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs.

Cumulative net cash outlays related to these actions are expected to be approximately $30 million, comprised of severance, employee benefits and other transition costs.  Through September 30, 2016, the Company has made $27 million in cash payments related to this plan comprised of severance payments of $23 million and $4 million for other transition costs and expects to make additional cash payments of $3 million comprised mainly of severance and other transition costs.

The actions related to this plan are expected to be substantially complete by the end of fiscal 2017.

As of September 30, 2016, Cabot has $2 million of accrued restructuring costs in the Consolidated Balance Sheet related to these actions, which is mainly comprised of accrued severance charges.

Additionally, on November 11, 2015, the Company announced that it had committed to a plan to close its carbon black manufacturing facility in Merak, Indonesia. The decision to close this plant and to consolidate production in Asia using the Company’s Cilegon, Indonesia and other Asian and global carbon black production sites to meet regional demand was driven by the financial performance at the Merak facility in the past several years. Manufacturing operations ceased at the end of January 2016 and approximately 50 employees were affected.

The Company has recorded pre-tax charges of $25 million in the year ended September 30, 2016, comprised of $22 million of non-cash asset impairments and accelerated depreciation and $3 million of cash costs for severance and other transition related costs.

Future anticipated cash site closure costs for the Merak facility, comprised mainly of site demolition, clearing and environmental remediation charges, and other miscellaneous costs, are expected to total approximately $3 million in fiscal 2017 when these activities are expected to be substantially complete.

Net cash outlays related to this closure are expected to be approximately $5 million, comprised of $3 million of site demolition, clearing and environmental remediation costs, $2 million of severance payments, and less than $1 million for other charges.  Through September 30, 2016, the Company has made $2 million in cash payments related to this plan, mainly for severance and other miscellaneous charges and expects to pay an additional $3 million in fiscal 2017 mainly for site demolition, clearing and environmental remediation costs.

As of September 30, 2016, Cabot has approximately $1 million of accrued severance costs in the Consolidated Balance Sheet related to the Merak facility closure.

Details of the 2016 restructuring activities, including the Merak facility closure, for the year-end September 30, 2016 are shown below:

	Severance and Employee Benefits	Non-Cash Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2015	$—	$—	$—	$—
Charges	28	22	4	54
Costs charged against liabilities (assets)	—	(22)	—	(22)
Cash paid	(25)	—	(4)	(29)
Reserve at September 30, 2016	$3	$—	$—	$3

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

The actions related to the transition of the business service center have been completed and have resulted in total cash charges of approximately $24 million, comprised of $16 million of severance charges and $8 million of other transition costs including training costs and redundant salaries. $6 million of these charges were recorded in fiscal 2015, whereas $18 million were recorded in fiscal 2014.

In fiscal 2016, the Company has made approximately $1 million in cash payments related to this plan, comprised mainly of severance payments. Through September 30, 2016, the Company has made $21 million in cash payments related to this plan, comprised of $14 million of severance payments and $7 million of other transition related costs. The difference between the initial accrual and subsequent cash payments is due to changes in foreign exchange rates.

There is no remaining restructuring reserve related to this transition as of September 30, 2016.   As of September 30, 2015, Cabot had $2 million of accrued restructuring costs in its Consolidated Balance Sheet related to this closure, which was mainly comprised of accrued severance charges.

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

During fiscal 2016, the Company recorded a net pre-tax restructuring benefit of $1 million and pre-tax charges of less than $1 million and $2 million in 2015 and 2014, respectively.

Through September 30, 2016 the Company recorded pre-tax restructuring charges related to this plan of $19 million.  These pre-tax restructuring costs were comprised mainly of non-cash accelerated depreciation and asset write-offs of $16 million, severance charges of $2 million, site demolition, clearing and environmental remediation charges of $2 million, and other closure related charges of $1 million, partially offset by the gain from the sale of land of $2 million in the first quarter of fiscal 2016. CMSB’s net income or loss is attributable to Cabot Corporation and to the noncontrolling interest in the joint venture. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49.9%) are recorded within Net income (loss) attributable to noncontrolling interests, net of tax, in the Consolidated Statements of Operations. The majority of actions related to closure of the plant were completed in fiscal 2014.

Cumulative net cash received related to this plan is $3 million comprised of $7 million received from the sale of land, partially offset by approximately $2 million paid for severance, $1 million paid for site demolition, clearing and environmental remediation, and $1 million for other closure related charges.

As of September 30, 2016 and September 30, 2015, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure which is mainly comprised of accrued environmental and other charges.

Other Activities

The Company has recorded other pre-tax restructuring charges of approximately $1 million, $13 million and $8 million during fiscal 2016, 2015 and 2014, respectively, related to restructuring activities at several other locations. Fiscal 2016 activity is comprised mainly of non-cash accelerated depreciation and severance adjustments incurred primarily at the Company’s Specialty Fluids facility in Canada and corporate headquarters in Boston, Massachusetts.  Fiscal 2015 charges are comprised of $7 million of cash severance charges, $4 million of non-cash asset write-offs and accelerated depreciation, and $2 million of other cash costs.  Fiscal 2015 costs were incurred at the Company’s corporate headquarters in Boston, Massachusetts and Specialty Fluids facility in Bergen, Norway, as well as other locations.  Fiscal 2014 charges are comprised of non-cash accelerated depreciation and asset write-offs of $5 million and severance charges of $3 million and were comprised of charges at the Company’s carbon black facilities in Port Dickson, Malaysia and Maua, Brazil, as well as other locations. No future charges related to these actions are expected.

As of September 30, 2016, Cabot has less than $1 million of accrued severance and other closure related costs in the Consolidated Balance Sheet related to these activities which are expected to be paid through early fiscal 2017. As of September 30, 2015, Cabot had $5 million of accrued severance and other closure related costs in its Consolidated Balance Sheet related to these activities.

Previous Actions and Sites Pending Sale

Beginning in fiscal 2009, the Company entered into several different restructuring plans which have been substantially completed, pending the sale of a former manufacturing site in Thane, India. The Company has incurred total cumulative pre-tax charges of approximately $158 million related to these plans through September 30, 2016, comprised of $67 million for severance charges, $66 million for non-cash accelerated depreciation and asset impairments, $10 million for environmental, demolition and site clearing costs, and $23 million of other closure related charges partially offset by gains on asset sales of $8 million.

The net pre-tax restructuring gain related to these plans was $7 million for fiscal 2016 driven by the sale of land, whereas charges of $2 million and $1 million were recorded during fiscal 2015 and 2014, respectively. Fiscal 2015 charges are comprised mainly of severance, accelerated depreciation and other expenses.  Fiscal 2014 charges are comprised mainly of environmental charges and other post closure costs.

Since fiscal 2009, Cabot has made net cash payments of $79 million related to these plans comprised of $63 million for severance payments, $10 million for environmental, demolition and site clearing cots, and $25 million for other closure related charges, partially offset by cash proceeds from asset sales of $19 million.   The Company expects to pay approximately $2 million for environmental, severance, and other closure related costs in fiscal 2017 and thereafter.

As of both September 30, 2016 and September 30, 2015, Cabot has approximately $2 million of accrued environmental, severance and other closure related costs in the Consolidated Balance Sheets related to these activities.

Note Q. Accumulated Other Comprehensive Income (Loss)

Changes in each component of Accumulated other comprehensive income (loss), net of tax, are as follows for fiscal 2015 and 2016:

	Currency Translation Adjustment	Unrealized Gains on Investment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(Dollars in millions)
Balance at September 30, 2014 attributable to Cabot Corporation	$27	$2	$(93)	$(64)
Other comprehensive income (loss) before reclassifications	(270)	—	7	(263)
Amounts reclassified from accumulated other comprehensive income	—	—	24	24
Net other comprehensive items	(243)	2	(62)	(303)
Less: Noncontrolling interest	(4)	—	—	(4)
Balance at September 30, 2015 attributable to Cabot Corporation	(239)	2	(62)	(299)
Other comprehensive income (loss) before reclassifications	7	—	(38)	(31)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net other comprehensive items	(232)	2	(100)	(330)
Less: Noncontrolling interest	(5)	—	—	(5)
Balance at September 30, 2016 attributable to Cabot Corporation	$(227)	$2	$(100)	$(325)

The amounts reclassified out of Accumulated other comprehensive income (loss) and into the Statements of Operations for the fiscal year ended September 30, 2016, 2015 and 2014 are as follows:

	Affected Line Item in the Consolidated	September 30
	Statements of Operations	2016	2015	2014
		(Dollars in Millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses (gains)	Net Periodic Benefit Cost - see Note N for details	$3	$(1)	$3
Amortization of prior service (credit) cost	Net Periodic Benefit Cost - see Note N for details	(3)	4	(3)
Settlement costs	Net Periodic Benefit Cost - see Note N for details	—	27	—
Total before tax		—	30	—
Tax impact	Provision for income taxes	—	(6)	—
Total after tax		$—	$24	$—

Note R. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Years Ended September 30
	2016	2015	2014
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$149	$(334)	$199
Less: Dividends and dividend equivalents to participating securities	—	—	1
Less: Undistributed earnings allocated to participating securities(1)	1	—	1
Earnings (loss) allocated to common shareholders (numerator)	$148	$(334)	$197
Weighted average common shares and participating securities outstanding	62.9	63.9	65.0
Less: Participating securities(1)	0.5	0.5	0.6
Adjusted weighted average common shares (denominator)	62.4	63.4	64.4
Per share amounts—basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.36	$(5.29)	$3.04
Income (loss) from discontinued operations	0.02	0.02	0.02
Net income (loss) attributable to Cabot Corporation	$2.38	$(5.27)	$3.06
Diluted EPS:
Earnings (loss) allocated to common shareholders	$148	$(334)	$197
Plus: Earnings (loss) allocated to participating securities	1	—	1
Less: Adjusted earnings allocated to participating securities(2)	1	—	1
Earnings (loss) available to common shares (numerator)	$148	$(334)	$197
Adjusted weighted average common shares outstanding	62.4	63.4	64.4
Effect of dilutive securities:
Common shares issuable(3)	0.5	—	0.7
Adjusted weighted average common shares (denominator)	62.9	63.4	65.1
Per share amounts—diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.34	$(5.29)	$3.01
Income (loss) from discontinued operations	0.02	0.02	0.02
Net income (loss) attributable to Cabot Corporation	$2.36	$(5.27)	$3.03

(1)	Participating securities consist of unvested time-based restricted stock units.
(2)	Undistributed earnings (loss) are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental 401(k) Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2016, 2015 and 2014, respectively, 634,168, 897,056 and 197,072 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$149	$(334)	$199
Less: Dividends declared on common stock	65	56	54
Less: Dividends and dividend equivalents to participating securities	—	—	1
Undistributed earnings (loss)	$84	$(390)	$144
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$83	$(390)	$143
Undistributed earnings allocated to participating securities	1	—	1
Undistributed earnings (loss)	$84	$(390)	$144

Note S. Income Taxes

Income from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years ended September 30
	2016	2015	2014
	(Dollars in millions)
Income from continuing operations:
Domestic	$(26)	$(439)	$50
Foreign	220	62	258
Total	$194	$(377)	$308

Tax provision (benefit) for income taxes consisted of the following:

	Years ended September 30
	2016	2015	2014
	(Dollars in millions)
U.S. federal and state:
Current	$7	$(7)	$(4)
Deferred	(33)	(74)	(4)
Total	(26)	(81)	(8)
Foreign:
Current	62	48	86
Deferred	(2)	(12)	14
Total	60	36	100
Total U.S. and foreign	$34	$(45)	$92

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years ended September 30
	2016	2015	2014
	(Dollars in millions)
Computed tax expense at the federal statutory rate	$68	$(132)	$108
Foreign income:
Impact of taxation at different rates, repatriation and other	(37)	(24)	(29)
Impact of increase (decrease) in valuation allowance on deferred taxes	7	(7)	20
Impact of foreign losses for which a current tax benefit is not available	—	9	7
Impact of non-deductible net currency losses	2	(1)	—
U.S. and state benefits from research and experimentation activities	(2)	(2)	—
Tax settlements	1	(7)	(7)
Benefit from prior currency loss	(3)	—	—
Impact of goodwill impairment charge	—	123	—
Nontaxable gain on existing equity investment	—	—	(10)
Permanent differences, net	—	—	3
State taxes, net of federal effect	(2)	(4)	—
Total	$34	$(45)	$92

Significant components of deferred income taxes were as follows:

	September 30
	2016	2015
	(Dollars in millions)
Deferred tax assets:
Deferred expenses	$25	$38
Intangible assets	45	32
Inventory	13	9
Other	4	3
Pension and other benefits	83	72
Net operating loss carry-forwards	144	145
Foreign tax credit carry-forwards	63	42
R&D credit carry-forwards	35	31
Other business credit carry-forwards	41	40
Subtotal	453	412
Valuation allowance	(177)	(161)
Total deferred tax assets	$276	$251

	September 30
	2016	2015
	(Dollars in millions)
Deferred tax liabilities:
Property, plant and equipment	$(101)	$(116)
Total deferred tax liabilities	$(101)	$(116)

In the fiscal 2016 tax provision, Cabot recorded less than $1 million of discrete tax charges composed of charges of $5 million for valuation allowances on beginning of the year tax balances partially offset by benefits of $3 million for a currency loss and $1 million each for the renewal of the U.S. research and experimentation credit and net tax settlements.

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

Approximately $760 million of net operating loss carryforwards (“NOLs”) and $144 million of other tax credit carryforwards remain at September 30, 2016. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2017 to 2023	$350	$78
2024 and thereafter	134	45
Indefinite carry-forwards	276	21
Total	$760	$144

As of September 30, 2016, provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $1.6 billion of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries with the reinvested earnings.

As of September 30, 2016, net deferred tax assets of $188 million are in the U.S. Management believes that the Company’s history of generating domestic profits provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. U.S. income from continuing operations adjusted for U.S. permanent differences and excluding the impairment of long-lived assets within the U.S. (see Note G) was a loss of $19 million for the year ended September 30, 2016 and was a cumulative profit of $120 million for the three years ended September 30, 2016 including dividends from non-U.S. subsidiaries. Realization of deferred tax assets is dependent upon future taxable income generated over an extended period of time.

As of September 30, 2016, the Company needs to generate approximately $536 million in cumulative future U.S. taxable income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the realization of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2016 and 2015 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance increased by $16 million in 2016 related to certain future tax benefits and net operating losses generated that are included in deferred tax assets. The valuation allowance decreased by $25 million in 2015 primarily due to reductions in value of certain future tax benefits and net operating losses generated that are included in deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2016, the total amount of unrecognized tax benefits was $30 million, of which $18 million was recorded in the Company’s Consolidated Balance Sheet and $12 million of deferred tax assets, principally related to state net operating loss carry-forwards, have not been recorded. In addition, accruals of $1 million and $8 million have been recorded for penalties and interest, respectively, as of September 30, 2016 and $1 million and $8 million, respectively, as of September 30, 2015. Total penalties and interest recorded in the tax provision in the Consolidated Statement of Operations was $2 million in fiscal 2016, $2 million in fiscal 2015, and $3 million in fiscal 2014. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $26 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2016, 2015 and 2014 is as follows:

	Years ended September 30
	2016	2015	2014
	(Dollars in millions)
Balance at beginning of the year	$30	$41	$50
Additions based on tax provisions related to the current year	2	1	1
Additions for tax positions of prior years	5	—	—
Reductions of tax provisions of prior years	(3)	(1)	(1)
Reductions related to settlements	—	(9)	(5)
Reductions from lapse of statute of limitations	(4)	(2)	(4)
Balance at end of the year	$30	$30	$41

Cabot and certain subsidiaries are under audit in a number of jurisdictions. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2014 remain subject to examination by their respective tax authorities. As of September 30, 2016, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Note T. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease incentives are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2016, 2015 and 2014 totaled $31 million, $29 million and $26 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2017	$21
2018	17
2019	13
2020	8
2021	7
2022 and thereafter	56
Total future minimum rental commitments	$122

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2016, 2015 and 2014 are as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Reinforcement Materials	$193	$276	$354
Performance Chemicals	68	62	43
Purification Solutions	7	14	32
Other	—	—	3
Total	$268	$352	$432

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $92 million, $169 million and $241 million during fiscal 2016, 2015 and 2014, respectively, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2016 and 2015, were $9 million and $8 million, respectively.

The purchase commitments for Reinforcement Materials, Performance Chemicals, and Purification Solutions covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$153	$137	$134	$101	$78	$1,151	$1,754
Performance Chemicals	54	39	34	31	29	124	311
Purification Solutions	10	6	4	4	—	—	24
Total	$217	$182	$172	$136	$107	$1,275	$2,089

These commitments have been estimated using current market prices which may differ from the actual market prices at the time of purchase.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides individual and aggregate stop-loss protection. The aggregate self-insured liability in fiscal 2016 for combined U.S. third-party liabilities and U.S. workers’ compensation was $6.9 million, and the retention for medical costs in the United States was a maximum of $225,000 per person per annum. There was no aggregate self-insurance limitation outside of the U.S. for third party liabilities.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2016 and September 30, 2015, Cabot had $14 million and $16 million, respectively, reserved for environmental matters. These environmental matters mainly relate to closed sites. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. In fiscal 2016 and 2015, there was $2 million and $4 million in Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheets for environmental matters. In both fiscal 2016 and 2015, there was $12 million in Other liabilities in the Consolidated Balance Sheets for environmental matters. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were less than $1 million, $1 million, and $15 million in fiscal 2016, 2015 and 2014, respectively, which are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $2 million in fiscal 2016 and 2015, and $3 million in fiscal 2014.

The operation and maintenance component of the $14 million reserve for environmental matters was $6 million at September 30, 2016. Cabot expects to make payments of $2 million in fiscal 2017, $3 million in each of fiscal 2018 and 2019, less than $1 million in fiscal 2020 and 2021, and a total of $4 million thereafter.

In November 2013, Cabot entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the United States. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot paid a combined $975,000 civil penalty to EPA and LDEQ, agreed to fund environmental mitigation projects in the three communities where the plants are located for a total cost of approximately $450,000, two of which have been completed, and will install technology controls for reduction of sulfur dioxide and nitrogen oxide emissions at certain of our carbon black plants in North America.

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

As of both September 30, 2016 and 2015, there were approximately 38,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the value of the share of these liabilities that reflect Cabot’s period of direct manufacture and Cabot’s contractual obligations. During the three months ended September 30, 2016, HR&A updated this estimate to reflect recent increases in certain defense and indemnity costs. Based on the HR&A estimates, as of September 30, 2016 and 2015, the Company had $21 million and $11 million, respectively, reserved for its estimated share of liability for pending and future respirator claims. The Company made payments related to its respirator liability of $3 million in fiscal 2016 and $2 million in each of fiscal 2015 and 2014.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of the insurance coverage of the members of the Payor Group or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that the assumptions that were used to estimate the Company’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

Note U. Financial Information by Segment & Geographic Area

Segment Information

The Company identifies a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is Cabot’s President and Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The Company has determined that all of its businesses are operating segments. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.

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

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment consists of the Company’s cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

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

The Company’s rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent to increase tread durability and are also used as a performance additive to reduce rolling resistance and improve traction. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product, including the product’s physical strength, fluid resistance, conductivity and resistivity.

In addition to its rubber blacks products, the Company manufactures compounds of carbon black and rubber using its patented elastomer composites manufacturing process. These compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to carbon black/rubber compounds made by conventional dry mix methods.

Performance Chemicals

Performance Chemicals is composed of two businesses: (i) the Company’s Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants, and (ii) its Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. In Performance Chemicals, the Company designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, energy, inkjet printing, electronics, and consumer products sectors. The net sales from each of these businesses for fiscal 2016, 2015 and 2014 are as follows:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Specialty Carbons and Formulations	$578	$630	$709
Metal Oxides	287	297	313
Total Performance Chemicals	$865	$927	$1,022

Specialty Carbons and Formulations Business

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications.

The Company’s specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as inks, coatings, cables, plastics, adhesives, toners, batteries and displays.

Cabot’s masterbatch and conductive compound products, which Cabot refers to as “specialty compounds”, are formulations derived from specialty grades of carbon black mixed with polymers and other additives.  These products are generally used by plastic resin producers and converters in applications for the automotive, industrial, packaging, consumer products, and electronics industries.  As an alternative to directly mixing specialty carbon blacks, these formulations offer greater ease of handling and help customers achieve their desired levels of dispersion and color and manage the addition of small doses of additives.  In addition, Cabot’s electrically conductive compound products generally are used to reduce risks associated with electrostatic discharge in plastics applications.

The Company’s inkjet colorants are high-quality pigment-based black and color dispersions based on its patented carbon black surface modification technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including commercial printing, small office/home office and corporate office, and niche applications that require a high level of dispersibility and colloidal stability. Cabot’s inkjet inks, which utilize its pigment-based colorant dispersions, are used in the commercial printing segment for digital print.

Metal Oxides Business

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive, construction, microelectronics, batteries, and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber, coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

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

Purification Solutions

The Company’s activated carbon products are used for the purification of water, air, food and beverages, pharmaceuticals and other liquids and gases, as either a colorant or a decolorizing agent in the production of products for food and beverage applications and as a chemical carrier in slow release applications. In gas and air applications, one of the uses of activated carbon is for the removal of mercury in flue gas streams. In certain applications, used activated carbon can be reactivated for further use by removing the contaminants from the pores of the activated carbon product. The most common applications for the Company’s reactivated carbon are water treatment and food and beverage purification. In addition to activated carbon production and reactivation, the Company also provides activated carbon solutions through on-site equipment and services, including delivery systems for activated carbon injection in coal-fired utilities, mobile water filter units and carbon reactivation services.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30
2016
Revenues from external customers(2)	$1,108	$865	$290	$47	$2,310	$101	$2,411
Depreciation and amortization	74	48	39	3	164	(3)	161
Equity in earnings of affiliated companies	—	1	7	—	8	(5)	3
Income (loss) from continuing operations before taxes(3)	137	225	(5)	13	370	(176)	194
Assets(4)	1,093	629	736	139	2,597	447	3,044
Total expenditures for additions to long-lived assets(5)	46	33	30	1	110	2	112
2015
Revenues from external customers(2)	$1,507	$927	$296	$42	$2,772	$99	$2,871
Depreciation and amortization	83	54	45	2	184	(1)	183
Equity in earnings of affiliated companies	2	1	6	—	9	(5)	4
Income (loss) from continuing operations before taxes(3)	143	178	5	6	332	(709)	(377)
Assets(4)	1,220	625	789	119	2,753	322	3,075
Total expenditures for additions to long-lived assets(5)	44	29	48	16	137	4	141
2014
Revenues from external customers(2)	2,108	1,022	315	98	3,543	104	3,647
Depreciation and amortization	88	56	54	3	201	—	201
Equity in earnings of affiliated companies	(3)	1	6	—	4	(4)	—
Income (loss) from continuing operations before taxes(3)	259	168	(19)	39	447	(139)	308
Assets(4)	1,632	731	1,389	115	3,867	217	4,084
Total expenditures for additions to long-lived assets(5)	65	29	64	7	165	6	171

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

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable	$13	$9	$(7)
Shipping and handling fees	88	90	111
Total	$101	$99	$104

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2016	2015	2014
	(Dollars in millions)
Interest expense	$(54)	$(53)	$(55)
Total certain items, pre-tax(a)	(81)	(617)	(28)
Equity in earnings of affiliated companies, net of tax(b)	(3)	(4)	—
Unallocated corporate costs(c)	(45)	(46)	(54)
General unallocated expense(d)	7	11	(2)
Total	$(176)	$(709)	$(139)

(a)

Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax for fiscal 2016 include $47 million related to global restructuring activities (Refer to Note P), $11 million related to foreign currency loss on revaluations, $17 million related to legal and environmental matters and reserves, and $6 million related to executive transition costs. Certain items, pre-tax, for fiscal 2015 include $562 million related to goodwill and long-lived asset impairment charges for the Purification Solutions business (refer to Note G), $21 million related to global restructuring activities, $5 million for acquisition and integration-related charges, $21 million related to employee benefit plan settlement and other charges, and $2 million related to foreign currency loss on revaluations, and $6 million related to an inventory reserve adjustment. Certain items, pre-tax, for fiscal 2014 primarily include $29 million related to global restructuring activities, $7 million for acquisition and integration-related charges, $18 million for legal and environmental matters and reserves and $3 million of certain foreign currency gains recorded by foreign subsidiaries offset by a $29 million non-cash gain recognized on the Company’s pre-existing investment in NHUMO as a result of the NHUMO transaction.

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

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	China	The Netherlands	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2016
Revenues from external customers	$605	$482	$162	$1,162	$2,411
Net property, plant and equipment	$490	$266	$152	$382	$1,290
2015
Revenues from external customers	$705	$548	$176	$1,442	$2,871
Net property, plant and equipment	$480	$311	$157	$435	$1,383
2014
Revenues from external customers	$847	$628	$220	$1,952	$3,647
Net property, plant and equipment	$496	$355	$197	$533	$1,581

Note V. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2016 and 2015 are summarized below:

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2016
Net sales and other operating revenues	$603	$568	$621	$619	$2,411
Gross profit	99	150	160	169	578
Income from discontinued operations, net of tax	—	—	—	1	1
Net income (loss)	(3)	52	60	55	164
Net income (loss) attributable to Cabot Corporation	(7)	48	56	52	149
Income per share—basic:
Income (loss) from continuing operations	$(0.11)	$0.76	$0.90	$0.81	$2.36
Income from discontinued operations	—	—	—	0.02	0.02
Net income (loss) attributable to Cabot Corporation	$(0.11)	$0.76	$0.90	$0.83	$2.38
Income per share—diluted:
Income (loss) from continuing operations	$(0.11)	$0.76	$0.88	$0.81	$2.34
Income (loss) from discontinued operations	—	—	—	0.02	0.02
Net income (loss) attributable to Cabot Corporation	$(0.11)	$0.76	$0.88	$0.83	$2.36

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2015
Net sales and other operating revenues	$812	$694	$694	$671	$2,871
Gross profit	157	139	150	139	585
Purification Solutions long-lived assets impairment charge	—	—	209	1	210
Purification Solutions goodwill impairment charge	—	—	353	(1)	352
Income from discontinued operations, net of tax	—	—	1	1	2
Net income (loss)	49	27	(443)	41	(326)
Net income (loss) attributable to Cabot Corporation	45	26	(445)	40	(334)
Income per share—basic:
Income (loss) from continuing operations	$0.70	$0.41	$(7.05)	$0.63	$(5.29)
Income from discontinued operations	—	—	0.01	0.01	0.02
Net income (loss) attributable to Cabot Corporation	$0.70	$0.41	$(7.04)	$0.64	$(5.27)
Income per share—diluted:
Income (loss) from continuing operations	$0.69	$0.41	$(7.05)	$0.62	$(5.29)
Income (loss) from discontinued operations	—	—	0.01	0.01	0.02
Net income (loss) attributable to Cabot Corporation	$0.69	$0.41	$(7.04)	$0.63	$(5.27)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2016 of the Company and our report dated November 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 23, 2016

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2016 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2016.

Cabot’s internal control over financial reporting as of September 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Financial Statements. See “Index to Financial Statements” under Item 8 on page 43 of this Form 10-K.
(b)	Exhibits. (Certain exhibits not included in copies of the Form 10-K sent to stockholders.)

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

3(b)

The By-laws of Cabot Corporation as amended January 8, 2016 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, file reference 1-5667, filed with the SEC on February 5, 2016).

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

4(a)(vii)

Indenture, dated as of September 15, 2016, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K dated September 15, 2016, file reference 1-5667, filed with the SEC on September 15, 2016).

4(a)(viii)

First Supplemental Indenture, dated as of September 15, 2016, between Cabot Corporation and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 15, 2016 (incorporated herein by reference to Exhibit 4.2 of Cabot Corporation’s Current Report on Form 8-K dated September 15, 2016, file reference 1-5667, filed with the SEC on September 15, 2016).

10(a)

Credit Agreement, dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2015, file reference 1-5667, filed with the SEC on November 25, 2015).

10(b)(i)*

2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

Exhibit Number	Description
10(b)(ii)*

2015 Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2015 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2015).

10(b)(iii)*

Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix B of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2016 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2016).

10(c)*

Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2015, file reference 1-5667, filed with the SEC on November 25, 2015).

10(d)*

Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(e)*

Form of Performance-Based Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016, file reference 1-5667, filed with the SEC on May 6, 2016).

10(f)*

Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016, file reference 1-5667, filed with the SEC on May 6, 2016).

10(g)*

Form of Stock Option Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016, file reference 1-5667, filed with the SEC on May 6, 2016).

10(h)*

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

10(j)*

Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010, as modified by the Assignment Letter between Nicholas Cross and Cabot Corporation effective May 15, 2015 (incorporated herein by reference to Exhibit 10.1 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, file reference 1-5667, filed with the SEC on August 6, 2015).

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

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

Exhibit Number	Description
101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2016, 2015, 2014; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2016, 2015, or 2014. (iii) the Consolidated Balance Sheets at September 30, 2016 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements, September 30, 2016.

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

CABOT CORPORATION

BY:	/S/ SEAN D. KEOHANE
Sean D. Keohane President and Chief Executive Officer

Date: November 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 23, 2016
Sean D. Keohane	Chief Executive Officer

/s/ EDUARDO E. CORDEIRO	Executive Vice President and	November 23, 2016
Eduardo E. Cordeiro	Chief Financial Officer
(principal financial officer)

/s/ JAMES P. KELLY	Vice President and Controller	November 23, 2016
James P. Kelly	(principal accounting officer)

/s/ JOHN F. O’BRIEN	Director, Non-Executive	November 23, 2016
John F. O’Brien	Chairman of the Board

/s/ JUAN ENRIQUEZ	Director	November 23, 2016
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 23, 2016
William C. Kirby

/s/ RODERICK C.G. MACLEOD	Director	November 23, 2016
Roderick C.G. MacLeod

/s/ JOHN K. MCGILLICUDDY	Director	November 23, 2016
John K. McGillicuddy

/s/ PATRICK M. PREVOST	Director	November 23, 2016
Patrick M. Prevost

/s/ SUE H. RATAJ	Director	November 23, 2016
Sue H. Rataj

/s/ LYDIA W. THOMAS	Director	November 23, 2016
Lydia W. Thomas

/s/ MATTHIAS L. WOLFGRUBER	Director	November 23, 2016
Matthias L. Wolfgruber

/s/ MARK S. WRIGHTON	Director	November 23, 2016
Mark S. Wrighton

EXHIBIT INDEX

Exhibit Number	Description

3(a)

Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)

The By-laws of Cabot Corporation as amended January 8, 2016 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, file reference 1-5667, filed with the SEC on February 5, 2016).

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

4(a)(vii)

Indenture, dated as of September 15, 2016, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K dated September 15, 2016, file reference 1-5667, filed with the SEC on September 15, 2016).

4(a)(viii)

First Supplemental Indenture, dated as of September 15, 2016, between Cabot Corporation and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 15, 2016 (incorporated herein by reference to Exhibit 4.2 of Cabot Corporation’s Current Report on Form 8-K dated September 15, 2016, file reference 1-5667, filed with the SEC on September 15, 2016).

10(a)

Credit Agreement, dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2015, file reference 1-5667, filed with the SEC on November 25, 2015).

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

10(b)(iii)*

Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix B of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2016 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2016).

10(c)*

Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2015, file reference 1-5667, filed with the SEC on November 25, 2015).

10(d)*

Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(e)*

Form of Performance-Based Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016, file reference 1-5667, filed with the SEC on May 6, 2016).

10(f)*

Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016, file reference 1-5667, filed with the SEC on May 6, 2016).

10(g)*

Form of Stock Option Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016, file reference 1-5667, filed with the SEC on May 6, 2016).

10(h)*

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

10(j)*

Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010, as modified by the Assignment Letter between Nicholas Cross and Cabot Corporation effective May 15, 2015 (incorporated herein by reference to Exhibit 10.1 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, file reference 1-5667, filed with the SEC on August 6, 2015).

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

Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2016, 2015, 2014; (ii) Consolidated Statements of Comprehensive Income for years ended September 30, 2016, 2015, or 2014. (iii) the Consolidated Balance Sheets at September 30, 2016 and September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements, September 30, 2016.