Form 10-Q
period 2016-12-31
CABOT CORP
filed 2017-02-07
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 3, 2017 the Company had 62,191,740 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,
	2016	2015
	(In millions, except per share amounts)
Net sales and other operating revenues	$611	$603
Cost of sales	454	504
Gross profit	157	99
Selling and administrative expenses	63	71
Research and technical expenses	12	16
Income (loss) from operations	82	12
Interest and dividend income	2	1
Interest expense	(13)	(13)
Other income (expense)	2	(8)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	73	(8)
(Provision) benefit for income taxes	(17)	5
Equity in earnings of affiliated companies, net of tax	2	—
Net income (loss)	58	(3)
Net income (loss) attributable to noncontrolling interests, net of tax	4	4
Net income (loss) attributable to Cabot Corporation	54	(7)
Weighted-average common shares outstanding:
Basic	62.2	62.5
Diluted	62.8	62.5
Income (loss) per common share:
Basic:
Net income (loss) attributable to Cabot Corporation	$0.85	$(0.11)
Diluted:
Net income (loss) attributable to Cabot Corporation	$0.85	$(0.11)
Dividends per common share	$0.30	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended December 31,
	2016	2015
	(In millions)
Net income (loss)	$58	$(3)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment (net of tax provision of $2 and $—)	(125)	(47)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	—	(1)
Amortization of net loss and prior service credit included in net periodic pension cost, net of tax	1	—
Other comprehensive income (loss)	(124)	(48)
Comprehensive income (loss)	(66)	(51)
Net income (loss) attributable to noncontrolling interests, net of tax	4	4
Noncontrolling interests foreign currency translation adjustment, net of tax	(4)	(3)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	1
Comprehensive income (loss) attributable to Cabot Corporation	$(66)	$(52)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31,	September 30,
	2016	2016
	(In millions)
Current assets:
Cash and cash equivalents	$189	$200
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $8	405	456
Inventories:
Raw materials	73	66
Work in process	1	1
Finished goods	249	237
Other	37	38
Total inventories	360	342
Prepaid expenses and other current assets	47	49
Total current assets	1,001	1,047

Property, plant and equipment, net	1,236	1,290
Goodwill	147	152
Equity affiliates	52	53
Intangible assets, net	131	140
Assets held for rent	98	97
Deferred income taxes	219	216
Other assets	45	40
Total assets	$2,929	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31,	September 30,
	2016	2016
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$7	$7
Accounts payable and accrued liabilities	369	364
Income taxes payable	20	25
Current portion of long-term debt	1	1
Total current liabilities	397	397
Long-term debt	913	914
Deferred income taxes	41	41
Other liabilities	275	285
Redeemable preferred stock	26	26
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding : None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,419,896 and 62,449,425 shares
Outstanding: 62,181,180 and 62,210,711 shares	62	62
Less cost of 238,716 and 238,714 shares of common treasury stock	(7)	(7)
Additional paid-in capital	—	—
Retained earnings	1,576	1,544
Accumulated other comprehensive income (loss)	(445)	(325)
Total Cabot Corporation stockholders' equity	1,186	1,274
Noncontrolling interests	91	98
Total stockholders' equity	1,277	1,372
Total liabilities and stockholders’ equity	$2,929	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$58	$(3)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	38	41
Long-lived asset impairment charge	—	23
Deferred tax benefit	(2)	—
Equity in net income of affiliated companies	(2)	—
Non-cash compensation	5	3
Tax benefit from stock based compensation awards	(5)	—
Other non-cash (income) expense	—	8
Changes in assets and liabilities:
Accounts and notes receivable	28	30
Inventories	(34)	16
Prepaid expenses and other current assets	2	(13)
Accounts payable and accrued liabilities	22	(6)
Income taxes payable	(4)	(6)
Other liabilities	(8)	(13)
Cash dividends received from equity affiliates	3	3
Other	1	—
Cash provided by operating activities	102	83

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(22)	(24)
Proceeds from the sale of land	—	7
Change in assets held for rent	(1)	(1)
Cash used in investing activities	(23)	(18)

Cash Flows from Financing Activities:
Repayments under financing arrangements	(4)	(3)
Increase in notes payable, net	4	—
Proceeds from (repayments of) issuance of commercial paper, net	—	(11)
Purchases of common stock	(16)	(14)
Proceeds from sales of common stock	3	1
Tax benefit from stock based compensation awards	5	—
Cash dividends paid to common stockholders	(19)	(14)
Cash used in financing activities	(27)	(41)
Effects of exchange rate changes on cash	(63)	(17)
Increase (decrease) in cash and cash equivalents	(11)	7
Cash and cash equivalents at beginning of period	200	77
Cash and cash equivalents at end of period	$189	$84

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

UNAUDITED

A. Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States and include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“2016 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Effective October 1, 2016, the Company adopted a new accounting standard simplifying the presentation of debt issuance costs by presenting debt issuance costs as a reduction of the corresponding debt liability. In addition, the Company early adopted a new accounting standard that simplifies the presentation of deferred income taxes by classifying all deferred taxes as noncurrent assets or liabilities. These new standards were applied retrospectively. The retrospective application of the standard that simplifies the presentation of debt issuance costs resulted in the reclassification of $1 million and $3 million of unamortized debt issuance costs from Prepaid expenses and other current assets and Other assets, respectively, to Long-term debt within the Consolidated Balance Sheets as of September 30, 2016. The retrospective application of the standard that simplifies the presentation of deferred income taxes resulted in the reclassification of $41 million of current deferred tax assets and $1 million of current deferred tax liabilities to noncurrent deferred tax accounts within the Consolidated Balance Sheets as of September 30, 2016.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended
	December 31,
	2016	2015
Reinforcement Materials	51%	51%
Performance Chemicals	35%	36%
Purification Solutions	12%	12%
Specialty Fluids	2%	1%

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

Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2016, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 9%. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) further growth in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under the Mercury and Air Toxics Standards and (2) growth in demand for Cabot’s activated carbon products in other applications, while meeting the Company’s margin expectations. Realizing these assumptions is generally driven by the macroeconomic environment, environmental regulations, and global and regional competition.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $28 million and $27 million higher as of December 31, 2016 and September 30, 2016, respectively. The cost of Specialty Fluids inventories, which are classified as assets held for rent, is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

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

Pensions and Other Postretirement Benefits

The Company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The Company is required to recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains/losses and prior service costs/credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income (loss) is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”), which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities and derivative instruments, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and minimum pension liability adjustments.

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

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs by requiring debt issuance costs to be presented as a reduction of the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years. The Company adopted this standard on October 1, 2016. The standard required retrospective application, which resulted in the reclassification of $1 million and $3 million of unamortized debt issuance costs from Prepaid expenses and other current assets and Other assets, respectively, to Long-term debt within the Consolidated Balance Sheets as of September 30, 2016.

In November 2015, the FASB issued a new standard that amends the existing accounting standard for income taxes and simplifies the presentation of deferred income taxes. This standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. It is effective for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is permitted. The Company elected to early adopt this standard effective October 1, 2016 and retrospectively apply the standard, which resulted in the reclassification of $41 million of current deferred tax assets and $1 million of current deferred tax liabilities into noncurrent deferred tax accounts within the Consolidated Balance Sheets as of September 30, 2016.

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

C. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31,
	2016		2015		2016		2015
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$—	$2	$—	$2	$—	$—	$—	$—
Interest cost	1	1	1	2	—	—	—	—
Expected return on plan assets	(3)	(3)	(3)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	—	—	—	(1)	—
Net periodic benefit (credit) cost	$(2)	$1	$(2)	$2	$—	$—	$(2)	$—

D. Goodwill and Intangible Assets

Cabot had goodwill balances of $147 million and $152 million at December 31, 2016 and September 30, 2016, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three month period ended December 31, 2016 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2016	$52	$9	$91	$152
Foreign currency impact	(3)	(1)	(1)	(5)
Balance at December 31, 2016	$49	$8	$90	$147

The following table provides information regarding the Company’s intangible assets:

	December 31, 2016			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technologies	$46	$(5)	$41	$48	$(4)	$44
Trademarks	15	(1)	14	16	(1)	15
Customer relationships	86	(10)	76	90	(9)	81
Total intangible assets	$147	$(16)	$131	$154	$(14)	$140

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three months ended both

December 31, 2016 and 2015 was $2 million, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

E. Stockholders’ Equity

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions. Cabot has repurchased 2,429,176 shares of its common stock under this authorization. As of December 31, 2016, 2,570,824 shares remain available for repurchase under the current authorization. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first three months of fiscal 2017 and 2016, Cabot paid cash dividends in the amount of $0.30 and $0.22, respectively, per share of common stock, with a total cost of $19 million and $14 million, respectively.

Noncontrolling interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2016	2015
	(Dollars in millions)
Balance at September 30	$98	$104
Net income (loss) attributable to noncontrolling interests	4	4
Noncontrolling interest foreign currency translation adjustment	(4)	(3)
Noncontrolling interest dividends declared	(7)	(9)
Balance at December 31	$91	$96

During the three months ended December 31, 2016, $7 million of dividends were declared to noncontrolling interests, none of which were paid during the period. During the three months ended December 31, 2015, $9 million of dividends were declared to noncontrolling interests, all of which were paid later in the fiscal year.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(Dollars in millions)
Balance at September 30, 2016, attributable to Cabot Corporation	$(227)	$2	$(100)	$(325)
Other comprehensive income (loss) before reclassifications	(125)	—	1	(124)
Net other comprehensive items	(352)	2	(99)	(449)
Less: Noncontrolling interest	(4)	—	—	(4)
Balance at December 31, 2016, attributable to Cabot Corporation	$(348)	$2	$(99)	$(445)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three months ended December 31, 2016 and 2015 were as follows:

		Three Months Ended
	Affected Line Item in the Consolidated	December 31,
	Statements of Operations	2016	2015
		(Dollars in millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note C for details	$1	$1
Amortization of prior service credit	Net Periodic Benefit Cost - see Note C for details	—	(1)
Settlement and curtailment (credit) cost	Net Periodic Benefit Cost - see Note C for details	—	(1)
Total before tax		1	(1)
Tax impact	Provision (benefit) for income taxes	—	—
Total after tax		$1	$(1)

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2016.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$154	$189	$184	$118	$91	$1,202	$1,938
Performance Chemicals	34	43	30	23	21	109	260
Purification Solutions	7	8	6	6	—	—	27
Total	$195	$240	$220	$147	$112	$1,311	$2,225

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

Environmental Matters

As of December 31, 2016 and September 30, 2016, Cabot had $13 million and $14 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were less than $1 million in the first three months of both fiscal 2017 and 2016. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2016 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. At no time did this respiratory product line represent a significant portion of the respirator market.

As of both December 31, 2016 and September 30, 2016, there were approximately 38,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At December 31, 2016 and September 30, 2016, the reserve was $20 million and $21 million, respectively. Cash payments related to this liability were $1 million in the first three months of both fiscal 2017 and 2016.

Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by certain of the other parties which contribute to the settlement of respirator claims, or the indemnity provided by a former owner of the business, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs, and (x) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Provision (benefit) for income taxes	$17	$(5)
Effective tax rate	24%	74%

During the three months ended December 31, 2016, the Company recorded a tax provision of $17 million resulting in an effective tax rate of 24%. This amount included a net discrete tax benefit of less than $1 million, primarily comprised of a tax benefit from releases of reserves for uncertain tax positions, partially offset by a net tax charge from excludible foreign exchange gains and losses. During the three months ended December 31, 2015, the Company recorded a tax benefit of $5 million, resulting in an effective tax rate of 74%. This amount included net discrete tax benefits of $6 million, primarily comprised of the net tax benefit from certain foreign exchange gains and losses, the renewal of the U.S. Research and Experimentation credit and releases of reserves for uncertain tax positions.

Uncertainties

Cabot and certain subsidiaries are under audit in a number of jurisdictions. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may also occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations. However, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by the United States Internal Revenue Service and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2015 remain subject to examination by their respective tax authorities. As of December 31, 2016, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

During both the three months ended December 31, 2016 and 2015, Cabot released uncertain tax positions of $2 million due to the expirations of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$54	$(7)
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—
Earnings (loss) allocated to common shareholders (numerator)	$54	$(7)
Weighted average common shares and participating securities outstanding	62.7	62.9
Less: Participating securities(1)	0.5	0.4
Adjusted weighted average common shares (denominator)	62.2	62.5
Amounts per share - basic:
Net income (loss) attributable to Cabot Corporation	$0.85	$(0.11)
Diluted EPS:
Earnings (loss) allocated to common shareholders	$54	$(7)
Plus: Earnings (loss) allocated to participating securities	—	—
Less: Adjusted earnings allocated to participating securities(2)	—	—
Earnings (loss) allocated to common shareholders (numerator)	$54	$(7)
Adjusted weighted average common shares outstanding	62.2	62.5
Effect of dilutive securities:
Common shares issuable(3)	0.6	—
Adjusted weighted average common shares (denominator)	62.8	62.5
Amounts per share - diluted:
Net income (loss) attributable to Cabot Corporation	$0.85	$(0.11)

(1)	Participating securities consist of shares of unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$54	$(7)
Less: Dividends declared on common stock	19	14
Less: Dividends declared on participating securities	—	—
Undistributed earnings (loss)	$35	$(21)
Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$35	$(21)
Undistributed earnings (loss) allocated to participating shareholders	—	—
Undistributed earnings (loss)	$35	$(21)

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental 401(K) Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three months ended December 31, 2016 and 2015, respectively, 173,927 and 1,083,358, incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot recorded a net benefit of less than $1 million related to restructuring activities in Cost of Sales in its Consolidated Statement of Operations for the three months ended December 31, 2016. Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three months ended December 31, 2015 as follows:

Three Months Ended
December 31,
2015
(Dollars in millions)
Cost of sales	$37
Selling and administrative expenses	6
Research and technical expenses	5
Total	$48

Details of all restructuring activities and the related reserves during the three months ended December 31, 2016 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Total
	(Dollars in millions)
Reserve at September 30, 2016	$3	$2	$5
Cash paid	(1)	—	(1)
Reserve at December 31, 2016	$2	$2	$4

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan resulted in termination of employment for approximately 300 employees across the Company’s global locations. These actions are intended to result in a more competitive cost structure.

Total charges related to these actions are expected to be $30 million, of which approximately $29 million was recorded in fiscal 2016. The Company recorded pre-tax charges of less than $1 million for the first three months of fiscal 2017 and expects to record approximately $1 million through the rest of fiscal 2017 related to these actions. The Company recorded pre-tax charges of approximately $24 million in the first three months of fiscal 2016 related to these actions. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs.

Cumulative net cash outlays related to these actions are expected to be approximately $30 million, comprised of severance, employee benefits and other transition costs. Through December 31, 2016, the Company has made $28 million in cash payments related to this plan, of which $27 million was paid in fiscal 2016, and expects to make $2 million in cash payments through the remainder of fiscal 2017.

As of December 31, 2016, Cabot has $1 million of accrued severance charges in the Consolidated Balance Sheet related to these actions.

Additionally, in fiscal 2016 Cabot closed its carbon black manufacturing facility in Merak, Indonesia to consolidate production in Asia using the Company’s Cilegon, Indonesia and other Asian and global carbon black production sites to meet regional demand. The decision was driven by the financial performance at the Merak facility in the past several years. Manufacturing operations ceased at the end of January 2016 and the employment of approximately 50 employees was terminated.

Total charges related to the Merak closure are expected to be $27 million, of which $25 million was recorded in fiscal 2016. The Company has recorded a net pre-tax benefit of less than $1 million in the three months ended December 31, 2016 and charges of $24 million in the three months ended December 31, 2015. The charges in the first quarter of fiscal 2016 were comprised of $22 million of asset impairments and accelerated depreciation and $2 million of severance and employee benefits.

Future anticipated site closure costs for the Merak facility, comprised mainly of site demolition, clearing and environmental remediation charges, and other miscellaneous costs, are expected to total approximately $1 million in the remainder of fiscal 2017 and approximately $2 million thereafter.

Total net cash outlays related to this closure are expected to be approximately $6 million, comprised of $3 million of severance payments, $3 million of site demolition, clearing and environmental costs, and less than $1 million for other charges. Through December 31, 2016, the Company has made $2 million in cash payments related to this plan, mainly for severance, and expects to pay approximately $1 million through the remainder of fiscal 2017 and $3 million thereafter mainly for site demolition, clearing and environmental remediation costs.

As of December 31, 2016, Cabot has approximately $1 million of accrued severance costs in the Consolidated Balance Sheet related to the Merak facility closure.

Other Actions

In previous years, the Company has entered into other various restructuring actions which have been substantially completed, pending the sale of assets from certain closed sites, including the sale of a former manufacturing site in Thane, India. The Company has recorded a total net benefit of less than $1 million related to these plans in the three months ended December 31, 2016 and a net charge of less than $1 million in the three months ended December 31, 2015.

Cabot expects to pay $2 million related to these actions in the remainder of fiscal 2017 and thereafter mainly for accrued environmental and other closure related costs. As of December 31, 2016, Cabot has approximately $2 million of accrued environmental and other closure related costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2017 or 2016.

At December 31, 2016 and September 30, 2016, Cabot had derivatives relating to foreign currency risks carried at fair value and included in Prepaid expenses and other current assets, Other assets, and Accounts payable and accrued liabilities of $8 million and $1 million, respectively. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At December 31, 2016 and September 30, 2016, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $12 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At December 31, 2016 and September 30, 2016, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.91 billion and $0.94 billion, respectively, as of December 31, 2016 and $0.91 billion and $0.98 billion, respectively, as of September 30, 2016. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of December 31, 2016 and September 30, 2016 to manage foreign currency risk.

Notional Amount
Description	Borrowing	December 31, 2016	September 30, 2016	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 5 million	USD 4 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Indonesian rupiah, Czech koruna, and British pound sterling.

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

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in AOCI while changes in the ineffective portion are reported in earnings. Effectiveness is assessed based on the hypothetical derivative method. There was no ineffectiveness for the quarter ended December 31, 2016. The gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

During the fourth quarter of fiscal 2016, the Company entered into cross currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements periodically occur for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026 under these cross currency swaps. During the three months ended December 31, 2016, the Company recognized a gain of $7 million related to these swaps through Foreign currency translation adjustment in other comprehensive income (loss). As of

December 31, 2016 and September 30, 2016, the fair value of these swaps was $8 million and $1 million, respectively, and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. As of December 31, 2016 and September 30, 2016, cumulative gain included in AOCI was $8 million and $1 million, respectively. There were no gains or losses reclassified from AOCI into earnings during the first three months of fiscal 2017 or fiscal 2016.

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

At both December 31, 2016 and September 30, 2016, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Accounts payable and accrued liabilities and Prepaid expenses and other current assets, respectively, on the Consolidated Balance Sheets.

M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2016, these subsidiaries carried the operating affiliate investment of $13 million.

During the three month periods ended December 31, 2016 and 2015, the Company received dividends in the amounts of $1 million and $2 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The exchange rate made available to the Company as of December 31, 2016 was 674 bolivars to the U.S. dollar. The operating affiliate and the Company’s wholly-owned subsidiaries remeasured their bolivar denominated monetary accounts to reflect the current rate.

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

The Performance Chemicals segment combines the specialty carbons and compounds and inkjet colorants product lines into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel product lines into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Specialty Carbons and Formulations	$138	$140
Metal Oxides	67	67
Total Performance Chemicals	$205	$207

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment includes cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

Reportable segment Income (loss) from continuing operation before taxes and equity in earnings from affiliated companies (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below. Segment EBIT excludes certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated expense and unallocated corporate costs.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three Months Ended December 31, 2016
Revenues from external customers(2)	$295	$205	$69	$11	$580	$31	$611
Income (loss) from continuing operations before taxes and equity in earnings from affiliated companies(3)	$40	$49	$4	$2	$95	$(22)	$73

Three Months Ended December 31, 2015
Revenues from external customers(2)	$288	$207	$66	$7	$568	$35	$603
Income (loss) from continuing operations before taxes and equity in earnings from affiliated companies(3)	$26	$50	$(5)	$—	$71	$(79)	$(8)

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

(2)

Revenue from external customers that are categorized as Unallocated and Other reflects royalties, other operating revenues, external shipping and handling fees, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$5	$9
Shipping and handling fees	26	26
Total	$31	$35

(3)	Income (loss) from continuing operations before taxes and equity in earnings from affiliated companies that are categorized as Unallocated and Other includes:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Interest expense	$(13)	$(13)
Total certain items, pre-tax(a)	—	(58)
Unallocated corporate costs(b)	(12)	(13)
General unallocated income (expense)(c)	5	5
Less: Equity in earnings of affiliated companies, net of tax(d)	(2)	—
Total	$(22)	$(79)

(a)

Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended December 31, 2016 included charges of less than $1 million. Certain items, pre-tax, for the three months ended December 31, 2015 included charges of $48 million related to global restructuring activities, $8 million related to foreign currency loss on the devaluation of the Argentine peso, and $2 million related to legal and environmental matters and reserves.

(b)	Unallocated corporate costs are costs that are not controlled by the segments and primarily benefit corporate interests.
(c)

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

(d)

Equity in earnings of affiliated companies, net of tax, is included in Segment EBIT and is removed in Unallocated and other to reconcile to income (loss) from operations before taxes and equity in earnings from affiliated companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our financial statements is in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have not substantially changed from those described in the 2016 Form 10-K.

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

Our discussion under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: i) unusual or infrequent items, such as a significant release or establishment of a valuation allowance, ii) items related to uncertain tax positions, such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “First Quarter of Fiscal 2017 versus First Quarter of Fiscal 2016—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments,  provides useful supplemental information for our investors as it is an important indicator of the

Company’s operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “First Quarter of Fiscal 2017 versus First Quarter of Fiscal 2016—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of the Company’s operating performance without the impact of these costs or benefits. The items of income and expense that we have excluded from Total segment EBIT in prior periods, as applicable, but that are included in our GAAP Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, as applicable, are described below.

•

Global restructuring activities, which include costs or benefits associated with cost reduction initiatives or plant closures and are primarily related to (i) employee termination costs, (ii) asset impairment charges associated with restructuring actions, (iii) costs to close facilities, including environmental costs and contract termination penalties and (iv) gains realized on the sale of land or equipment associated with restructured plants or locations.

•

Foreign currency loss on devaluation, which represents the impact of controlled currency devaluations on our net monetary assets denominated in that currency. In fiscal 2016, this applied to currency exchange rate changes in Argentina and Venezuela.

•

Legal and environmental reserves and matters, which consist of costs or benefits for matters typically related to former businesses or that are otherwise incurred outside of the ordinary course of business.

•	Executive transition costs, which include incremental charges, including stock compensation charges, associated with the retirement or termination of employment of senior executives of the Company.
•	Asset impairment charges, which primarily include charges associated with an impairment of goodwill or other long-lived assets.
•

Acquisition and integration-related charges, which include transaction costs, redundant costs incurred during the period of integration, and costs associated with transitioning certain management and business processes to Cabot’s processes.

Overview

During the first quarter of fiscal 2017, income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the first quarter of fiscal 2016 primarily due to charges associated with restructuring plans that we recorded in the first quarter of fiscal 2016, including the planned closure of our carbon black manufacturing plant in Merak, Indonesia. In addition, results in the first quarter of fiscal 2017 improved compared to the first quarter of fiscal 2016 due to higher volumes across all segments and higher unit margins in Reinforcement Materials.

First Quarter of Fiscal 2017 versus First Quarter of Fiscal 2016—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Net sales and other operating revenues	$611	$603
Gross profit	$157	$99

The $8 million increase in net sales in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily driven by higher volumes ($20 million) in the Performance Chemicals, Purification Solutions and Specialty Fluids segments. The increase in volumes was partially offset by a less favorable price and product mix ($6 million), an unfavorable impact from foreign currency translation ($3 million), and a decrease in revenue from unallocated sources ($4 million).

Gross profit increased by $58 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to charges taken in fiscal 2016 associated with restructuring plans, including the closure of our Merak, Indonesia carbon black manufacturing plant. In addition, gross profit improved due to higher volumes and the favorable impact from increasing inventory levels.

Selling and Administrative Expenses

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Selling and administrative expenses	$63	$71

Selling and administrative expenses decreased by $8 million in the first quarter of fiscal 2017 compared to the same period of fiscal 2016 primarily as a result of charges recorded in fiscal 2016 for restructuring actions taken to reduce fixed costs across the Company.

Research and Technical Expenses

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Research and technical expenses	$12	$16

Research and technical expenses decreased by $4 million in the first quarter of fiscal 2017 compared to the same period of fiscal 2016 primarily as a result of charges recorded in fiscal 2016 for restructuring actions taken to reduce fixed costs across the Company.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Interest and dividend income	$2	$1
Interest expense	(13)	(13)
Other income (expense)	2	(8)

Interest and dividend income increased by $1 million in the first three months of fiscal 2017 compared to the same period of fiscal 2016 due to interest earned on higher cash balances.

Interest expense was consistent in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016.

Other income (expense) changed by $10 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due to a favorable comparison of foreign currency movements, primarily the devaluation of the Argentine peso in fiscal 2016, which resulted in a loss of $8 million.

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Provision (benefit) for income taxes	$17	$(5)
Effective tax rate	24%	74%
Impact of discrete tax items(a):
Unusual or infrequent items	(1)%	(14)%
Items related to uncertain tax positions	2%	(20)%
Other discrete tax items	(1)%	(5)%
Impact of certain items	—%	(9)%
Operating tax rate	24%	26%

During the three months ended December 31, 2016, we recorded a tax provision of $17 million, resulting in an effective tax rate of 24%. This amount included a net discrete tax benefit of less than $1 million. The operating tax rate for the three months ended December 31, 2016 was also 24%. During the three months ended December 31, 2015, we recorded a tax benefit of $5 million, resulting in an effective tax rate of 74%. This amount included net discrete tax benefits of $3 million, primarily comprised of the net tax benefit from certain foreign exchange gains and losses, the renewal of the U.S. Research and Experimentation credit and releases of reserves for uncertain tax positions. The operating tax rate for the three months ended December 31, 2015 was 26%.

(a)	The nature of the discrete tax items for the periods ended December 31, 2016 and 2015 were as follows:
(i)

Unusual or infrequent items during the three months ended December 31, 2016 and 2015 included the tax impact of excludible foreign exchange gains and losses in certain jurisdictions. Unusual or infrequent items during the three months ended December 31, 2015 also included tax benefits from the renewal of the U.S. Research and Experimentation credit and extraordinary dividends from subsidiaries;

(ii)

Items related to uncertain tax positions included tax benefits during the three months ended December 31, 2016 and 2015 from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits (fiscal 2016 only), partially offset by a charge for the accrual of interest on uncertain tax positions, and;

(iii)

Other discrete tax items during the three months ended December 31, 2016 included tax charges for various return to provision true ups related to tax return filings. Other discrete tax items during the three months ended December 31, 2015 included tax charges for a change in valuation allowance on beginning of year tax balances, partially offset by tax benefits for changes in tax laws.

We expect our effective and operating tax rates for fiscal 2017 to be 24%.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2015 remain subject to examination by their respective tax authorities. As of December 31, 2016, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$2	$—
Net income (loss) attributable to noncontrolling interests, net of tax	4	4

Equity in earnings of affiliated companies, net of tax, increased by $2 million in the first quarter fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to higher earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, remained consistent in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2017, we reported net income (loss) attributable to Cabot Corporation of $54 million ($0.85 per diluted common share). This is compared to net income (loss) attributable to Cabot Corporation of $(7) million (($0.11) per diluted common share) in the first quarter of fiscal 2016.

First Quarter of Fiscal 2017 versus First Quarter of Fiscal 2016—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three months ended December 31, 2016 and 2015 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$73	$(8)
Less: Certain items	—	(58)
Less: Other unallocated items	(22)	(21)
Total segment EBIT	$95	$71

In the first quarter of fiscal 2017, total segment EBIT increased by $24 million when compared to the same period of fiscal 2016. The increase was primarily driven by higher volumes ($13 million), the favorable impact of increasing inventory levels ($9 million), higher unit margins ($6 million), and the favorable impact of foreign currency translation ($3 million), partially offset by higher fixed costs ($7 million).

Certain Items

Details of the certain items for the first quarter of fiscal 2017 and 2016 are as follows:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Global restructuring activities	$—	$(48)
Net foreign currency loss on devaluations	—	(8)
Legal and environmental matters and reserves	—	(2)
Total certain items, pre-tax	—	(58)
Tax-related certain items
Tax impact of certain items	—	15
Discrete tax items	—	3
Total tax-related certain items	—	18
Total certain items, after tax	—	(40)

Certain items for the first quarter of fiscal 2017 included charges of less than $1 million. Certain items for the first quarter of fiscal 2016 included charges primarily related to restructuring activities, a foreign currency loss from the devaluation of the Argentine peso, and tax-related certain items. Details of restructuring activities are included in Note J of the consolidated financial statements. Tax-related certain items included discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit included in Net income (loss) attributable to Cabot Corporation, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the section Definition of Terms and Non-GAAP Financial Measures, to adjusted earnings.

Other Unallocated Items

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Interest expense	$(13)	$(13)
Unallocated corporate costs	(12)	(13)
General unallocated income (expense)	5	5
Less: Equity in earnings of affiliated companies, net of tax	2	—
Total other unallocated items	$(22)	$(21)

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

Costs from Total other unallocated items changed by $1 million in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016. Equity in earnings of affiliated companies changed by $2 million primarily due to an increase in earnings from our Venezuelan equity affiliate.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Reinforcement Materials Sales	$295	$288
Reinforcement Materials EBIT	$40	$26

In the first quarter of fiscal 2017, sales in Reinforcement Materials increased by $7 million when compared to the first quarter of fiscal 2016. The increase was principally driven by a more favorable price and product mix (combined $5 million) and higher volumes ($2 million). The favorable price and product mix impact was primarily due to higher selling prices in the quarter from price adjustments to customers for increases in raw material costs and higher contract prices.

EBIT in Reinforcement Materials increased by $14 million in the first quarter of fiscal 2017 when compared to the same period of fiscal 2016. The increase was principally driven by higher unit margins ($11 million), the favorable impact of foreign currency translation ($2 million), and the favorable impact of increasing inventory levels ($2 million), partially offset by higher fixed costs ($2 million). Higher unit margins were driven by higher calendar year 2016 customer agreements and spot pricing in China.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Specialty Carbons and Formulations Sales	$138	$140
Metal Oxides Sales	67	67
Performance Chemicals Sales	$205	$207
Performance Chemicals EBIT	$49	$50

In the first quarter of fiscal 2017, sales in Performance Chemicals decreased by $2 million when compared to the first quarter of fiscal 2016. The decrease was due to a less favorable price and product mix (combined $5 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by higher volumes ($5 million). The price and product mix impact was primarily driven by an unfavorable mix of sales by application, with lower Metal Oxides sales into electronics, as well as lower prices in Specialty Carbons associated with lower raw material costs and an unfavorable regional mix. Overall volumes increased in the Metal Oxides business driven by stronger China sales in the automotive and infrastructure sectors, which more than offset the decline in sales to the electronics market.

EBIT in Performance Chemicals decreased by $1 million in the first quarter of fiscal 2017 when compared to the same quarter of fiscal 2016 principally due to higher fixed costs ($5 million), partially offset by higher volumes ($4 million). Higher fixed costs were primarily due to increased maintenance costs from plant turnarounds.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Purification Solutions Sales	$69	$66
Purification Solutions EBIT	$4	$(5)

Sales in Purification Solutions increased by $3 million in the first quarter of fiscal 2017 when compared to the same period of fiscal 2016 due to higher volumes ($9 million), partially offset by lower selling prices and a less favorable product mix (combined $6 million). Higher volumes were driven by higher demand for activated carbon in gas and air applications as coal fired utilities were required to be in compliance with the U.S. Mercury and Air Toxics Standards regulation (“MATS”) beginning in April 2016. The less favorable price and product mix was primarily due to lower selling prices as well as a less favorable product mix.

EBIT in Purification Solutions increased by $9 million in the first quarter of fiscal 2017 when compared to the same quarter of fiscal 2016 due to the favorable impact from higher volumes ($5 million) and an increase in inventory levels this year compared to a reduction in inventory levels last year ($5 million), partially offset by lower unit margins ($2 million).

Specialty Fluids

Sales and EBIT for Specialty Fluids for the first quarter of fiscal 2017 and 2016 were as follows:

	Three Months Ended
	December 31,
	2016	2015
	(Dollars in millions)
Specialty Fluids Sales	$11	$7
Specialty Fluid EBIT	$2	$—

Sales in Specialty Fluids increased by $4 million in the first quarter of fiscal 2017 when compared to the same period of fiscal 2016, primarily due to higher volumes ($4 million). The increase in volumes was driven by a higher level of project activity in Asia during the first quarter of fiscal 2017.

EBIT in Specialty Fluids increased by $2 million in the first quarter of fiscal 2017 when compared to the same period of fiscal 2016. The increase was due to higher volumes ($3 million) partially offset by lower unit margins ($1 million).

Outlook

We anticipate solid volume comparisons to continue into our second quarter of fiscal 2017. Reinforcement Materials is expected to benefit from the calendar year 2017 customer agreements, and we are beginning to see the business environment in China improve. Purification Solutions is expected to benefit from a full year of MATS volumes and favorable inventory comparisons. Demand in our Performance Chemicals end markets remains robust; however, margin comparisons are likely to be impacted with rising oil prices. We do not expect the inventory benefits that we experienced in the first quarter of fiscal 2017 to repeat in the second quarter of fiscal 2017.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $11 million during the first three months of fiscal 2017 which was attributable to a lower cash balance at December 31, 2016. As of December 31, 2016, we had cash and cash equivalents of $189 million and borrowing availability under our revolving credit agreement of $1 billion. Borrowings under our revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. There was no outstanding balance of commercial paper as of December 31, 2016. At December 31, 2016, we were in compliance with all applicable covenants under our revolving credit facility including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S., as excess cash balances in the U.S. are generally used to repay commercial paper issued during the period.

We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our revolving credit agreement and our commercial paper program to meet our operational and capital investment needs and financial obligations for the foreseeable future. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $102 million in the first three months of fiscal 2017 compared to $83 million during the same period of fiscal 2016.

Cash provided by operating activities in the first three months of fiscal 2017 was driven primarily by net income excluding the non-cash impact of depreciation and amortization of $38 million. In addition, there was a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. Partially offsetting these cash inflows was an increase in inventories.

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

Cash Flows from Investing Activities

In the three months ended December 31, 2016, investing activities consumed $23 million of cash which was primarily driven by capital expenditures of $22 million. These capital expenditures were primarily for sustaining and compliance capital projects at our operating facilities. In the three months ended December 31, 2015, investing activities consumed $18 million of cash and were primarily driven by capital expenditures of $24 million, offset by $7 million of proceeds from the sale of land in Port Dickson, Malaysia.

Capital expenditures for fiscal 2017 are expected to be $150 million. Our planned capital spending program for fiscal 2017 is primarily for sustaining and compliance capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $27 million of cash in the first three months of fiscal 2017 compared to $41 million of cash consumed in the first three months of fiscal 2016. In the first three months of fiscal 2017, we used our cash for share repurchases and dividend distributions.

In the first three months of fiscal 2016, we used our cash for share repurchases, dividend distributions and to repay debt.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2016.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$154	$189	$184	$118	$91	$1,202	$1,938
Performance Chemicals	34	43	30	23	21	109	260
Purification Solutions	7	8	6	6	—	—	27
Total	$195	$240	$220	$147	$112	$1,311	$2,225

Off-balance sheet arrangements

We have no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance; demand for our products and our overall expectations for segment results in the second quarter of fiscal 2017; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2017; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2016 10-K.

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

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs by requiring debt issuance costs to be presented as a reduction of the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years. We adopted this standard on October 1, 2016. The standard required retrospective application, which resulted in the reclassification of $1 million and $3 million of unamortized debt issuance costs from Prepaid expenses and other current assets and Other assets, respectively, to Long-term debt within the Consolidated Balance Sheets as of September 30, 2016.

In November 2015, the FASB issued a new standard that amends the existing accounting standard for income taxes and simplifies the presentation of deferred income taxes. This standard requires that deferred income tax assets and liabilities be classified as noncurrent on the balance sheet. It is effective for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is permitted. We elected to early adopt this standard effective October 1, 2016 and retrospectively apply the standard, which resulted in the reclassification of $41 million of current deferred tax assets and $1 million of current deferred tax liabilities into noncurrent deferred tax accounts within the Consolidated Balance Sheets as of September 30, 2016.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2016 does not differ materially from that discussed under Item 7A of our 2016 10-K.

Item 4.	Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item I.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in our 2016 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. At no time did this respiratory product line represent a significant portion of the respirator market.

As of both December 31, 2016 and September 30, 2016, there were approximately 38,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At December 31, 2016 and September 30, 2016, the reserve was $20 million and $21 million, respectively. Cash payments related to this liability were $1 million in the first three months of both fiscal 2017 and 2016.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by certain of the other parties which contribute to the settlement of respirator claims, or the indemnity provided by a former owner of the business, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs, and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Other Matters

We are subject to various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business and with respect to our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our consolidated financial statements in a particular period, they are not expected, in the aggregate, to have a material adverse effect on our consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2016 - October 31, 2016	—	$—	—	2,822,324
November 1, 2016 - November 30, 2016	90,000	$51.60	90,000	2,732,324
December 1, 2016 - December 31, 2016	161,500	$52.28	161,500	2,570,824
Total	251,500		251,500

(1)

On January 13, 2015, the Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date.

(2)

Total number of shares purchased does not include 53,092 shares withheld to pay taxes on the vesting of equity awards made under the company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1*

Extension Agreement dated December 14, 2016 to the Credit Agreement, dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLS, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto.

Exhibit 10.2*†	Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.3*†	Summary of Compensation Program for Non-Employee Directors.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015; (iii) the Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, December 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabot Corporation

Date: February 7, 2017	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 7, 2017	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*

Extension Agreement dated December 14, 2016 to the Credit Agreement, dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLS, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto.

Exhibit 10.2*†	Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.3*†	Summary of Compensation Program for Non-Employee Directors.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015; (iii) the Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, December 31, 2016.