Form 10-Q
period 2017-03-31
CABOT CORP
filed 2017-05-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

62,475,249 shares of common stock, $1.00 par value per share, outstanding as of May 4, 2017

CABOT CORPORATION

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net sales and other operating revenues	$678	$568	$1,289	$1,171
Cost of sales	509	418	963	922
Gross profit	169	150	326	249
Selling and administrative expenses	65	62	128	133
Research and technical expenses	14	11	26	27
Income (loss) from operations	90	77	172	89
Interest and dividend income	2	2	4	3
Interest expense	(13)	(14)	(26)	(27)
Other income (expense)	(1)	(3)	1	(11)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	78	62	151	54
(Provision) benefit for income taxes	1	(11)	(16)	(6)
Equity in earnings of affiliated companies, net of tax	1	1	3	1
Net income (loss)	80	52	138	49
Net income (loss) attributable to noncontrolling interests, net of tax	6	4	10	8
Net income (loss) attributable to Cabot Corporation	$74	$48	$128	$41

Weighted-average common shares outstanding:
Basic	62.4	62.4	62.3	62.4
Diluted	62.8	62.8	62.8	62.9

Earnings per common share:
Basic	$1.19	$0.76	$2.04	$0.65
Diluted	$1.18	$0.76	$2.03	$0.65

Dividends per common share	$0.30	$0.22	$0.60	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions)
Net income (loss)	$80	$52	$138	$49
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment (net of tax provision of $1, $—, $3 and $—)	56	65	(69)	18
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	—	—	—	(1)
Amortization of net loss and prior service credit included in net periodic benefit cost, net of tax	1	1	2	1
Other comprehensive income (loss)	57	66	(67)	18
Comprehensive income (loss)	137	118	71	67
Net income (loss) attributable to noncontrolling interests, net of tax	6	4	10	8
Noncontrolling interests foreign currency translation adjustment, net of tax	1	1	(3)	(2)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	7	5	7	6
Comprehensive income (loss) attributable to Cabot Corporation	$130	$113	$64	$61

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31,	September 30,
	2017	2016
	(In millions)
Current assets:
Cash and cash equivalents	$133	$200
Accounts and notes receivable, net of reserve for doubtful accounts of $10 and $8	520	456
Inventories:
Raw materials	88	66
Work in process	2	1
Finished goods	265	237
Other	40	38
Total inventories	395	342
Prepaid expenses and other current assets	56	49
Total current assets	1,104	1,047
Property, plant and equipment, net	1,237	1,290
Goodwill	151	152
Equity affiliates	54	53
Intangible assets, net	134	140
Assets held for rent	101	97
Deferred income taxes	254	216
Other assets	46	40
Total assets	$3,081	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31,	September 30,
	2017	2016
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$15	$7
Accounts payable and accrued liabilities	377	364
Income taxes payable	32	25
Current portion of long-term debt	251	1
Total current liabilities	675	397
Long-term debt	664	914
Deferred income taxes	47	41
Other liabilities	270	285
Redeemable preferred stock	27	26
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding : None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,675,606 and 62,449,425 shares
Outstanding: 62,470,543 and 62,210,711 shares	63	62
Less cost of 205,063 and 238,714 shares of common treasury stock	(7)	(7)
Additional paid-in capital	—	—
Retained earnings	1,638	1,544
Accumulated other comprehensive income (loss)	(389)	(325)
Total Cabot Corporation stockholders' equity	1,305	1,274
Noncontrolling interests	93	98
Total stockholders' equity	1,398	1,372
Total liabilities and stockholders’ equity	$3,081	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	March 31,
	2017	2016
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$138	$49
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	76	82
Long-lived asset impairment charge	—	23
Deferred tax benefit	(27)	(3)
Equity in net income of affiliated companies	(3)	(1)
Non-cash compensation	6	6
Tax benefit from stock based compensation awards	(7)	(1)
Other non-cash (income) expense	—	3
Changes in assets and liabilities:
Accounts and notes receivable	(78)	71
Inventories	(63)	49
Prepaid expenses and other current assets	(9)	(3)
Accounts payable and accrued liabilities	23	(52)
Income taxes payable	7	(18)
Other liabilities	(18)	(22)
Cash dividends received from equity affiliates	6	5
Cash provided by operating activities	51	188

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(45)	(52)
Proceeds from the sale of land	—	16
Change in assets held for rent	(4)	(5)
Other	2	—
Cash used in investing activities	(47)	(41)

Cash Flows from Financing Activities:
Repayments under financing arrangements	(4)	(3)
Increase in notes payable, net	8	—
Proceeds from (repayments of) issuance of commercial paper, net	4	(11)
Repayments of long-term debt	(1)	(1)
Purchases of common stock	(30)	(19)
Proceeds from sales of common stock	21	3
Tax benefit from stock based compensation awards	7	1
Cash dividends paid to noncontrolling interests	(2)	(3)
Cash dividends paid to common stockholders	(38)	(28)
Cash used in financing activities	(35)	(61)
Effects of exchange rate changes on cash	(36)	15
Increase (decrease) in cash and cash equivalents	(67)	101
Cash and cash equivalents at beginning of period	200	77
Cash and cash equivalents at end of period	$133	$178

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

UNAUDITED

A. Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States (U.S.) and include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“2016 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Reinforcement Materials	54%	48%	52%	49%
Performance Chemicals	35%	39%	35%	38%
Purification Solutions	10%	12%	11%	12%
Specialty Fluids	1%	1%	2%	1%

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

Revenue in Specialty Fluids arises primarily from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. The Company also generates revenues from cesium formate sold outside of a rental process and the sale of fine cesium chemicals in which revenue is recognized upon delivery of the product.

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

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result.  The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.  The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level.

Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2016, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 9%. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) further growth in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under the U.S. Mercury and Air Toxics Standards regulation (“MATS”) and (2) growth in demand for Cabot’s activated carbon products in other applications, while meeting the Company’s margin expectations. Realizing these assumptions is generally driven by the macroeconomic environment, environmental regulations, and global and regional competition.

In April 2017, the U.S. Environmental Protection Agency (EPA) indicated that it intends to review the cost benefit analysis previously prepared by the EPA in support of MATS to determine if the EPA should reconsider MATS or some part of it. Depending upon what the EPA ultimately concludes and the actions taken, if any, those actions could have a negative impact on the financial results of the Purification Solutions reporting unit and the fair value of that unit.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $29 million and $27 million higher as of March 31, 2017 and September 30, 2016, respectively. The cost of Specialty Fluids inventories that are classified as assets held for rent is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, “Revenue from Contracts with Customers”, which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years, and early adoption is permitted for the fiscal years beginning after December 15, 2016. The Company expects to adopt this standard on October 1, 2018. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statements.

In February 2016, the FASB issued a new standard for the accounting for leases. This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years, and early adoption is permitted. The Company expects to adopt the standard on October 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued a new standard that amends the accounting standard for stock compensation by simplifying several aspects of the accounting for employee share-based payment transactions, including the related accounting for income taxes, forfeitures, and the withholding of shares to satisfy the employer’s tax withholding requirements, as well as classification in the statements of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows such as distributions received from equity method investees, proceeds from settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. The

Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In January 2017, the FASB issued a new standard that amends and simplifies the accounting standard for goodwill impairment.  The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.  The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, and early adoption is permitted for any impairment tests performed after January 1, 2017.  The Company adopted this standard on January 1, 2017.  The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued a new standard that amends the requirements on the presentation of net periodic pension and postretirement benefit cost.  Currently, net benefit costs are reported as employee costs within operating income.  The new standard requires the service cost component to be presented with other employee compensation costs.  The other components will be reported separately outside of operations.  The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted as of the beginning of any annual period for which an entity’s financial statements (interim or annual) have not been issued.  The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

C. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31,
	2017		2016		2017		2016
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$3	$—	$2	$—	$—	$—	$—
Interest cost	1	2	2	2	—	—	—	—
Expected return on plan assets	(2)	(4)	(3)	(4)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	2	—	1	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	—	—	—	—	—
Net periodic benefit (credit) cost	$(1)	$3	$(1)	$1	$(1)	$—	$(1)	$—

	Six Months Ended March 31,
	2017		2016		2017		2016
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$5	$—	$4	$—	$—	$—	$—
Interest cost	2	3	3	4	—	—	—	—
Expected return on plan assets	(5)	(7)	(6)	(7)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(2)	—
Amortization of actuarial loss	—	3	—	2	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	—	—	—	(1)	—
Net periodic benefit (credit) cost	$(3)	$4	$(3)	$3	$(1)	$—	$(3)	$—

D. Goodwill and Intangible Assets

Cabot had goodwill balances of $151 million and $152 million at March 31, 2017 and September 30, 2016, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six month period ended March 31, 2017 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(In millions)
Balance at September 30, 2016	$52	$9	$91	$152
Foreign currency impact	—	—	(1)	(1)
Balance at March 31, 2017	$52	$9	$90	$151

The following table provides information regarding the Company’s intangible assets:

	March 31, 2017			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$47	$(5)	$42	$48	$(4)	$44
Trademarks	14	(1)	13	16	(1)	15
Customer relationships	91	(12)	79	90	(9)	81
Total intangible assets	$152	$(18)	$134	$154	$(14)	$140

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for both three month periods ended March 31, 2017 and 2016 was $2 million, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for both six month periods ended March 31, 2017 and 2016 was $4 million, and is included in the Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

E. Stockholders’ Equity

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions. Cabot has repurchased 2,684,176 shares of its common stock under this authorization. As of March 31, 2017, 2,315,824 shares remain available for repurchase under the current authorization. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first six months of fiscal 2017 and 2016, Cabot paid cash dividends in the aggregate amount of $0.60 and $0.44, respectively, per share of common stock, with a total cost of $38 million and $28 million, respectively.

Noncontrolling interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2017	2016
	(In millions)
Balance at September 30	$98	$104
Net income (loss) attributable to noncontrolling interests	10	8
Noncontrolling interest foreign currency translation adjustment	(3)	(2)
Noncontrolling interest dividends declared	(14)	(16)
Contribution from noncontrolling interest	2	—
Balance at March 31	$93	$94

During the six months ended March 31, 2017, $14 million of dividends were declared to noncontrolling interests, $2 million of which were paid during the period. During the six months ended March 31, 2016, $16 million of dividends were declared to noncontrolling interests, of which $3 million were paid during the period.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2016, attributable to Cabot Corporation	$(227)	$2	$(100)	$(325)
Other comprehensive income (loss)	(125)	—	1	(124)
Net other comprehensive items	(352)	2	(99)	(449)
Less: Noncontrolling interest	(4)	—	—	(4)
Balance at December 31, 2016, attributable to Cabot Corporation	(348)	2	(99)	(445)
Other comprehensive income (loss)	56	—	1	57
Net other comprehensive items	(292)	2	(98)	(388)
Less: Noncontrolling interest	1	—	—	1
Balance at March 31, 2017, attributable to Cabot Corporation	$(293)	$2	$(98)	$(389)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three and six months ended March 31, 2017 and 2016 were as follows:

		Three Months Ended		Six Months Ended
	Affected Line Item in the Consolidated	March 31,		March 31,
	Statements of Operations	2017	2016	2017	2016
		(In millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note C for details	$2	$1	$3	$2
Amortization of prior service credit	Net Periodic Benefit Cost - see Note C for details	(1)	(1)	(1)	(2)
Settlement and curtailment (credit) cost	Net Periodic Benefit Cost - see Note C for details	—	—	—	(1)
Total before tax		1	—	2	(1)
Tax impact	Provision (benefit) for income taxes	—	1	—	1
Total after tax		$1	$1	$2	$—

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2017.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Reinforcement Materials	$109	$210	$206	$133	$100	$1,435	$2,193
Performance Chemicals	24	44	31	23	22	109	253
Purification Solutions	6	8	6	6	—	—	26
Total	$139	$262	$243	$162	$122	$1,544	$2,472

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

Environmental Matters

As of March 31, 2017 and September 30, 2016, Cabot had $13 million and $14 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were less than $1 million and $1 million in the first six months of fiscal 2017 and fiscal 2016, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of March 31, 2017 and September 30, 2016 there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At March 31, 2017 and September 30, 2016, the reserve was $19 million and $21 million, respectively. Cash payments related to this liability were approximately $2 million in the first six months of both fiscal 2017 and 2016.

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

Other

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. The Company does not believe that any of these matters will have a material adverse effect on its financial position; however, litigation is inherently unpredictable.  Cabot could incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material impact on its results of operations in the period in which the amounts are accrued or its cash flows in the period in which the amounts are paid.

H. Income Tax

Effective Tax Rate

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Dollars in millions)
Provision (benefit) for income taxes	$(1)	$11	$16	$6
Effective tax rate	(1)%	20%	11%	12%

During the three and six months ended March 31, 2017, the Company recorded a tax provision (benefit) of $(1) million and $16 million, respectively, resulting in effective tax rates of (1)% and 11%, respectively. For both the three and six months ended March 31, 2017, these amounts included a net discrete tax benefit of $20 million, primarily comprised of a tax benefit associated with the generation of excess foreign tax credits upon repatriation of previously taxed foreign earnings. During the three and six months ended March 31, 2016, the Company recorded tax provisions of $11 million and $6 million, respectively, resulting in effective tax rates of 20% and 12%, respectively. For both the three and six months ended March 31, 2016, these amounts included a net discrete tax expense of $1 million and a net discrete tax benefit of $5 million, respectively, primarily comprised of the net tax benefit from certain foreign exchange gains and losses, the renewal of the U.S. Research and Experimentation credit and releases of reserves for uncertain tax positions.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by the United States Internal Revenue Service and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2015 remain subject to examination by their respective tax authorities. As of March 31, 2017, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

During the three and six months ended March 31, 2017, Cabot released uncertain tax positions of $1 million and $3 million, respectively, due to the expirations of statutes of limitations in various jurisdictions. During the three and six months ended March 31, 2016, Cabot released uncertain tax positions of $1 million and $3 million, respectively, due to the expirations of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (EPS) computations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$74	$48	$128	$41
Less: Undistributed earnings allocated to participating securities(1)	1	—	1	—
Earnings (loss) allocated to common shareholders (numerator)	$73	$48	$127	$41

Weighted average common shares and participating securities outstanding	62.9	62.9	62.8	62.9
Less: Participating securities(1)	0.5	0.5	0.5	0.5
Adjusted weighted average common shares (denominator)	62.4	62.4	62.3	62.4

Earnings per common share - basic:	$1.19	$0.76	$2.04	$0.65

Diluted EPS:
Earnings (loss) allocated to common shareholders	$73	$48	$127	$41
Plus: Earnings (loss) allocated to participating securities	1	—	1	—
Less: Adjusted earnings allocated to participating securities(2)	1	—	1	—
Earnings (loss) allocated to common shareholders (numerator)	$73	$48	$127	$41

Adjusted weighted average common shares outstanding	62.4	62.4	62.3	62.4
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.4	0.5	0.5
Adjusted weighted average common shares (denominator)	62.8	62.8	62.8	62.9

Earnings per common share - diluted:	$1.18	$0.76	$2.03	$0.65

(1)	Participating securities consist of shares of unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$74	$48	$128	$41
Less: Dividends declared on common stock	19	14	38	28
Undistributed earnings (loss)	$55	$34	$90	$13

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$54	$34	$89	$13
Undistributed earnings (loss) allocated to participating shareholders	1	—	1	—
Undistributed earnings (loss)	$55	$34	$90	$13

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental 401(K) Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2017, 272,588 and 224,266 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2016, 792,753 and 710,236 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and six months ended March 31, 2017 and 2016 as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Cost of sales	$2	$(6)	$2	$31
Selling and administrative expenses	—	1	—	8
Research and technical expenses	—	—	—	4
Total	$2	$(5)	$2	$43

Details of all restructuring activities and the related reserves during the three months ended March 31, 2017 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(In millions)
Reserve at December 31, 2016	$2	$2	$—	$4
Charges	1	—	1	2
Cash paid	(1)	—	(1)	(2)
Reserve at March 31, 2017	$2	$2	$—	$4

Details of all restructuring activities during the six months ended March 31, 2017 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(In millions)
Reserve at September 30, 2016	$3	$2	$—	$5
Charges	1	—	1	2
Cash paid	(2)	—	(1)	(3)
Reserve at March 31, 2017	$2	$2	$—	$4

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan resulted in the termination of employment for approximately 300 employees across the Company’s global locations.

Total charges related to these actions are expected to be $30 million, of which approximately $29 million was recorded in fiscal 2016. The Company recorded pre-tax charges of approximately $1 million in the first six months of fiscal 2017, most of which was recorded in the second quarter, and expects to record less than $1 million through the rest of fiscal 2017 related to these actions. The Company recorded pre-tax charges of approximately $26 million in the first six months of fiscal 2016, and pre-tax charges of $2 million for the three months ended March 31, 2016 related to these actions. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs.

Cumulative net cash outlays related to these actions are expected to be approximately $30 million, comprised of severance, employee benefits and other transition costs. Through March 31, 2017, the Company has made $29 million in cash payments related to this plan, of which $27 million was paid in fiscal 2016. The Company expects to make $1 million in cash payments through the remainder of fiscal 2017.

As of March 31, 2017, Cabot has $1 million of accrued severance charges in the Consolidated Balance Sheet related to these actions.

Additionally, in fiscal 2016 Cabot closed its carbon black manufacturing facility in Merak, Indonesia to consolidate production in Asia using the Company’s Cilegon, Indonesia and other Asian and global carbon black production sites to meet regional demand. The decision was driven by the financial performance at the Merak facility in the past several years. Manufacturing operations ceased at the end of January 2016.

Total charges related to the Merak closure are expected to be $27 million, of which $25 million was recorded in fiscal 2016. The Company has recorded net charges of less than $1 million in the six months ended March 31, 2017 and charges of $25 million in the six months ended March 31, 2016 related to this closure. The charges in the first six months of fiscal 2016 were comprised of $23 million of asset impairments and accelerated depreciation and $2 million of severance and employee benefits.  Pre-tax charges related to this plan were less than $1 million and $1 million in the three months ended March 31, 2017 and 2016, respectively.

Future anticipated site closure costs for the Merak facility, comprised mainly of site demolition, clearing and environmental remediation charges, and other miscellaneous costs, are expected to total approximately $2 million in the remainder of fiscal 2017 and thereafter.

Total net cash outlays related to this closure are expected to be approximately $6 million, comprised of $3 million of severance payments, and $3 million of site demolition, clearing, environmental and other costs. Through March 31, 2017, the Company has made $3 million in cash payments related to this plan, mainly for severance, and expects to pay approximately $3 million through the remainder of fiscal 2017 and thereafter mainly for site demolition, clearing and environmental remediation costs.

As of March 31, 2017, Cabot has approximately $1 million of accrued severance costs in the Consolidated Balance Sheet related to the Merak facility closure.

Other Actions

Cabot has recorded $1 million of severance charges in the second quarter of fiscal 2017, nearly all of which was paid within the quarter.

Additionally, in previous years, the Company has entered into other various restructuring actions that have been substantially completed, other than the sale of assets from certain closed sites that remain to be completed. The Company has recorded a total net charge of less than $1 million related to these plans in the six months ended March 31, 2017 and a net benefit of $8 million in the six months ended March 31, 2016 driven by gains from the sale of certain assets.  Pre-tax charges related to these actions were less than $1 million in the three months ended March 31, 2017 as compared to a net benefit of $8 million in the three months ended March 31, 2016.

Cabot expects to pay $3 million related to these actions in the remainder of fiscal 2017 and thereafter mainly for accrued environmental and other closure related costs. As of March 31, 2017, Cabot has approximately $2 million of accrued environmental costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2017 or 2016.

At March 31, 2017 and September 30, 2016, Cabot had derivatives relating to foreign currency risks carried at fair value and included in Prepaid expenses and other current assets and Other assets of $7 million and $1 million, respectively. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At March 31, 2017 and September 30, 2016, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $12 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At March 31, 2017 and September 30, 2016, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.91 billion and $0.94 billion, respectively, as of March 31, 2017 and $0.91 billion and $0.98 billion, respectively, as of September 30, 2016. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of March 31, 2017 and September 30, 2016 to manage foreign currency risk.

Notional Amount
Description	Borrowing	March 31, 2017	September 30, 2016	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 2 million	USD 4 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Indonesian rupiah, Czech koruna, and British pound sterling.

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

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in AOCI while changes in the ineffective portion are reported in earnings. Effectiveness is assessed based on the hypothetical derivative method. There was no ineffectiveness for the six months ended March 31, 2017. The gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

During the fourth quarter of fiscal 2016, the Company entered into cross currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements periodically occur for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026 under these cross currency swaps. During the second quarter of fiscal 2017, the Company received net cash interest of $2 million. During the three and six months ended March 31, 2017, the Company recognized a gain of $1 million and $8 million, respectively, related to these swaps through Foreign currency translation adjustment in other comprehensive income (loss). As of March 31, 2017 and September 30, 2016, the fair value of these swaps was $7 million and $1 million, respectively, and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. As of March 31, 2017 and September 30, 2016, cumulative gain included in AOCI was $9 million and $1 million, respectively. There were no gains or losses reclassified from AOCI into earnings during the first six months of fiscal 2017 or fiscal 2016.

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

At both March 31, 2017 and September 30, 2016, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2017, these subsidiaries carried the operating affiliate investment of $13 million.

During each of the six month periods ended March 31, 2017 and 2016, the Company received dividends in the amounts of $2 million, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The exchange rate made available to the Company as of March 31, 2017 was 709 bolivars to the U.S. dollar. The operating affiliate and the Company’s wholly-owned subsidiaries remeasured their bolivar denominated monetary accounts to reflect the current rate.

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

The Performance Chemicals segment combines the specialty carbons and compounds and inkjet colorants product lines into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel product lines into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and six months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Specialty Carbons and Formulations	$162	$145	$300	$285
Metal Oxides	66	71	133	138
Total Performance Chemicals	$228	$216	$433	$423

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment includes cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

Income (loss) from continuing operations before income taxes (“Segment EBIT”) is presented for each reportable segment in the table below. Segment EBIT excludes certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, general unallocated expense and unallocated corporate costs.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended March 31, 2017
Revenues from external customers(2)	$352	$228	$67	$7	$654	$24	$678
Income (loss) from continuing operations before income taxes(3)	$54	$51	$2	$—	$107	$(29)	$78

Three Months Ended March 31, 2016
Revenues from external customers(2)	$261	$216	$67	$6	$550	$18	$568
Income (loss) from continuing operations before income taxes(3)	$34	$58	$(2)	$(2)	$88	$(26)	$62

Six Months Ended March 31, 2017
Revenues from external customers(2)	$647	$433	$136	$18	$1,234	$55	$1,289
Income (loss) from continuing operations before income taxes(3)	$94	$100	$6	$2	$202	$(51)	$151

Six Months Ended March 31, 2016
Revenues from external customers(2)	$549	$423	$133	$13	$1,118	$53	$1,171
Income (loss) from continuing operations before income taxes(3)	$60	$108	$(7)	$(2)	$159	$(105)	$54

(1)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.

(2)

Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statement of Operations. Revenues from external customers that are categorized as Unallocated and Other reflects royalties, other operating revenues, external shipping and handling fees, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Royalties, other operating revenues, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(6)	$(9)	$(2)	$—
Shipping and handling fees	30	27	57	53
Total	$24	$18	$55	$53

(3)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statement of Operations. Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Interest expense	$(13)	$(14)	$(26)	$(27)
Total certain items, pre-tax(a)	—	1	—	(57)
Unallocated corporate costs(b)	(14)	(12)	(26)	(25)
General unallocated income (expense)(c)	(1)	—	4	5
Less: Equity in earnings of affiliated companies, net of tax(d)	(1)	(1)	(3)	(1)
Total	$(29)	$(26)	$(51)	$(105)

(a)

Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for both the three and six months ended March 31, 2017 included a charge of $2 million related to global restructuring activities and a benefit of $2 million related to legal and environmental matters and reserves. Certain items, pre-tax, for the three months ended March 31, 2016 included a $5 million benefit related to global restructuring activities, $3 million related to foreign currency loss on the devaluation of the Argentine peso, and $1 million related to legal and environmental matters and reserves. Certain items, pre-tax, for the six months ended March 31, 2016 included $43 million related to global restructuring activities, $11 million related to foreign currency loss on the devaluation of the Argentine peso, and $3 million related to legal and environmental matters and reserves.

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

(d)

Equity in earnings of affiliated companies, net of tax, is included in Segment EBIT and is removed in Unallocated and other to reconcile to income (loss) from operations before income taxes and equity in earnings from affiliated companies.

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

Our discussion under the heading “Second Quarter and First Six Months of Fiscal 2017 versus Second Quarter and First Six Months of Fiscal 2016—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments,  provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Second Quarter and First Six Months of Fiscal 2017 versus Second Quarter and First Six Months of Fiscal 2016—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of the Company’s operating performance without the impact of these costs or benefits. The items of income and expense that we have excluded from Total segment EBIT, as applicable, but that are included in our GAAP Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, as applicable, are described below.

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

Overview

During the second quarter of fiscal 2017, income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the second quarter of fiscal 2016 primarily due to higher volumes and favorable unit margins, partially offset by higher fixed costs and the negative impact from foreign currency translation. During the first six months of fiscal 2017, income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the first six months of fiscal 2016 primarily due to higher volumes across all segments and higher unit margins in Reinforcement Materials. In addition, in the first six months of 2016, we recorded charges associated with restructuring plans, including costs associated with the closure of our facility in Merak, Indonesia, which did not reoccur in the first six months of 2017.

Second Quarter of Fiscal 2017 versus Second Quarter of Fiscal 2016—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Net sales and other operating revenues	$678	$568	$1,289	$1,171
Gross profit	$169	$150	$326	$249

The $110 million increase in net sales in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily driven by higher volumes ($49 million) across all segments and a more favorable price and product mix ($68 million). The increase in volumes and more favorable price and product mix was partially offset by the unfavorable impact from foreign currency translation ($12 million). For the first six months of fiscal 2017, net sales increased $118 million compared to the first six months of fiscal 2016 primarily due to higher volumes ($69 million) and a more favorable price and product mix ($61 million). These increases were partially offset by the unfavorable impact from foreign currency translation ($15 million).

Gross profit increased by $19 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily due to higher volumes in Performance Chemicals and Reinforcement Materials and higher unit margins in Reinforcement Materials. For the first six months of fiscal 2017, gross profit increased by $77 million primarily due to higher volumes across all segments and higher unit margins in Reinforcement Materials.

Selling and Administrative Expenses

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Selling and administrative expenses	$65	$62	$128	$133

Selling and administrative expenses increased by $3 million in the second quarter of fiscal 2017 compared to the same period of fiscal 2016 primarily due to increased spending in support of growth in the business. For the first six months of fiscal 2017, selling and administrative expenses decreased by $5 million compared to the first six months of fiscal 2016 primarily due to charges recorded in fiscal 2016 for restructuring actions taken to reduce fixed costs across the Company.

Research and Technical Expenses

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Research and technical expenses	$14	$11	$26	$27

Research and technical expenses increased by $3 million in the second quarter of fiscal 2017 compared to the same period of fiscal 2016 due to higher spending on projects across the segments. For the first six months of fiscal 2017, research and technical expenses decreased by $1 million compared to the first six months of fiscal 2016 primarily due to charges recorded in fiscal 2016 for restructuring actions taken to reduce fixed costs across the Company.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Interest and dividend income	$2	$2	$4	$3
Interest expense	$(13)	$(14)	$(26)	$(27)
Other income (expense)	$(1)	$(3)	$1	$(11)

Interest and dividend income was consistent in the second quarter of fiscal 2017 compared to the same period of fiscal 2016. For the first six months of fiscal 2017, interest and dividend income increased by $1 million due to interest earned on higher cash balances.

Interest expense decreased by $1 million in the second quarter of fiscal 2017 and the first six months of fiscal 2017 compared to the same periods in fiscal 2016 primarily due to lower debt balances.

Other income (expense) changed by $2 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and by $12 million in the first six months of fiscal 2017 compared to the same period of fiscal 2016. The change in both periods is due to a favorable comparison of foreign currency movements, primarily the devaluation of the Argentine peso in fiscal 2016.

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Dollars in millions)
Provision (benefit) for income taxes	$(1)	$11	$16	$6

Effective tax rate	(1)%	20%	11%	12%
Impact of discrete tax items(a):
Unusual or infrequent items	25%	(1)%	12%	1%
Items related to uncertain tax positions	(1)%	—%	1%	3%
Other discrete tax items	1%	1%	—%	1%
Impact of certain items	—%	5%	—%	8%
Operating tax rate	24%	25%	24%	25%

During the three and six months ended March 31, 2017, we recorded a tax benefit of $1 million and a tax provision of $16 million, resulting in effective tax rates of (1%) and 11%, respectively. For both the three and six months ended March 31, 2017, these amounts included a net discrete tax benefit of $20 million. The operating tax rate for both the three and six months ended March 31, 2017 was 24%. During the three and six months ended March 31, 2016, we recorded tax provisions of $11 million and $6 million, resulting in effective tax rates of 20% and 12%, respectively.  For the three and six months ended March 31, 2016, these amounts included a net discrete tax expense of less than $1 million and a net discrete tax benefit of $3 million, respectively. The operating tax rate for both the three and six months ended March 31, 2016 was 25%.

(a)	The nature of the discrete tax items for the periods ended March 31, 2017 and 2016 were as follows:
(i)

Unusual or infrequent items during the three and six months ended March 31, 2017 included a tax benefit associated with the generation of excess foreign tax credits upon repatriation of previously taxed foreign earnings, partially offset by charges for the accrual of U.S. tax on certain foreign earnings of prior years and the tax impact of nontaxable foreign exchange losses in certain jurisdictions. Unusual or infrequent items during the three and six months ended March 31, 2016 included tax benefits from the renewal of the U.S. Research and Experimentation credit and extraordinary dividends from subsidiaries, partially offset by a charge for the tax impact of excludible foreign exchange gains and losses in certain jurisdictions;
(ii)

Items related to uncertain tax positions included tax benefits during the three and six months ended March 31, 2017 and 2016 from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits (fiscal 2016 only), partially offset by charges for the accrual of interest on uncertain tax positions and accrual of a prior year uncertain tax position (fiscal 2017 only), and;

(iii)

Other discrete tax items included tax benefits during the three and six months ended March 31, 2017 for various return to provision true ups related to tax return filings. Other discrete tax items during the three and six months ended March 31, 2016 included tax charges for a change in valuation allowance on beginning of year tax balances, partially offset by tax benefits for changes in tax laws.

For fiscal 2017, we expect our effective tax rate to be 17% and our operating tax rate to be 24%. Our expected operating tax rate is reconciled to our expected effective tax rate in the table below.

Forecast
2017
Effective tax rate	17%
Impact of discrete tax items:
Unusual or infrequent items	6%
Items related to uncertain tax positions	1%
Other discrete tax items	—%
Impact of certain items	—%
Operating tax rate	24%

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2014 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2015 remain subject to examination by their respective tax authorities. As of March 31, 2017, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$1	$3	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$6	$4	$10	$8

Equity in earnings of affiliated companies, net of tax, remained consistent in the second quarter fiscal 2017 compared to the same period in fiscal 2016. Equity in earnings of affiliated companies, net of tax, increased $2 million in the first six months of fiscal 2017 compared to the same period of fiscal 2016 primarily due to higher earnings from our Venezuelan equity affiliate.

Net income attributable to noncontrolling interests, net of tax, increased $2 million in the second quarter of fiscal 2017 and the first six months of fiscal 2017 as compared to the same periods in fiscal 2016 due to the higher profitability of our China joint ventures.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2017, we reported net income (loss) attributable to Cabot Corporation of $74 million and $128 million, respectively ($1.18 and $2.03 per diluted common share, respectively). This is compared to net income

(loss) attributable to Cabot Corporation of $48 million and $41 million, respectively ($0.76 and $0.65 per diluted common share, respectively) in the second quarter and first six months of fiscal 2016.

Second Quarter and First Six Months of Fiscal 2017 versus Second Quarter and First Six Months of Fiscal 2016—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and six months ended March 31, 2017 and 2016 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$78	$62	$151	$54
Less: Certain items	—	1	—	(57)
Less: Other unallocated items	(29)	(27)	(51)	(48)
Total segment EBIT	$107	$88	$202	$159

In the second quarter of fiscal 2017, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $16 million and total segment EBIT increased by $19 million when compared to the same period of fiscal 2016. The increases were primarily driven by higher volumes ($30 million) across all segments, the favorable impact of increasing inventory levels ($3 million), and higher unit margins ($4 million), partially offset by higher fixed costs ($15 million) and the unfavorable impact of foreign currency translation ($5 million).

In the first six months of fiscal 2017, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $97 million and total segment EBIT increased by $43 when compared to the same period of fiscal 2016. The increases were primarily driven by higher volumes ($43 million) across all segments, higher unit margins ($9 million), and the favorable impact from inventory comparison ($12 million) partially offset by higher fixed costs ($20 million) and the unfavorable impact of foreign currency translation ($2 million). In addition, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased due to lower spending on global restructuring activities ($41 million) and net foreign currency losses on devaluations ($11 million) in the first six months of 2016 that did not reoccur in the first six months of 2017.

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Global restructuring activities	$(2)	$5	$(2)	$(43)
Net foreign currency loss on devaluations	—	(3)	—	(11)
Legal and environmental matters and reserves	2	(1)	2	(3)
Total certain items, pre-tax	—	1	—	(57)
Tax-related certain items:
Tax impact of certain items	—	4	—	19
Discrete tax items	20	—	20	3
Total tax-related certain items	20	4	20	22
Total certain items, after tax	$20	$5	$20	$(35)

Certain items for the second quarter and first six months of fiscal 2017 were primarily comprised of a discrete tax benefit associated with the generation of foreign tax credits upon repatriation of previously taxed foreign earnings. Details of restructuring activities are included in Note J of the consolidated financial statements.

Certain items for the second quarter and first six months of fiscal 2016 include charges primarily related to restructuring activities, tax-related certain items, legal and environmental matters and reserves, and a net foreign currency loss from the devaluation of the Argentine peso, partially offset by a gain on the devaluation of the Venezuelan bolivar. Details of restructuring activities are included in Note J of the consolidated financial statements. Tax-related certain items included discrete tax items, which are unusual and infrequent, and the tax impact of certain foreign exchange losses.

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

Other Unallocated Items

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Interest expense	$(13)	$(14)	$(26)	$(27)
Unallocated corporate costs	(14)	(12)	(26)	(25)
General unallocated income (expense)	(1)	—	4	5
Less: Equity in earnings of affiliated companies, net of tax	1	1	3	1
Total other unallocated items	$(29)	$(27)	$(51)	$(48)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to new technology efforts. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions Segment EBIT.

Costs from Total other unallocated items changed by $2 million in the second quarter of fiscal 2017 as compared to the same period in fiscal 2016 primarily due to increased costs in support of business growth.

Costs from Total other unallocated items changed by $3 million in the first six months of fiscal 2017 as compared to the same period in fiscal 2016 primarily due to an increase in earnings from our Venezuelan equity affiliate, which are adjusted out of the calculation of other unallocated items.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Reinforcement Materials Sales	$352	$261	$647	$549
Reinforcement Materials EBIT	$54	$34	$94	$60

In the second quarter of fiscal 2017, sales in Reinforcement Materials increased by $91 million when compared to the second quarter of fiscal 2016. The increase was principally driven by a more favorable price and product mix (combined $83 million) and higher volumes ($15 million). The favorable price and product mix impact was primarily due to higher selling prices in the quarter from price adjustments to customers for increases in raw material costs and higher contract and spot prices. The increases were partially offset by the unfavorable impact of foreign currency translation ($6 million).

In the first six months of fiscal 2017, sales in Reinforcement Materials increased by $98 million when compared to the first six months of fiscal 2016. The increase was principally driven by a more favorable price and product mix (combined $88 million) and higher volumes ($16 million), partially offset by the unfavorable impact of foreign currency translation ($6 million). The more favorable price and product mix impact was primarily due to higher selling prices in the quarter from price adjustments to customers for increases in raw material costs and higher contract and spot prices.

EBIT in Reinforcement Materials increased by $20 million in the second quarter of fiscal 2017 compared to the same period of fiscal 2016. The increase was principally driven by higher unit margins ($20 million) and higher volumes ($7 million), partially offset by higher fixed costs ($5 million) and the unfavorable impact of foreign currency translation ($4 million). Higher unit margins were driven by price improvements in calendar year 2017 customer agreements, spot pricing in China and energy center revenues.

EBIT in Reinforcement Materials increased by $34 million in the first six months of fiscal 2017 compared to the same period of fiscal 2016. The increase was principally driven by higher unit margins ($31 million), higher volumes ($8 million) and the favorable impact of inventory comparison ($4 million), partially offset by higher fixed costs ($6 million) and the unfavorable impact of foreign currency translation ($2 million).  Higher unit margins were driven by price improvements in calendar year 2017 customer agreements and spot pricing in China.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Specialty Carbons and Formulations Sales	$162	$145	$300	$285
Metal Oxides Sales	66	71	133	138
Performance Chemicals Sales	$228	$216	$433	$423
Performance Chemicals EBIT	$51	$58	$100	$108

In the second quarter of fiscal 2017, sales in Performance Chemicals increased by $12 million when compared to the second quarter of fiscal 2016. The increase was due to higher volumes ($25 million), partially offset by a less favorable price and product mix (combined $8 million) and the unfavorable impact of foreign currency translation ($5 million).  Higher volumes were primarily related to the Specialty Carbons and Formulations business in both Europe and China. The price and product mix impact was primarily driven by an unfavorable mix of sales by application, with lower Metal Oxides sales into electronics.

In the first six months of fiscal 2017, sales in Performance Chemicals increased by $10 million when compared to the same period of fiscal 2016. The increase was primarily due to a higher volumes ($30 million), partially offset by a less favorable price and product mix (combined $13 million) and the unfavorable impact of foreign currency translation ($8 million). Higher volumes were primarily related to the Specialty Carbons and Formulations business in both Europe and China.

EBIT in Performance Chemicals decreased by $7 million in the second quarter of fiscal 2017 when compared to the same quarter of fiscal 2016 principally due to lower unit margins ($14 million), higher fixed costs ($6 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by higher volumes ($15 million). Lower unit margins were primarily due to higher raw material costs in Specialty Carbons and Formulations.

EBIT in Performance Chemicals decreased by $8 million in the first six months of fiscal 2017 when compared to the same period of fiscal 2016 principally due to lower unit margins ($16 million), higher fixed costs ($11 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($19 million).  Lower unit margins were primarily due to higher raw material costs in Specialty Carbons and Formulations.  Higher fixed costs were primarily due to increased maintenance costs from plant turnarounds.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and the first six months of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Purification Solutions Sales	$67	$67	$136	$133
Purification Solutions EBIT	$2	$(2)	$6	$(7)

Sales in Purification Solutions remained consistent in the second quarter of fiscal 2017 compared to the same period of fiscal 2016. Sales in Purification Solutions increased by $3 million in the first six months of fiscal 2017 when compared to the same period of fiscal 2016 due to higher volumes ($14 million), partially offset by a less favorable price and product mix (combined $11 million).  Higher volumes were driven by higher demand for activated carbon in gas and air applications as coal fired utilities were required to be in compliance with MATS by April 2016. This increase in MATS-related volumes also drove the less favorable price and product mix.

EBIT in Purification Solutions increased by $4 million in the second quarter of fiscal 2017 when compared to the same quarter of fiscal 2016 due to the favorable impact from higher volumes ($4 million) and an increase in inventory levels this year compared to a reduction in inventory levels last year ($2 million), partially offset by higher fixed costs ($2 million). EBIT in Purification Solutions increased by $13 million in the first six months of fiscal 2017 when compared to the same period of fiscal 2016 due to higher volumes ($9 million), the favorable impact of inventory comparisons ($8 million) and the favorable impact of foreign currency translation ($1 million), partially offset by lower unit margins ($4 million) and higher fixed costs ($2 million).

Specialty Fluids

Sales and EBIT for Specialty Fluids for the second quarter and the first six months of fiscal 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In millions)
Specialty Fluids Sales	$7	$6	$18	$13
Specialty Fluid EBIT	$—	$(2)	$2	$(2)

Sales in Specialty Fluids increased by $1 million in the second quarter of fiscal 2017 when compared to the same period of fiscal 2016, primarily due to higher volumes ($4 million), partially offset by a less favorable price and product mix (combined $2 million). Sales in Specialty Fluids increased by $5 million in the first six months of fiscal 2017 when compared to the same period of fiscal 2016, primarily due to higher volumes ($8 million), partially offset by a less favorable price and product mix (combined $3 million). The increase in volumes for both comparative periods was driven by stronger demand for fine cesium chemicals.

EBIT in Specialty Fluids increased by $2 million in the second quarter of fiscal 2017 compared to the same period of fiscal 2016. The increase was due to higher volumes ($4 million), partially offset by lower unit margins ($1 million). EBIT in Specialty Fluids increased by $4 million in the first six months of fiscal 2017 when compared to the same period of fiscal 2016 due to higher volumes ($7 million) partially offset by lower unit margins ($2 million).

Outlook

We expect Reinforcement Materials volumes in the third quarter to be consistent with the second quarter.  The segment’s fixed costs are expected to be higher in the third quarter in light of a higher level of planned maintenance activity. While we expect demand in our Performance Chemicals end markets to remain robust, the segment will likely continue to see some year-over-year impact from higher feedstock costs. Further, we expect Purification Solutions will benefit from volume growth in the third quarter, but that this will be offset by the effect of expected inventory drawdowns and expected higher fixed costs associated with planned turnaround activities during the period.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $71 million during the first six months of fiscal 2017 which was primarily attributable to a lower cash balance at March 31, 2017. As of March 31, 2017, we had cash and cash equivalents of $133 million and borrowing availability under our revolving credit agreement of $996 million. Borrowings under our revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. Our outstanding balance of commercial paper was $4 million as of March 31, 2017. At March 31, 2017, we were in compliance with all covenants under our revolving credit facility, including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

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

We issued $250 million of 2.55% fixed rate debt in fiscal 2012 that matures on January 15, 2018. Our intention is to refinance these securities prior to their maturity.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $51 million in the first six months of fiscal 2017 compared to $188 million during the same period of fiscal 2016.

Cash provided by operating activities in the first six months of fiscal 2017 was driven primarily by net income, excluding the non-cash impact of depreciation and amortization of $76 million. In addition, there was an increase in accounts payable and accrued liabilities. Partially offsetting these cash inflows was an increase in accounts and notes receivable, inventories, and deferred tax benefits.

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

Cash Flows from Investing Activities

In the six months ended March 31, 2017, investing activities consumed $47 million of cash, which was primarily driven by capital expenditures of $45 million. These capital expenditures were primarily for sustaining and compliance capital projects at our operating facilities. In the six months ended March 31, 2016, investing activities consumed $41 million of cash, which was primarily driven by capital expenditures of $52 million, offset by $16 million of proceeds from the sale of land.

Capital expenditures for fiscal 2017 are expected to be approximately $150 million. Our planned capital spending program for fiscal 2017 is primarily for sustaining, compliance, and improvement capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $35 million of cash in the first six months of fiscal 2017 compared to $61 million of cash consumed in the first six months of fiscal 2016. In the first six months of fiscal 2017, we used our cash for share repurchases and dividend distributions. In the first six months of fiscal 2016, we used our cash for share repurchases, dividend distributions and to repay debt.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2017.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Reinforcement Materials	$109	$210	$206	$133	$100	$1,435	$2,193
Performance Chemicals	24	44	31	23	22	109	253
Purification Solutions	6	8	6	6	—	—	26
Total	$139	$262	$243	$162	$122	$1,544	$2,472

Off-balance sheet arrangements

We have no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance; demand for our products and our overall expectations for segment results in the third quarter of fiscal 2017; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; our plans to refinance our 2.55% fixed rate debt prior to its maturity; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2017; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; changes in environmental requirements in the U.S.; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2016 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new standard, the “Revenue from Contracts with Customers”, which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years, and early adoption is permitted for the fiscal years beginning after December 15, 2016. We expect to adopt this standard on October 1, 2018. We are currently evaluating the impact the adoption of this standard may have on our consolidated financial statements.

In February 2016, the FASB issued a new standard for the accounting for leases. This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years, and early adoption is permitted. We expect to adopt the standard on October 1, 2019. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued a new standard that amends the accounting standard for stock compensation by simplifying several aspects of the accounting for employee share-based payment transactions, including the related accounting for income taxes, forfeitures, and the withholding of shares to satisfy the employer’s tax withholding requirements, as well as classification in the statements of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. We are evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact our consolidated financial statements.

In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows such as distributions received from equity method investees, proceeds from settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In January 2017, the FASB issued a new standard that amends and simplifies the accounting standard for goodwill impairment.  The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.  The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, and early adoption is permitted for any impairment tests performed after January 1, 2017.  We adopted this standard on January 1, 2017.  The adoption of this standard did not have any impact on our consolidated financial statements.

In March 2017, the FASB issued a new standard that amends the requirements on the presentation of net periodic pension and postretirement benefit cost.  Currently, net benefit costs are reported as employee costs within operating income.  The new standard requires the service cost component to be presented with other employee compensation costs.  The other components will be reported separately outside of operations.  The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted as of the beginning of any annual period for which an entity’s financial statements (interim or annual) have not been issued.  The adoption of this standard is not expected to materially impact our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2017 does not differ materially from that discussed under Item 7A of our 2016 10-K.

Item 4.	Controls and Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2017 and September 30, 2016, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At March 31, 2017 and September 30, 2016, the reserve was $19 million and $21 million, respectively. Cash payments related to this liability were approximately $2 million in the first six months of both fiscal 2017 and 2016.

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

Other Matters

We are subject to various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business and with respect to our divested businesses. We do not believe that any of these matters will have a material adverse effect on our financial position; however, litigation is inherently unpredictable.  We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material impact on our results of operations in the period in which the amounts are accrued or our cash flows in the period in which the amounts are paid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2017 - January 31, 2017	—	$—	—	2,570,824
February 1, 2017 - February 28, 2017	105,000	$58.05	105,000	2,465,824
March 1, 2017 - March 31, 2017	150,000	$58.53	150,000	2,315,824
Total	255,000		255,000

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

Exhibit 3.2

The By-laws of Cabot Corporation as amended January 8, 2016 (incorporated herein by reference to Exhibit 3.1 of Cabot Corporation’s  Quarterly Report on Form 10-Q for  the quarterly period ended December 31, 2015, file reference 1-5667, filed with the SEC on February 5, 2016).

Exhibit 10.1*†	2017 Long-Term Incentive Plan.

Exhibit 10.2*†

Amendment, dated February 28, 2017, to the Assignment Letter between Nicholas Stewart Cross and Cabot Corporation, effective May 15, 2015, modifying the Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016; (iii) the Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabot Corporation

Date: May 8, 2017	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 8, 2017	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 3.1

Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit 3.2

The By-laws of Cabot Corporation as amended January 8, 2016 (incorporated herein by reference to Exhibit 3.1 of Cabot Corporation’s  Quarterly Report on Form 10-Q for  the quarterly period ended December 31, 2015, file reference 1-5667, filed with the SEC on February 5, 2016).

Exhibit 10.1*†	2017 Long-Term Incentive Plan.

Exhibit 10.2*†

Amendment, dated February 28, 2017, to the Assignment Letter between Nicholas Stewart Cross and Cabot Corporation, effective May 15, 2015, modifying the Employment Agreement between Nicholas Stewart Cross and Cabot Switzerland GmbH effective April 1, 2010.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016; (iii) the Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, March 31, 2017.