Form 10-Q
period 2017-06-30
CABOT CORP
filed 2017-08-07
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The Company had 62,229,151 shares of common stock, $1.00 par value per share, outstanding as of August 3, 2017.

CABOT CORPORATION

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net sales and other operating revenues	$705	$621	$1,994	$1,792
Cost of sales	546	461	1,509	1,383
Gross profit	159	160	485	409
Selling and administrative expenses	63	64	191	197
Research and technical expenses	14	13	40	40
Income (loss) from operations	82	83	254	172
Interest and dividend income	3	1	7	4
Interest expense	(13)	(13)	(39)	(40)
Other income (expense)	(6)	3	(5)	(8)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	66	74	217	128
(Provision) benefit for income taxes	(16)	(15)	(32)	(21)
Equity in earnings of affiliated companies, net of tax	3	1	6	2
Net income (loss)	53	60	191	109
Net income (loss) attributable to noncontrolling interests, net of tax	8	4	18	12
Net income (loss) attributable to Cabot Corporation	$45	$56	$173	$97

Weighted-average common shares outstanding:
Basic	62.4	62.4	62.3	62.4
Diluted	62.7	62.9	62.8	62.9

Earnings per common share:
Basic	$0.71	$0.90	$2.75	$1.55
Diluted	$0.71	$0.88	$2.74	$1.53

Dividends per common share	$0.315	$0.30	$0.915	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net income (loss)	$53	$60	$191	$109
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax provision (benefit) of $(4), $—, $(1) and $—	54	(13)	(15)	5
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	—	—	—	(1)
Amortization of net loss and prior service credit included in net periodic benefit cost, net of tax	—	(1)	2	—
Other comprehensive income (loss)	54	(14)	(13)	4
Comprehensive income (loss)	107	46	178	113
Net income (loss) attributable to noncontrolling interests, net of tax	8	4	18	12
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	3	(3)	—	(5)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	11	1	18	7
Comprehensive income (loss) attributable to Cabot Corporation	$96	$45	$160	$106

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30,	September 30,
	2017	2016
	(In millions)
Current assets:
Cash and cash equivalents	$198	$200
Accounts and notes receivable, net of reserve for doubtful accounts of $9 and $8	517	456
Inventories:
Raw materials	83	66
Work in process	2	1
Finished goods	272	237
Other	41	38
Total inventories	398	342
Prepaid expenses and other current assets	51	49
Total current assets	1,164	1,047
Property, plant and equipment, net	1,267	1,290
Goodwill	153	152
Equity affiliates	55	53
Intangible assets, net	137	140
Assets held for rent	103	97
Deferred income taxes	254	216
Other assets	45	40
Total assets	$3,178	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30,	September 30,
	2017	2016
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$7	$7
Accounts payable and accrued liabilities	394	364
Income taxes payable	27	25
Current portion of long-term debt	251	1
Total current liabilities	679	397
Long-term debt	665	914
Deferred income taxes	47	41
Other liabilities	283	285
Redeemable preferred stock	27	26
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding : None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 62,433,746 and 62,449,425 shares
Outstanding: 62,229,151 and 62,210,711 shares	62	62
Less cost of 204,595 and 238,714 shares of common treasury stock	(6)	(7)
Additional paid-in capital	—	—
Retained earnings	1,655	1,544
Accumulated other comprehensive income (loss)	(338)	(325)
Total Cabot Corporation stockholders' equity	1,373	1,274
Noncontrolling interests	104	98
Total stockholders' equity	1,477	1,372
Total liabilities and stockholders’ equity	$3,178	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	June 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$191	$109
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	115	122
Long-lived asset impairment charge	—	23
Deferred tax benefit	(26)	(13)
Equity in net income of affiliated companies	(6)	(2)
Non-cash compensation	10	13
Tax benefit from stock based compensation awards	(8)	(2)
Other non-cash (income) expense	(2)	3
Changes in assets and liabilities:
Accounts and notes receivable	(64)	42
Inventories	(57)	61
Prepaid expenses and other current assets	(7)	9
Accounts payable and accrued liabilities	34	(56)
Income taxes payable	3	(8)
Other liabilities	(9)	(14)
Cash dividends received from equity affiliates	9	8
Cash provided by operating activities	183	295

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(86)	(80)
Proceeds from the sale of land	—	16
Change in assets held for rent	(5)	(6)
Other	2	—
Cash used in investing activities	(89)	(70)

Cash Flows from Financing Activities:
Repayments under financing arrangements	(3)	(3)
Increase in notes payable, net	2	—
Proceeds from (repayments of) issuance of commercial paper, net	—	(11)
Repayments of long-term debt	(1)	(1)
Purchases of common stock	(43)	(27)
Proceeds from sales of common stock	21	6
Tax benefit from stock based compensation awards	8	2
Cash dividends paid to noncontrolling interests	(13)	(16)
Cash dividends paid to common stockholders	(57)	(47)
Cash used in financing activities	(86)	(97)
Effects of exchange rate changes on cash	(10)	17
Increase (decrease) in cash and cash equivalents	(2)	145
Cash and cash equivalents at beginning of period	200	77
Cash and cash equivalents at end of period	$198	$222

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reinforcement Materials	54%	46%	53%	48%
Performance Chemicals	34%	38%	35%	38%
Purification Solutions	10%	13%	11%	12%
Specialty Fluids	2%	3%	1%	2%

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. There were no material changes in the allowance for any of the periods presented. There is no material off-balance sheet credit exposure related to customer receivable balances.

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

Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2017, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 13%. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) growth in demand for Cabot’s existing portfolio of activated carbon products and new products developed for environmental and specialty applications; and (2) stable demand in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under the U.S. Mercury and Air Toxics Standards regulation (“MATS”). In April 2017, the U.S. Environmental Protection Agency (EPA) indicated that it intends to review the cost benefit analysis previously prepared by the EPA in support of MATS to determine if the EPA should reconsider MATS or some part of it.

Realizing the Company’s growth assumptions in the Purification Solutions reporting unit is generally driven by macroeconomic conditions, environmental regulations, technology advances, and global and regional competition. Failure to achieve the Company’s projected growth in environmental and/or specialty applications and/or actions taken by the EPA related to MATS that decrease demand for the Company’s products for mercury removal, could have a negative impact on the financial results and fair value of the Purification Solutions reporting unit, which may lead to impairment.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $31 million and $27 million higher as of June 30, 2017 and September 30, 2016, respectively. The cost of Specialty Fluids inventories that are classified as assets held for rent is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

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

In March 2016, the FASB issued a new standard that amends the accounting standard for stock compensation by simplifying several aspects of the accounting for employee share-based payment transactions, including the related accounting for income taxes, forfeitures, and the withholding of shares to satisfy the employer’s tax withholding requirements, as well as classification in the statements of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. The Company expects to adopt the standard on October 1, 2017. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

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

In January 2017, the FASB issued a new standard that amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, and early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted this standard on January 1, 2017. The adoption of this standard had no impact on the Company’s consolidated financial statements.

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

C. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30,
	2017		2016		2017		2016
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	1	1	1	2	1	—	1	—
Expected return on plan assets	(3)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	—	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	—	—	—	—	—
Net periodic benefit (credit) cost	$(1)	$1	$—	$1	$—	$—	$—	$—

	Nine Months Ended June 30,
	2017		2016		2017		2016
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$7	$1	$6	$—	$—	$—	$—
Interest cost	3	4	4	6	1	—	1	—
Expected return on plan assets	(8)	(10)	(8)	(10)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(3)	—
Amortization of actuarial loss	—	4	—	2	—	—	—	—
Settlement and curtailment cost (credit)	—	—	—	—	—	—	(1)	—
Net periodic benefit (credit) cost	$(4)	$5	$(3)	$4	$(1)	$—	$(3)	$—

D. Goodwill and Intangible Assets

Cabot had goodwill balances of $153 million and $152 million at June 30, 2017 and September 30, 2016, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine month period ended June 30, 2017 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(In millions)
Balance at September 30, 2016	$52	$9	$91	$152
Foreign currency impact	1	—	—	1
Balance at June 30, 2017	$53	$9	$91	$153

The following table provides information regarding the Company’s intangible assets:

	June 30, 2017			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$48	$(6)	$42	$48	$(4)	$44
Trademarks	16	(1)	15	16	(1)	15
Customer relationships	93	(13)	80	90	(9)	81
Total intangible assets	$157	$(20)	$137	$154	$(14)	$140

Intangible assets are amortized over their estimated useful lives, which range from fourteen to twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three month periods ended June 30, 2017 and 2016 was $2 million and $1 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the nine month periods ended June 30, 2017 and 2016 was $6 million and $5 million, respectively, and is included in the Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

E. Stockholders’ Equity

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions. Cabot has repurchased 2,934,176 shares of its common stock under this authorization. As of June 30, 2017, 2,065,824 shares remain available for repurchase under the current authorization. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first nine months of fiscal 2017 and 2016, Cabot paid cash dividends in the aggregate amount of $0.915 and $0.74, respectively, per share of common stock, with a total cost of $57 million and $47 million, respectively.

Noncontrolling interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2017	2016
	(In millions)
Balance at September 30	$98	$104
Net income (loss) attributable to noncontrolling interests	18	12
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	—	(5)
Dividends declared to noncontrolling interests	(14)	(16)
Contribution from noncontrolling interest	2	—
Balance at June 30	$104	$95

During the nine months ended June 30, 2017, $14 million of dividends were declared to noncontrolling interests, $13 million of which were paid during the period. During the nine months ended June 30, 2016, $16 million of dividends were declared to noncontrolling interests, all of which were paid during the period.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2016, attributable to Cabot Corporation	$(227)	$2	$(100)	$(325)
Other comprehensive income (loss)	(125)	—	1	(124)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	—	(4)
Balance at December 31, 2016, attributable to Cabot Corporation	(348)	2	(99)	(445)
Other comprehensive income (loss)	56	—	1	57
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	—	—	1
Balance at March 31, 2017, attributable to Cabot Corporation	(293)	2	(98)	(389)
Other comprehensive income (loss)	54	—	—	54
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	—	3
Balance at June 30, 2017, attributable to Cabot Corporation	$(242)	$2	$(98)	$(338)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three and nine months ended June 30, 2017 and 2016 were as follows:

		Three Months Ended		Nine Months Ended
	Affected Line Item in the Consolidated	June 30,		June 30,
	Statements of Operations	2017	2016	2017	2016
		(In millions)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note C for details	$1	$—	$4	$2
Amortization of prior service credit	Net Periodic Benefit Cost - see Note C for details	(1)	(1)	(2)	(3)
Settlement and curtailment (credit) cost	Net Periodic Benefit Cost - see Note C for details	—	—	—	(1)
Total before tax		—	(1)	2	(2)
Tax impact	Provision (benefit) for income taxes	—	—	—	1
Total after tax		$—	$(1)	$2	$(1)

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2017.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Reinforcement Materials	$59	$213	$209	$135	$102	$1,458	$2,176
Performance Chemicals	10	36	35	30	28	201	340
Purification Solutions	3	9	7	6	—	—	25
Total	$72	$258	$251	$171	$130	$1,659	$2,541

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

Environmental Matters

As of June 30, 2017 and September 30, 2016, Cabot had $12 million and $14 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $2 million in the first nine months of both fiscal 2017 and fiscal 2016. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of June 30, 2017 and September 30, 2016, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At June 30, 2017 and September 30, 2016, the reserve was $18 million and $21 million, respectively. Cash payments related to this liability were approximately $3 million in the first nine months of both fiscal 2017 and fiscal 2016.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Provision (benefit) for income taxes	$16	$15	$32	$21
Effective tax rate	22%	21%	14%	17%

During the three and nine months ended June 30, 2017, the Company recorded tax provisions of $16 million and $32 million, respectively, resulting in effective tax rates of 22% and 14%, respectively. For the three and nine months ended June 30, 2017, these amounts included a net discrete tax expense of $5 million and a net discrete tax benefit of $15 million, respectively, primarily comprised of a tax expense associated with various return to provision adjustments related to tax return filings and a tax benefit associated with the generation of excess foreign tax credits upon repatriation of previously taxed foreign earnings. During the three and nine months ended June 30, 2016, the Company recorded tax provisions of $15 million and $21 million, respectively, resulting in effective tax rates of 21% and 17%, respectively. For the three and nine months ended June 30, 2016, these amounts included a net discrete tax expense of $3 million and a net discrete tax benefit of $2 million, respectively, primarily comprised of net tax expenses associated with various return to provision adjustments related to tax return filings and nontaxable foreign exchange gains and losses in certain jurisdictions, partially offset by benefits from the renewal of the U.S. Research and Experimentation credit and releases of reserves for uncertain tax positions.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by the United States Internal Revenue Service and various tax years from 2005 through 2015 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2015 remain subject to examination by their respective tax authorities. As of June 30, 2017, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

During the three and nine months ended June 30, 2017, Cabot released uncertain tax positions of less than $1 million and $3 million, respectively, due to the expirations of statutes of limitations in various jurisdictions. During the three and nine months ended June 30, 2016, Cabot released uncertain tax positions of less than $1 million and $3 million, respectively, due to the expirations of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (EPS) computations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$45	$56	$173	$97
Less: Undistributed earnings allocated to participating securities(1)	—	—	1	—
Earnings (loss) allocated to common shareholders (numerator)	$45	$56	$172	$97

Weighted average common shares and participating securities outstanding	62.9	62.9	62.8	62.9
Less: Participating securities(1)	0.5	0.5	0.5	0.5
Adjusted weighted average common shares (denominator)	62.4	62.4	62.3	62.4

Earnings per common share - basic:	$0.71	$0.90	$2.75	$1.55

Diluted EPS:
Earnings (loss) allocated to common shareholders	$45	$56	$172	$97
Plus: Earnings (loss) allocated to participating securities	—	—	1	—
Less: Adjusted earnings allocated to participating securities(2)	—	—	1	1
Earnings (loss) allocated to common shareholders (numerator)	$45	$56	$172	$96

Adjusted weighted average common shares outstanding	62.4	62.4	62.3	62.4
Effect of dilutive securities:
Common shares issuable(3)	0.3	0.5	0.5	0.5
Adjusted weighted average common shares (denominator)	62.7	62.9	62.8	62.9

Earnings per common share - diluted:	$0.71	$0.88	$2.74	$1.53

(1)	Participating securities consist of shares of unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$45	$56	$173	$97
Less: Dividends declared on common stock	19	19	57	47
Undistributed earnings (loss)	$26	$37	$116	$50

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$26	$37	$115	$50
Undistributed earnings (loss) allocated to participating shareholders	—	—	1	—
Undistributed earnings (loss)	$26	$37	$116	$50

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental 401(K) Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2017, 191,616 and 172,969 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2016, 338,854 and 726,589 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and nine months ended June 30, 2017 and 2016 as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Cost of sales	$1	$1	$2	$32
Selling and administrative expenses	—	1	1	8
Research and technical expenses	—	—	—	5
Total	$1	$2	$3	$45

Details of all restructuring activities and the related reserves during the three months ended June 30, 2017 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(In millions)
Reserve at March 31, 2017	$2	$2	$—	$4
Charges	—	—	1	1
Cash paid	(1)	—	(1)	(2)
Reserve at June 30, 2017	$1	$2	$—	$3

Details of all restructuring activities during the nine months ended June 30, 2017 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(In millions)
Reserve at September 30, 2016	$3	$2	$—	$5
Charges	1	—	2	3
Cash paid	(3)	—	(2)	(5)
Reserve at June 30, 2017	$1	$2	$—	$3

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan resulted in the termination of employment for approximately 300 employees across the Company’s global locations.

Total charges related to these actions are expected to be $30 million, of which approximately $29 million was recorded in fiscal 2016. The Company recorded pre-tax charges of approximately $1 million in the first nine months of fiscal 2017, and expects to record less than $1 million through the rest of fiscal 2017 related to these actions. The Company recorded pre-tax charges of approximately $28 million in the first nine months of fiscal 2016, and pre-tax charges of $2 million for the three months ended June 30, 2016 related to these actions. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs.

Cumulative net cash outlays related to these actions are expected to be approximately $30 million, comprised of severance, employee benefits and other transition costs. Through June 30, 2017, the Company has made $29 million in cash payments related to this plan, of which $27 million was paid in fiscal 2016. The Company expects to make $1 million in cash payments through the remainder of fiscal 2017.

As of June 30, 2017, Cabot has less than $1 million of accrued severance charges in the Consolidated Balance Sheet related to these actions.

Additionally, in fiscal 2016 Cabot closed its carbon black manufacturing facility in Merak, Indonesia to consolidate production in Asia using the Company’s Cilegon, Indonesia and other Asian and global carbon black production sites to meet regional demand. The decision was driven by the financial performance at the Merak facility in the years preceding the closure. Manufacturing operations ceased at the end of January 2016.

Total charges related to the Merak closure are expected to be $27 million, of which $25 million was recorded in fiscal 2016. The Company has recorded net charges of less than $1 million in the nine months ended June 30, 2017 and charges of $25 million in the nine months ended June 30, 2016 related to this closure. The charges in the first nine months of fiscal 2016 were comprised of $22 million of non-cash asset impairments and accelerated depreciation and $3 million of severance and employee benefits. Pre-tax charges related to this plan were less than $1 million in the three month periods ended June 30, 2017 and 2016.

Future anticipated site closure costs for the Merak facility, comprised mainly of site demolition, clearing and environmental remediation charges, and other miscellaneous costs, are expected to total approximately $2 million in the remainder of fiscal 2017 and thereafter.

Total net cash outlays related to this closure are expected to be approximately $6 million, comprised of $3 million of severance payments, and $3 million of site demolition, clearing, environmental and other costs. Through June 30, 2017, the Company has made $3 million in cash payments related to this plan, mainly for severance, and expects to pay approximately $3 million through the remainder of fiscal 2017 and thereafter for site demolition, clearing, environmental remediation, and severance costs.

As of June 30, 2017, Cabot has approximately $1 million of accrued severance costs in the Consolidated Balance Sheet related to the Merak facility closure.

Other Actions

Cabot has recorded approximately $1 million of severance charges in the nine months ended June 30, 2017, nearly all of which has been paid.

Additionally, in previous years, the Company has entered into other various restructuring actions that have been substantially completed, other than the sale of assets from certain closed sites that remain to be completed. The Company has recorded a total net charge of less than $1 million related to these plans in the nine months ended June 30, 2017 and a net benefit of $7 million in the nine months ended June 30, 2016, driven by gains from the sale of certain assets. Pre-tax charges related to these actions were less than $1 million in the three month periods ended both June 30, 2017 and 2016.

Cabot expects to pay $2 million related to these actions in the remainder of fiscal 2017 and thereafter mainly for accrued environmental and other closure related costs. As of June 30, 2017, Cabot has approximately $2 million of accrued environmental costs in the Consolidated Balance Sheets related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2017 or 2016.

At June 30, 2017 and September 30, 2016, Cabot had derivatives relating to foreign currency risks carried at fair value. At June 30, 2017, the fair value of these derivatives was a net liability of $3 million and was included in Accounts payable and accrued liabilities, Other liabilities, and Prepaid expenses and other current assets on the Consolidated Balance Sheets. At September 30, 2016, the fair value of these derivatives was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both June 30, 2017 and September 30, 2016, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $12 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2017 and September 30, 2016, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.91 billion and $0.94 billion, respectively, as of June 30, 2017 and $0.91 billion and $0.98 billion, respectively, as of September 30, 2016. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of June 30, 2017 and September 30, 2016 to manage foreign currency risk.

Notional Amount
Description	Borrowing	June 30, 2017	September 30, 2016	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 5 million	USD 4 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Indonesian rupiah and Czech koruna.

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

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in AOCI while changes in the ineffective portion are reported in earnings. Effectiveness is assessed based on the hypothetical derivative method. There was no ineffectiveness for the nine months ended June 30, 2017. The gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

During the fourth quarter of fiscal 2016, the Company entered into cross currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements periodically occur for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026 under these cross currency swaps. During the nine month period ended June 30, 2017, the Company received net cash interest of $2 million. During the three and nine months ended June 30, 2017, the Company recognized a loss of $10 million and $2 million, respectively, related to these swaps through Foreign currency translation adjustment in other comprehensive income (loss). As of June 30, 2017, the fair value of these swaps was a net liability of $3 million and was included in Prepaid expenses and other current assets and Other liabilities and the cumulative loss of $1 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2016, the fair value of these swaps was a net asset of $1 million and was included in Other assets and the cumulative gain of $1 million was included in AOCI on the Consolidated Balance Sheets. There were no gains or losses reclassified from AOCI into earnings during the first nine months of fiscal 2017 or fiscal 2016.

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

At both June 30, 2017 and September 30, 2016, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

M. Venezuela

Cabot owns 49% of an operating carbon black affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2017, these subsidiaries carried the operating affiliate investment of $15 million.

During the nine month periods ended June 30, 2017 and 2016, the Company received dividends in the amounts of $3 million and $2 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. During the third quarter of fiscal 2017, the exchange rate that was made available to the Company when converting these dollars to bolivars was changed from 709 bolivars to the U.S. dollar to 2,640 bolivars to the U.S. dollar. The operating affiliate remeasured its bolivar denominated monetary accounts to reflect the new rate. The impact of the exchange rate devaluation on the operating affiliate’s results was a net gain of $1 million during the third quarter of fiscal 2017.

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

The Performance Chemicals segment combines the specialty carbons and compounds and inkjet colorants product lines into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel product lines into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Specialty Carbons and Formulations	$154	$152	$454	$437
Metal Oxides	75	76	208	214
Total Performance Chemicals	$229	$228	$662	$651

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2017
Revenues from external customers(2)	$367	$229	$71	$12	$679	$26	$705
Income (loss) from continuing operations before income taxes(3)	$51	$46	$(2)	$4	$99	$(33)	$66

Three Months Ended June 30, 2016
Revenues from external customers(2)	$270	$228	$77	$19	$594	$27	$621
Income (loss) from continuing operations before income taxes(3)	$35	$59	$—	$10	$104	$(30)	$74

Nine Months Ended June 30, 2017
Revenues from external customers(2)	$1,014	$662	$207	$30	$1,913	$81	$1,994
Income (loss) from continuing operations before income taxes(3)	$145	$146	$4	$6	$301	$(84)	$217

Nine Months Ended June 30, 2016
Revenues from external customers(2)	$819	$651	$210	$32	$1,712	$80	$1,792
Income (loss) from continuing operations before income taxes(3)	$95	$167	$(7)	$8	$263	$(135)	$128

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(4)	$—	$(6)	$—
Shipping and handling fees	30	27	87	80
Total	$26	$27	$81	$80

(3)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statement of Operations. Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Interest expense	$(13)	$(13)	$(39)	$(40)
Certain Items:(a)
Global restructuring activities	(1)	(2)	(3)	(45)
Non-recurring gains (losses) on foreign exchange	(1)	—	(1)	(11)
Legal and environmental matters and reserves	—	(1)	2	(4)
Executive transition costs	—	(3)	—	(3)
Total certain items, pre-tax	(2)	(6)	(2)	(63)
Unallocated corporate costs(b)	(11)	(11)	(37)	(36)
General unallocated income (expense)(c)	(4)	1	—	6
Less: Equity in earnings of affiliated companies, net of tax(d)	3	1	6	2
Total	$(33)	$(30)	$(84)	$(135)

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

Critical Accounting Policies

The preparation of our financial statements is in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have not substantially changed from those described in the 2016 Form 10-K. We have updated the discussion of the Intangible Asset and Goodwill Impairment policy included below to reflect recent events.

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

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include our best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level.

Based on our most recent annual goodwill impairment test performed as of May 31, 2017, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 13%. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) growth in demand for our existing portfolio of activated carbon products and new products developed for environmental and specialty applications; and (2) stable demand in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under the U.S. Mercury and Air Toxics Standards regulation (“MATS”). In April 2017, the U.S. Environmental Protection Agency (EPA) indicated that it intends to review the cost benefit analysis previously prepared by the EPA in support of MATS to determine if the EPA should reconsider MATS or some part of it.

Realizing our growth assumptions in the Purification Solutions reporting unit is generally driven by macroeconomic conditions, environmental regulations, technology advances, and global and regional competition. Failure to achieve our projected growth in environmental and/or specialty applications and/or actions taken by the EPA related to MATS that decrease demand for our products for mercury removal, could have a negative impact on the financial results and fair value of the Purification Solutions reporting unit, which may lead to impairment.

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

Our discussion under the heading “Third Quarter and First Nine Months of Fiscal 2017 versus Third Quarter and First Nine Months of Fiscal 2016—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments, provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment

EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Third Quarter and First Nine Months of Fiscal 2017 versus Third Quarter and First Nine Months of Fiscal 2016—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

•	Non-recurring gains (losses) on foreign exchange, which primarily relate to the impact of controlled currency devaluations on our net monetary assets denominated in that currency.
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

Overview

During the third quarter of fiscal 2017, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the third quarter of fiscal 2016 primarily due to lower volumes across all segments and higher fixed costs, partially offset by the favorable impact of inventory changes and favorable unit margins in the Reinforcement Materials and Specialty Fluids segments. During the first nine months of fiscal 2017, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the first nine months of fiscal 2016 primarily due to higher volumes across all segments, except Specialty Fluids, and higher unit margins in Reinforcement Materials. In addition, in the first nine months of 2016, we recorded charges associated with restructuring plans, including costs associated with the closure of our facility in Merak, Indonesia, which did not reoccur in the first nine months of 2017.

Third Quarter of Fiscal 2017 versus Third Quarter of Fiscal 2016—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Net sales and other operating revenues	$705	$621	$1,994	$1,792
Gross profit	$159	$160	$485	$409

The $84 million increase in net sales in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was driven by a more favorable price and product mix (combined $113 million) primarily in Reinforcement Materials. The favorable price and product mix was partially offset by an unfavorable impact from foreign currency translation ($14 million) and lower volumes ($12 million). For the first nine months of fiscal 2017, net sales increased $202 million compared to the first nine months of fiscal 2016 primarily due to higher volumes ($57 million) and a more favorable price and product mix ($174 million). These increases were partially offset by an unfavorable impact from foreign currency translation ($28 million).

Gross profit decreased by $1 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to lower volumes and higher fixed costs, partially offset by a favorable impact from changing inventory levels. For the first nine months of fiscal 2017, gross profit increased by $76 million primarily due to higher volumes across all segments except Specialty Fluids and higher unit margins in Reinforcement Materials.

Selling and Administrative Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Selling and administrative expenses	$63	$64	$191	$197

Selling and administrative expenses decreased by $1 million in the third quarter of fiscal 2017 compared to the same period of fiscal 2016 primarily due to spending in fiscal 2016 related to executive transition costs that did not reoccur in fiscal 2017. For the first nine months of fiscal 2017, selling and administrative expenses decreased by $6 million compared to the first nine months of fiscal 2016 primarily due to charges recorded in fiscal 2016 for restructuring actions taken to reduce fixed costs across the Company that did not reoccur in fiscal 2017.

Research and Technical Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Research and technical expenses	$14	$13	$40	$40

Research and technical expenses increased by $1 million in the third quarter of fiscal 2017 compared to the same period of fiscal 2016 due to higher spending on growth projects across the Company. For the first nine months of fiscal 2017, research and technical expenses were flat compared to the first nine months of fiscal 2016.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Interest and dividend income	$3	$1	$7	$4
Interest expense	$(13)	$(13)	$(39)	$(40)
Other income (expense)	$(6)	$3	$(5)	$(8)

Interest and dividend income increased by $2 million in the third quarter of fiscal 2017 compared to the same period of fiscal 2016 due to interest earned on higher cash balances. For the first nine months of fiscal 2017, interest and dividend income increased by $3 million compared to the same period of fiscal 2016 due to interest earned on higher cash balances.

Interest expense was flat in the third quarter of fiscal 2017 compared to the same period in fiscal 2016. Interest expense decreased by $1 million during the first nine months of fiscal 2017 compared to the same period in fiscal 2016 primarily due to lower average borrowing rates.

Other income (expense) changed by $9 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to an unfavorable comparison of foreign currency movements. Other income (expense) changed by $3 million in the first nine months of fiscal 2017 compared to the same period of fiscal 2016 due to a favorable comparison of foreign currency movements, primarily the devaluation of the Argentine peso in fiscal 2016.

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Provision (benefit) for income taxes	$16	$15	$32	$21

Effective tax rate	22%	21%	14%	17%
Impact of discrete tax items(a):
Unusual or infrequent items	(4)%	—%	7%	1%
Items related to uncertain tax positions	(2)%	—%	—%	1%
Other discrete tax items	5%	1%	—%	—%
Impact of certain items	—%	2%	—%	5%
Operating tax rate	21%	24%	21%	24%

During the three and nine months ended June 30, 2017, we recorded tax provisions of $16 million and $32 million, respectively, resulting in effective tax rates of 22% and 14%, respectively. For the three and nine months ended June 30, 2017, these amounts included a net discrete tax expense of $5 million and a net discrete tax benefit of $15 million, respectively. The operating tax rate for both the three and nine months ended June 30, 2017 was 21%. During the three and nine months ended June 30, 2016, we recorded tax provisions of $15 million and $21 million, respectively, resulting in effective tax rates of 21% and 17%, respectively. For the three and nine months ended June 30, 2016, these amounts included a net discrete tax expense of less than $1 million and a net discrete tax benefit of $2 million, respectively. The operating tax rate for both the three and nine months ended June 30, 2016 was 24%.

(a)	The nature of the discrete tax items for the periods ended June 30, 2017 and 2016 were as follows:
(i)

Unusual or infrequent items during the three and nine months ended June 30, 2017 and 2016 included net tax impacts from nontaxable foreign exchange gains and losses in certain jurisdictions; and, the renewal of the U.S. Research and Experimentation credit and extraordinary dividends from subsidiaries (nine months ended June 30, 2016 only). Unusual or infrequent items during the three and nine months ended June 30, 2017 also included the net tax impacts from excess foreign tax credits upon repatriation of previously taxed foreign earnings and the accrual of U.S. tax on certain foreign earnings;

(ii)

Items related to uncertain tax positions during the three and nine months ended June 30, 2017 and 2016 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, the accrual of interest on uncertain tax positions, and the accrual of a prior year uncertain tax position (three and nine months ended June 30, 2017 only), and;

(iii)

Other discrete tax items during the three and nine months ended June 30, 2017 and 2016 included net tax impacts from various return to provision adjustments related to tax return filings and changes in tax laws.

For fiscal 2017, we expect our effective tax rate to be 16% and our operating tax rate to be 21%. Our expected operating tax rate is reconciled to our expected effective tax rate in the table below.

Forecast
2017
Effective tax rate	16%
Impact of discrete tax items:
Unusual or infrequent items	5%
Items related to uncertain tax positions	—%
Other discrete tax items	—%
Impact of certain items	—%
Operating tax rate	21%

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2015 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2015 remain subject to examination by their respective tax authorities. As of June 30, 2017, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Equity in earnings of affiliated companies, net of tax	$3	$1	$6	$2
Net income (loss) attributable to noncontrolling interests, net of tax	$8	$4	$18	$12

Equity in earnings of affiliated companies, net of tax increased $2 million in the third quarter fiscal 2017 and increased $4 million in the first nine months of fiscal 2017 compared to the same period of fiscal 2016. The changes in both comparative periods are primarily due to higher earnings from our Venezuelan equity affiliate.

Net income (loss) attributable to noncontrolling interests, net of tax, increased $4 million in the third quarter of fiscal 2017 and $6 million in the first nine months of fiscal 2017 as compared to the same periods in fiscal 2016 primarily due to the higher profitability of our China joint ventures.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2017, we reported net income (loss) attributable to Cabot Corporation of $45 million and $173 million, respectively ($0.71 and $2.74 per diluted common share, respectively). This is compared to net income (loss) attributable to Cabot Corporation of $56 million and $97 million, respectively ($0.88 and $1.53 per diluted common share, respectively) in the third quarter and first nine months of fiscal 2016.

Third Quarter and First Nine Months of Fiscal 2017 versus Third Quarter and First Nine Months of Fiscal 2016—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and nine months ended June 30, 2017 and 2016 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$66	$74	$217	$128
Less: Certain items	(2)	(6)	(2)	(63)
Less: Other unallocated items	(31)	(24)	(82)	(72)
Total segment EBIT	$99	$104	$301	$263

In the third quarter of fiscal 2017, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased by $8 million and total segment EBIT decreased by $5 million when compared to the same period of fiscal 2016. The decreases were primarily driven by lower volumes across all segments ($11 million) and higher fixed costs ($16 million), partially offset by a favorable impact from changing inventory levels ($11 million) and higher unit margins ($12 million). Higher unit margins were primarily driven by Reinforcement Materials, partially offset by Performance Chemicals.

In the first nine months of fiscal 2017, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $89 million and total segment EBIT increased by $38 million when compared to the same period of fiscal 2016. The increases were primarily driven by higher volumes across all segments except Specialty Fluids ($32 million), higher unit margins in Reinforcement Materials ($21 million), and a favorable impact from changing inventory levels ($23 million), partially offset by higher fixed costs ($35 million) and an unfavorable impact from foreign currency translation ($3 million). In addition, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased due to lower spending on global restructuring activities ($42 million) and lower non-recurring losses on foreign exchange ($10 million) in the first nine months of 2017 compared to the first nine months of 2016.

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Global restructuring activities	$(1)	$(2)	$(3)	$(45)
Non-recurring gains (losses) on foreign exchange	(1)	—	(1)	(11)
Legal and environmental matters and reserves	—	(1)	2	(4)
Executive transition costs	—	(3)	—	(3)
Total certain items, pre-tax	(2)	(6)	(2)	(63)
Tax-related certain items:
Tax impact of certain items	—	3	—	22
Discrete tax items	(5)	(1)	15	2
Total tax-related certain items	(5)	2	15	24
Total certain items, after tax	$(7)	$(4)	$13	$(39)

Certain items for the third quarter and first nine months of fiscal 2017 were primarily comprised of discrete tax items. Details of restructuring activities are included in Note J of the consolidated financial statements.

Certain items for the third quarter and first nine months of fiscal 2016 include charges primarily related to restructuring activities, the tax impact of certain items, discrete tax items, legal and environmental matters and reserves, and a net foreign currency loss from the devaluation of the Argentine peso, partially offset by a gain on the devaluation of the Venezuelan bolivar. Details of restructuring activities are included in Note J of the consolidated financial statements.

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

Other Unallocated Items

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Interest expense	$(13)	$(13)	$(39)	$(40)
Unallocated corporate costs	(11)	(11)	(37)	(36)
General unallocated income (expense)	(4)	1	—	6
Less: Equity in earnings of affiliated companies, net of tax	3	1	6	2
Total other unallocated items	$(31)	$(24)	$(82)	$(72)

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

Costs from Total other unallocated items changed by $7 million in the third quarter of fiscal 2017 as compared to the same period in fiscal 2016 primarily due to an unfavorable impact from foreign currency translation.

Costs from Total other unallocated items changed by $10 million in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016 primarily due to an increase in earnings from our Venezuelan equity affiliate and an unfavorable impact from foreign currency translation.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Reinforcement Materials Sales	$367	$270	$1,014	$819
Reinforcement Materials EBIT	$51	$35	$145	$95

In the third quarter of fiscal 2017, sales in Reinforcement Materials increased by $97 million when compared to the third quarter of fiscal 2016. The increase was principally driven by a more favorable price and product mix (combined $106 million). The favorable price and product mix impact was primarily due to higher selling prices in the quarter from price adjustments to customers for increases in raw material costs and higher contract and spot prices. The increases were partially offset by an unfavorable impact from foreign currency translation ($7 million) and lower volumes ($2 million).

In the first nine months of fiscal 2017, sales in Reinforcement Materials increased by $195 million when compared to the first nine months of fiscal 2016. The increase was principally driven by a more favorable price and product mix (combined $194 million) and higher volumes ($15 million), partially offset by an unfavorable impact of foreign currency translation ($13 million). The more favorable price and product mix impact was primarily due to higher selling prices in the period from price adjustments to customers for increases in raw material costs and higher contract and spot prices.

EBIT in Reinforcement Materials increased by $16 million in the third quarter of fiscal 2017 compared to the same period of fiscal 2016. The increase was principally driven by higher unit margins ($22 million), partially offset by higher fixed costs ($7 million). Higher unit margins were driven by price improvements in calendar year 2017 customer agreements, a more favorable product mix, and spot pricing in Asia.

EBIT in Reinforcement Materials increased by $50 million in the first nine months of fiscal 2017 compared to the same period of fiscal 2016. The increase was principally driven by higher unit margins ($53 million), higher volumes ($7 million) and a favorable impact from changing inventory levels ($8 million), partially offset by higher fixed costs ($14 million) and an unfavorable impact from foreign currency translation ($3 million). Higher unit margins were driven by price improvements in calendar year 2017 customer agreements and spot pricing in Asia. Higher fixed costs were primarily driven by increased maintenance activities.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Specialty Carbons and Formulations Sales	$154	$152	$454	$437
Metal Oxides Sales	75	76	208	214
Performance Chemicals Sales	$229	$228	$662	$651
Performance Chemicals EBIT	$46	$59	$146	$167

In the third quarter of fiscal 2017, sales in Performance Chemicals increased by $1 million when compared to the third quarter of fiscal 2016. The increase was due to a more favorable price and product mix (combined $7 million), partially offset by an unfavorable impact from foreign currency translation ($6 million). The favorable price and product mix impact was primarily due to higher selling prices in the quarter from price adjustments to customers for increases in raw material costs.

In the first nine months of fiscal 2017, sales in Performance Chemicals increased by $11 million when compared to the same period of fiscal 2016. The increase was primarily due to higher volumes ($31 million), partially offset by a less favorable price and product mix (combined $6 million) and an unfavorable impact from foreign currency translation ($13 million). Higher volumes were primarily related to the Specialty Carbons and Formulations business in both Europe and China.

EBIT in Performance Chemicals decreased by $13 million in the third quarter of fiscal 2017 when compared to the same quarter of fiscal 2016 principally due to lower unit margins ($10 million), higher fixed costs ($6 million) and an unfavorable impact from foreign currency translation ($1 million), partially offset by a favorable impact from changing inventory levels ($4 million). Lower unit margins were primarily due to higher raw material costs in Specialty Carbons and Formulations.  Higher fixed costs were primarily driven by unplanned plant downtime in Specialty Carbons and Formulations.

EBIT in Performance Chemicals decreased by $21 million in the first nine months of fiscal 2017 when compared to the same period of fiscal 2016 principally due to lower unit margins ($26 million), higher fixed costs ($17 million) and an unfavorable impact from foreign currency translation ($2 million), partially offset by higher volumes ($19 million) and a favorable impact from changing inventory levels ($4 million). Lower unit margins were primarily due to higher raw material costs in Specialty Carbons and Formulations. Higher fixed costs were primarily due to increased maintenance costs from plant turnarounds and unplanned plant downtime in Specialty Carbons and Formulations.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and the first nine months of fiscal 2017 and fiscal 2016 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Purification Solutions Sales	$71	$77	$207	$210
Purification Solutions EBIT	$(2)	$—	$4	$(7)

Sales in Purification Solutions decreased by $6 million in the third quarter of fiscal 2017 compared to the same period of fiscal 2016 due to lower volumes ($2 million), a less favorable price and product mix (combined $2 million) and an unfavorable impact from foreign currency translation ($1 million).

Sales in Purification Solutions decreased by $3 million in the first nine months of fiscal 2017 when compared to the same period of fiscal 2016 due to a less favorable price and product mix (combined $13 million) and an unfavorable impact from foreign currency translation ($2 million), partially offset by higher volumes ($12 million). The less favorable price and product mix was driven by an increase in mercury removal volumes.

EBIT in Purification Solutions decreased by $2 million in the third quarter of fiscal 2017 when compared to the same quarter of fiscal 2016 due to lower volumes ($2 million), lower unit margins ($2 million) and higher fixed costs ($3 million), partially offset by a favorable impact from changing inventory levels ($4 million). Higher fixed costs were driven by costs associated with a temporary plant disruption. EBIT in Purification Solutions increased by $11 million in the first nine months of fiscal 2017 when compared to the same period of fiscal 2016 due to higher volumes ($7 million), a favorable impact from changing inventory levels ($11 million) and a favorable impact from foreign currency translation ($2 million), partially offset by lower unit margins ($5 million) and higher fixed costs ($5 million). Higher volumes were driven by higher sales to mercury removal customers.

Specialty Fluids

Sales and EBIT for Specialty Fluids for the third quarter and the first nine months of fiscal 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Specialty Fluids Sales	$12	$19	$30	$32
Specialty Fluid EBIT	$4	$10	$6	$8

Sales in Specialty Fluids decreased by $7 million in the third quarter of fiscal 2017 when compared to the same period of fiscal 2016, primarily due to lower volumes ($10 million), partially offset by a more favorable price and product mix (combined $3 million). Sales in Specialty Fluids decreased by $2 million in the first nine months of fiscal 2017 when compared to the same period of fiscal 2016 primarily due to lower volumes ($2 million). The decrease in volumes for both comparative periods was driven by lower project activity, partially offset by stronger demand for fine cesium chemicals.

EBIT in Specialty Fluids decreased by $6 million in the third quarter of fiscal 2017 compared to the same period of fiscal 2016. The decrease was due to lower volumes ($8 million), partially offset by higher unit margins ($2 million). EBIT in Specialty Fluids decreased by $2 million in the first nine months of fiscal 2017 when compared to the same period of fiscal 2016 due to lower volumes ($1 million) and lower unit margins and higher fixed costs (combined $1 million).

Outlook

During the fourth quarter, we anticipate that Reinforcement Materials will continue to benefit from overall favorable market conditions, although we expect to see modestly higher fixed costs in the quarter. Demand in our Performance Chemicals end markets remains robust, and we expect the segment’s volumes and product mix in the fourth quarter to improve with the resolution of the unplanned plant downtime that impacted the segment’s results in the third quarter. Purification Solutions is expected to benefit from seasonal volume growth and lower fixed costs in the fourth quarter.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $2 million during the first nine months of fiscal 2017 which was attributable to a lower cash balance at June 30, 2017. As of June 30, 2017, we had cash and cash equivalents of $198 million and borrowing availability under our revolving credit agreement of $1 billion. Borrowings under our revolving credit agreement may be used for working capital, letters of credit and other general corporate purposes. There was no outstanding balance of commercial paper as of June 30, 2017. At June 30, 2017, we were in compliance with all covenants under our revolving credit facility, including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $183 million in the first nine months of fiscal 2017 compared to $295 million during the same period of fiscal 2016.

Cash provided by operating activities in the first nine months of fiscal 2017 was driven primarily by net income, excluding the non-cash impact of depreciation and amortization of $115 million. In addition, there was an increase in accounts payable and accrued liabilities. Partially offsetting these cash inflows was an increase in accounts and notes receivable, inventories, and deferred tax benefits.

Cash provided by operating activities in the first nine months of fiscal 2016 was driven primarily by net income, excluding the non-cash impact of certain long-lived asset write-offs of $23 million and depreciation and amortization of $122 million. In addition, there was a decrease in accounts receivable and inventories, largely driven by lower raw material costs and associated price reductions as well as overall lower volumes. Partially offsetting these cash inflows were lower accounts payable and accrued liabilities.

Cash Flows from Investing Activities

In the nine months ended June 30, 2017, investing activities consumed $89 million of cash, which was primarily driven by capital expenditures of $86 million. These capital expenditures were primarily for sustaining and compliance capital projects at our operating facilities. In the nine months ended June 30, 2016, investing activities consumed $70 million of cash, which was primarily driven by capital expenditures of $80 million, offset by $16 million of proceeds from the sale of land.

Capital expenditures for fiscal 2017 are expected to be approximately $150 million. Our planned capital spending program for fiscal 2017 is primarily for sustaining, compliance, and improvement capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $86 million of cash in the first nine months of fiscal 2017 compared to $97 million of cash consumed in the first nine months of fiscal 2016. In the first nine months of fiscal 2017, we used our cash for share repurchases and dividend distributions. In the first nine months of fiscal 2016, we used our cash for share repurchases, dividend distributions and to repay debt.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2017.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Reinforcement Materials	$59	$213	$209	$135	$102	$1,458	$2,176
Performance Chemicals	10	36	35	30	28	201	340
Purification Solutions	3	9	7	6	—	—	25
Total	$72	$258	$251	$171	$130	$1,659	$2,541

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; changes in environmental requirements in the U.S.; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; unanticipated disruptions or delays in plant operations or development projects; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2016 10-K.

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

In March 2016, the FASB issued a new standard that amends the accounting standard for stock compensation by simplifying several aspects of the accounting for employee share-based payment transactions, including the related accounting for income taxes, forfeitures, and the withholding of shares to satisfy the employer’s tax withholding requirements, as well as classification in the statements of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. We expect to adopt the standard on October 1, 2017. The adoption of this standard is not expected to materially impact our consolidated financial statements.

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

In January 2017, the FASB issued a new standard that amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, and early adoption is permitted for any impairment tests performed after January 1, 2017. We adopted this standard on January 1, 2017. The adoption of this standard had no impact on our consolidated financial statements.

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

Information about market risks for the period ended June 30, 2017 does not differ materially from that discussed under Item 7A of our 2016 10-K.

Item 4.	Controls and Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017 and September 30, 2016, there were approximately 37,000 and 38,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At June 30, 2017 and September 30, 2016, the reserve was $18 million and $21 million, respectively. Cash payments related to this liability were approximately $3 million in the first nine months of both fiscal 2017 and 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2017- April 30, 2017	—	$—	—	2,315,824
May 1, 2017- May 31, 2017	250,000	$52.36	250,000	2,065,824
June 1, 2017- June 30, 2017	—	$—	—	2,065,824
Total	250,000		250,000

(1)

On January 13, 2015, the Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date.

(2)

Total number of shares purchased does not include 298 shares withheld to pay taxes on the vesting of equity awards made under the company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 6.	Exhibits

See the “Exhibit Index” that follows the Signatures page for a list of Exhibits filed or furnished with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabot Corporation

Date: August 7, 2017	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 7, 2017	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

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

Exhibit 10.1*†	Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan.

Exhibit 10.2*†	Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan.

Exhibit 10.3*†	Form of Stock Option Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.