Form 10-Q
period 2017-12-31
CABOT CORP
filed 2018-02-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The Company had 61,807,147 shares of common stock, $1.00 par value per share, outstanding as of February 6, 2018.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2017	2016
	(In millions, except per share amounts)
Net sales and other operating revenues	$720	$611
Cost of sales	542	452
Gross profit	178	159
Selling and administrative expenses	69	63
Research and technical expenses	15	12
Income (loss) from operations	94	84
Interest and dividend income	3	2
Interest expense	(13)	(13)
Other income (expense)	8	2
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	92	75
(Provision) benefit for income taxes	(205)	(18)
Equity in earnings of affiliated companies, net of tax	1	2
Net income (loss)	(112)	59
Net income (loss) attributable to noncontrolling interests, net of tax	10	4
Net income (loss) attributable to Cabot Corporation	$(122)	$55

Weighted-average common shares outstanding:
Basic	61.9	62.2
Diluted	61.9	62.8

Earnings per common share:
Basic	$(1.98)	$0.87
Diluted	$(1.98)	$0.86

Dividends per common share	$0.315	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended December 31
	2017	2016
	(In millions)
Net income (loss)	$(112)	$59
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax provision (benefit) of $(2) and $2	—	(125)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax provision of $— and $—	(1)	—
Pension and other postretirement benefit liability adjustments
Amortization of net loss and prior service credit included in net periodic benefit cost, net of tax	—	1
Other comprehensive income (loss)	(1)	(124)
Comprehensive income (loss)	(113)	(65)
Net income (loss) attributable to noncontrolling interests, net of tax	10	4
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	3	(4)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	13	—
Comprehensive income (loss) attributable to Cabot Corporation	$(126)	$(65)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2017	September 30, 2017
	(In millions)
Current assets:
Cash and cash equivalents	$189	$280
Accounts and notes receivable, net of reserve for doubtful accounts of $10 and $9	551	527
Inventories:
Raw materials	112	93
Work in process	2	2
Finished goods	318	293
Other	46	45
Total inventories	478	433
Prepaid expenses and other current assets	63	59
Total current assets	1,281	1,299
Property, plant and equipment, net	1,329	1,305
Goodwill	184	154
Equity affiliates	54	56
Intangible assets, net	164	137
Assets held for rent	104	104
Deferred income taxes	27	237
Other assets	46	46
Total assets	$3,189	$3,338

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2017	September 30, 2017
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$7	$7
Accounts payable and accrued liabilities	475	457
Income taxes payable	20	22
Current portion of long-term debt	286	256
Total current liabilities	788	742
Long-term debt	631	661
Deferred income taxes	20	38
Other liabilities	252	245
Redeemable preferred stock	26	27
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 61,999,921 and 62,087,627 shares
Outstanding: 61,796,641 and 61,884,347 shares	62	62
Less cost of 203,280 and 203,280 shares of common treasury stock	(6)	(6)
Additional paid-in capital	—	—
Retained earnings	1,555	1,707
Accumulated other comprehensive income (loss)	(263)	(259)
Total Cabot Corporation stockholders' equity	1,348	1,504
Noncontrolling interests	124	121
Total stockholders' equity	1,472	1,625
Total liabilities and stockholders’ equity	$3,189	$3,338

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2017	2016
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(112)	$59
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39	38
Deferred tax provision (benefit)	186	(1)
Gain on sale of investments	(10)	—
Equity in net income of affiliated companies	(1)	(2)
Non-cash compensation	6	5
Changes in assets and liabilities:
Accounts and notes receivable	(19)	28
Inventories	(41)	(36)
Prepaid expenses and other current assets	(4)	2
Accounts payable and accrued liabilities	10	22
Income taxes payable	(3)	(4)
Other liabilities	(10)	(7)
Cash dividends received from equity affiliates	4	3
Cash provided by operating activities	45	107

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(52)	(22)
Cash paid for acquisition of business, net of cash acquired of $1	(64)	—
Proceeds from sale of investments	10	—
Change in assets held for rent	—	(1)
Other	5	—
Cash used in investing activities	(101)	(23)

Cash Flows from Financing Activities:
Repayments under financing arrangements	—	(4)
Increase in notes payable, net	—	4
Purchases of common stock	(16)	(16)
Proceeds from sales of common stock	—	3
Cash dividends paid to common stockholders	(20)	(19)
Cash used in financing activities	(36)	(32)
Effects of exchange rate changes on cash	1	(63)
Increase (decrease) in cash and cash equivalents	(91)	(11)
Cash and cash equivalents at beginning of period	280	200
Cash and cash equivalents at end of period	$189	$189

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

UNAUDITED

A. Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States (“U.S.”) and include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017 (“2017 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Effective October 1, 2017, the Company changed its method of accounting for its U.S. carbon black inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change retrospectively to all prior periods presented, which is discussed in further detail in Note B.

As discussed in Note C, in November 2017, the Company acquired all of the issued and outstanding shares of 8755329 Canada Inc. (“Tech Blend”), a North American producer of black masterbatches. The financial position, results of operations and cash flows of Tech Blend are included in the Company’s consolidated financial statements from the date of acquisition.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three Months Ended December 31
	2017	2016
Reinforcement Materials	56%	51%
Performance Chemicals	33%	35%
Purification Solutions	10%	12%
Specialty Fluids	1%	2%

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

Revenue in Specialty Fluids arises primarily from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. The Company also generates revenues from cesium formate sold outside of the rental process and from the sale of fine cesium chemicals. This revenue is recognized upon delivery of the product.

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

Intangible Assets and Goodwill Impairment

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to assumptions used in the valuation model. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition. The Company acquired Tech Blend in November 2017, which included separately identifiable intangible assets of $31 million as part of the preliminary purchase price allocation as discussed in Note C.

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. As part of the Tech Blend acquisition, goodwill of $31 million was generated and is reflected in the Specialty Compounds reporting unit. The other reporting units with goodwill balances are Reinforcement Materials, Purification Solutions and Fumed Metal Oxides. The separate businesses included within Performance Chemicals are considered separate reporting units. As such, the goodwill balances relative to Performance Chemicals are recorded in the Fumed Metal Oxides and Specialty Compounds reporting units.

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

Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2017, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 13%. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) growth in demand for Cabot’s existing portfolio of activated carbon products and new products developed for environmental and specialty applications; and (2) stable demand in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the United States and the continued regulation of those utilities under the U.S. Mercury and Air Toxics Standards regulation (“MATS”). In April 2017, the U.S. Environmental Protection Agency (“EPA”) indicated that it intends to review the cost benefit analysis previously prepared by the EPA in support of MATS to determine if the EPA should reconsider MATS or some part of it. This analysis continues to be under review by the EPA. In addition, the Company continues to review its strategic options for this business and look for opportunities to better position the business for growth and long-term value enhancement.  Failure to achieve the Company’s projected growth in environmental or specialty applications, actions taken by the EPA related to MATS that decrease demand for the Company’s products, or the result of the strategic options or opportunities the Company may pursue could have a negative impact on the fair value of the Purification Solutions reporting unit, which may lead to impairment.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separately identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Effective October 1, 2017, the Company changed its method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method. Total U.S. inventories accounted for utilizing the LIFO cost flow assumption represented 7% of the Company’s total worldwide inventories as of September 30, 2017 prior to this change in method. The Company believes the FIFO method is preferable because it: (i) conforms the accounting for U.S. carbon black inventories to the Company’s inventory valuation methodology for the majority of its other inventories; (ii) better represents how management assesses and reports on the performance of the Reinforcement Materials and Performance Chemicals operating segments that carry the Company’s U.S. carbon black inventories, as the impact of accounting for this inventory on a LIFO basis has historically been excluded from segment results; (iii) better aligns the accounting for U.S. carbon black inventories with the physical flow of that inventory; and (iv) improves comparability with many of the Company’s peers.

The Company applied this change retrospectively to all prior periods presented. This change resulted in a $17 million increase in retained earnings as of October 1, 2016, from $1,544 million to $1,561 million. In addition, the following financial statement line items in the Company’s Consolidated Balance Sheets as of September 30, 2017 and its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended December 31, 2016 were adjusted as follows:

Consolidated Statements of Operations	Three Months Ended December 31
	2016
	As Originally Reported	Effect of Change	As Adjusted
	(In millions, except per share amounts)
Cost of sales	$454	$(2)	$452
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$73	$2	$75
(Provision) benefit for income taxes	$(17)	$(1)	$(18)
Net income (loss)	$58	$1	$59
Net income (loss) attributable to Cabot Corporation	$54	$1	$55
Earnings per common share:
Basic	$0.85	$0.02	$0.87
Diluted	$0.85	$0.01	$0.86

Consolidated Balance Sheets	September 30, 2017
	As Originally Reported	Effect of Change	As Adjusted
	(In millions)
Inventories	$396	$37	$433
Deferred income taxes (assets)	$250	$(13)	$237
Retained earnings	$1,683	$24	$1,707

Consolidated Statements of Cash Flows	Three Months Ended December 31
	2016
	As Originally Reported	Effect of Change	As Adjusted
	(In millions)
Net income (loss)	$58	$1	$59
Deferred tax provision (benefit)	$(2)	$1	$(1)
Inventories	$(34)	$(2)	$(36)

If the Company had continued to account for its U.S. carbon black inventories under LIFO, there would have been an impact of less than $1 million to Cost of sales, (Provision) for income taxes and Net (loss) attributable to Cabot Corporation, and an increase of $0.01 in both basic and diluted loss per common share in the Consolidated Statements of Operations for the three months ended December 31, 2017. The impact to the Consolidated Balance Sheets as of December 31, 2017 would have been a decrease of $37 million in Inventories, an increase of $13 million in Deferred income taxes, and a decrease of $24 million in Retained earnings.

The cost of Specialty Fluids inventories that are classified as assets held for rent is determined using the average cost method. The cost of all other inventories is determined using the FIFO method.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that amends the accounting standard for stock compensation by simplifying several aspects of the accounting for employee share-based payment transactions, including the related accounting for income taxes, forfeitures, and the withholding of shares to satisfy the employer’s tax withholding requirements, as well as classification in the statements of cash flows. The Company adopted the standard on October 1, 2017. The following guidance was updated under the new standard, and its impact to Cabot is described below:

•

When accounting for forfeitures the Company may elect to estimate the number of forfeitures to be recognized over the term of an award, which was also permitted under the previous guidance, or account for forfeitures as they occur. The Company elected to modify its accounting policy and account for forfeitures as they occur. The Company applied the accounting change on a modified retrospective basis, which resulted in a cumulative-effect charge of less than $1 million to Retained earnings as of October 1, 2017.

•

Excess tax benefits or deficiencies related to stock compensation that were previously recorded to Additional paid-in capital are now recognized as a discrete tax benefit or expense in (Provision) benefit for income taxes within the Consolidated Statements of Operations. The impact on the (Provision) benefit for income taxes was a discrete tax benefit of $1 million during the first three months of fiscal 2018.

•

Excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the Consolidated Statement of Cash Flows. The Company elected to apply this cash flow presentation requirement retrospectively, which resulted in the reclassification of $5 million of tax benefit from share-based compensation awards from cash flows from financing activities to cash flows from operating activities in the Consolidated Statements of Cash Flows for the three months ended December 31, 2016.

•

Cash paid by an employer when directly withholding shares for tax withholding purposes are required to be classified as a financing activity in the Consolidated Statements of Cash Flows. This method of presentation is consistent with the Company's historical presentation.

In August 2017, the FASB issued a new standard that amends the hedge accounting recognition and presentation requirements under hedge accounting. The new standard will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and simplifies how companies assess effectiveness. The Company adopted the standard on October 1, 2017. The adoption of this standard did not impact the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard that amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017. The Company has completed its preliminary assessment of the new standard, which included reviewing a sample of contracts across the Company’s four business segments. Based on this assessment, the Company does not expect adoption of this standard to have a material impact on how it recognizes revenue. The Company is continuing its assessment of the new standard and preparing to implement the updates that will be necessary to its revenue recognition policy, internal controls, processes and financial statement disclosures. The Company will adopt this standard on October 1, 2018 and expects to apply a modified retrospective approach.

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

In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows, such as distributions received from equity method investees, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In March 2017, the FASB issued a new standard that amends the requirements on the presentation of net periodic pension and postretirement benefit cost. Currently, net benefit costs are reported as employee costs within operating income. The new standard requires the service cost component to be presented with other employee compensation costs. The other components will be reported separately outside of operations. The new standard is effective for fiscal years beginning after December 15, 2017. The Company will adopt this standard on October 1, 2018. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

C. Acquisition of Tech Blend

In November 2017, the Company acquired all of the issued and outstanding shares and cash of Tech Blend, a North American producer of black masterbatches, for a preliminary purchase price of $65 million, paid in cash. The preliminary purchase price is subject to a working capital adjustment, which has not been finalized. The operating results of the business are included in the Company’s Performance Chemicals segment. The acquisition extends the Company’s global footprint in black masterbatch and compounds and provides a platform to serve global customers and grow in conductive formulations. Since the acquisition, Tech Blend revenues totaled approximately $4 million in the two month period ended December 31, 2017.

The Company incurred acquisition costs of less than $1 million through December 31, 2017 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

The allocation of the preliminary purchase price set forth below was based on preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting.

(In millions)
Assets
Cash	$1
Accounts Receivable	5
Inventories	3
Property, plant and equipment	7
Intangible assets	31
Goodwill	31
Total assets acquired	78

Liabilities
Current liabilities	(3)
Deferred tax liabilities	(10)
Total liabilities assumed	(13)

Cash consideration paid	$65

As part of the preliminary purchase price allocation, the Company determined the separately identifiable intangible assets are comprised of developed technologies of $21 million, which will be amortized over 25 years, trademarks of $2 million, which will be amortized over 10 years, and customer relationships of $8 million, which will be amortized over 12 years. The Company estimated the fair values of the identifiable acquisition-related intangible assets based on projections of cash flows that will arise from those assets. The projected cash flows are discounted to determine the fair value of the assets at the date of acquisition. The determination of the fair value of the intangible assets acquired required the use of significant judgment with regard to (i) assumptions in the discounted cash flow model used and (ii) determination of the useful lives of the developed technologies, trademarks, and customer relationships.

The excess of the preliminary purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition will not be deductible for tax purposes.

D. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2017		2016		2017		2016
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$2	$—	$2	$—	$—	$—	$—
Interest cost	1	2	1	1	—	—	—	—
Expected return on plan assets	(2)	(4)	(3)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Net periodic benefit (credit) cost	$(1)	$1	$(2)	$1	$(1)	$—	$—	$—

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three month period ended December 31, 2017 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(In millions)
Balance at September 30, 2017	$53	$9	$92	$154
Goodwill acquired(1)	—	31	—	31
Foreign currency impact	(2)	1	—	(1)
Balance at December 31, 2017	$51	$41	$92	$184

(1)	Consists of goodwill acquired in the acquisition of Tech Blend as described in Note C.

The following table provides information regarding the Company’s intangible assets:

	December 31, 2017			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies(1)	$72	$(7)	$65	$49	$(7)	$42
Trademarks(1)	18	(2)	16	16	(1)	15
Customer relationships(1)	98	(15)	83	94	(14)	80
Total intangible assets	$188	$(24)	$164	$159	$(22)	$137

(1)

The changes in the gross carrying value of the Developed technologies, Trademarks, and Customer relationships intangible assets are primarily due to the acquisition of Tech Blend as described in Note C.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for both of the three month periods ended December 31, 2017 and 2016 was $2 million and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $10 million each year for the next five fiscal years.

F. Stockholders’ Equity

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2017, under the current authorization, Cabot has repurchased 3,491,902 shares of its common stock and 1,508,098 shares remain available for repurchase. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings.

During the first three months of fiscal 2018 and 2017, Cabot paid cash dividends in the amount of $0.315 and $0.30, respectively, per share of common stock, with a total cost of $20 million and $19 million, respectively.

Noncontrolling Interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	2017	2016
	(In millions)
Balance at September 30	$121	$98
Net income (loss) attributable to noncontrolling interests	10	4
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	3	(4)
Dividends declared to noncontrolling interests	(10)	(7)
Balance at December 31	$124	$91

None of the dividends declared to noncontrolling interests during the three months ended December 31, 2017 were paid during the period. All of the dividends declared to noncontrolling interests during the three months ended December 31, 2016 were paid later in the fiscal year.

G. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2017, attributable to Cabot Corporation	$(204)	$2	$(57)	$(259)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from AOCI	(1)	—	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	—	3
Balance at December 31, 2017, attributable to Cabot Corporation	$(208)	$2	$(57)	$(263)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three months ended December 31, 2017 and 2016 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended December 31
	Statements of Operations	2017	2016
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense		$(1)	$—
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note D for details	1	1
Amortization of prior service credit	Net Periodic Benefit Cost - see Note D for details	(1)	—
Total before tax		(1)	1
Tax impact	Provision (benefit) for income taxes	—	—
Total after tax		$(1)	$1

H. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. For these purchase commitments, the amounts included in the table below are based on market prices at December 31, 2017, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Reinforcement Materials	$253	$264	$153	$114	$114	$1,537	$2,435
Performance Chemicals	48	58	55	54	43	468	726
Purification Solutions	7	7	6	1	—	—	21
Total	$308	$329	$214	$169	$157	$2,005	$3,182

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

Environmental Matters

As of both December 31, 2017 and September 30, 2017, Cabot had $12 million reserved for environmental matters. These environmental matters mainly relate to former operations. These reserves represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were less than $1 million in the first three months of both fiscal 2018 and fiscal 2017. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2017 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. At no time did this respiratory product line represent a significant portion of the respirator market.

As of both December 31, 2017 and September 30, 2017, there were approximately 37,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At December 31, 2017 and September 30, 2017, the reserve was $17 million and $18 million, respectively. The Company made payments related to its respirator liability of less than $1 million and $1 million in the first three months of fiscal 2018 and fiscal 2017, respectively.

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

I. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2017	2016
	(Dollars in millions)
Provision (benefit) for income taxes	$205	$18
Effective tax rate	224%	24%

For the three months ended December 31, 2017, the tax provision included net discrete tax expense of $188 million, of which $185 million comprised the impact of the enactment of H.R. 1 (the “Act”), commonly referred to as the Tax Cuts and Jobs Act of 2017. For the three months ended December 31, 2016, the tax provision included a net discrete tax benefit of less than $1 million, primarily comprised of a benefit from releases of reserves for uncertain tax positions, partially offset by a net charge from excludible foreign exchange gains and losses.

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting the Company, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Cabot expects that these changes will positively impact the Company's future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate and the establishment of a full participation exemption regime for foreign earnings. In transitioning to this new full participation exemption regime for foreign earnings, Cabot is subject to a one-time tax for the deemed repatriation of certain foreign earnings. A discussion of certain provisions of the Act and the Company’s preliminary assessment of the impact of such provisions on its consolidated financial statements is set forth below.

Uncertain Impacts of the Act

The accounting standard for income taxes (“ASC 740”) requires the Company to recognize the effect of the tax law changes under the Act in the first quarter of fiscal 2018. However, due to the potential uncertainty or diversity of views in accounting for the impact of the Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.

In particular, SAB 118 clarifies that the impact of the Act must be accounted for and reported in one of three ways: (1) by reflecting the tax effects of the Act for which the accounting is complete; (2) by reporting provisional amounts for those specific income tax effects of the Act for which the accounting is incomplete but a reasonable estimate can be determined, with such provisional amounts (or adjustments to provisional amounts) identified in the measurement period, as defined therein, being included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined; or (3) where the income tax effects cannot be reasonably estimated, no provisional amounts should be reported and the registrant should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Act. The measurement period begins in the reporting period that includes the Act’s enactment date and ends when the accounting has been completed, but not beyond one year from the enactment date.

Due to various uncertainties as described below, the Company has not completed its accounting for certain tax impacts of the Act. However, as provided in SAB 118, reasonable estimates have been made and recorded as provisional amounts in its financial results for the first quarter of fiscal 2018. A discussion of the material impacts of tax law changes under the Act for which the accounting is incomplete follows:

•

Revaluation of Deferred Tax Assets: Due to the Company’s September 30 fiscal year-end, the reduction in the corporate tax rate to 21% effective January 1, 2018 will apply on a pro-rata basis for fiscal 2018, resulting in a U.S. federal statutory tax rate of 24.53% for the fiscal year. The reduction requires the Company to revalue its deferred tax assets and liabilities to account for the future financial impact of these amounts.

As of December 31, 2017, the accounting for this item was incomplete. Additional information is necessary in order to complete the accounting for this item, including: (1) further analysis regarding the impact of the reduced rate on the reversal of deferred tax assets and liabilities for the full fiscal 2018 at the pro-rata rate, and (2) the true-up of deferred tax assets and liabilities upon the filing of the U.S. income tax return for fiscal 2017. However, a provisional tax expense of $13 million has been recorded in the first quarter of fiscal 2018 related to the impact of the rate change on deferred tax balances.

•

Deemed Repatriation: In general, the Act provides that U.S. shareholders of a “specified foreign corporation”, as defined in the Act, must include in U.S. taxable income its pro-rata share of certain undistributed and previously untaxed post-1986 foreign earnings and profits (“E&P”). The amount of E&P taken into account is the amount determined either as of November 2, 2017 or December 31, 2017, whichever is greater. This inclusion is offset by a deduction that results in an effective U.S. federal income tax rate of either 15.5% or 8%. The 15.5% rate applies to the “aggregate cash position”, as defined in the Act, of the specified foreign corporations and the 8% rate applies to the extent that the income inclusion exceeds the aggregate cash position. The aggregate cash position is determined as the cash position either as of September 30, 2018, or the average of September 30, 2016 and September 30, 2017, whichever is greater. Finally, the U.S. cash tax impact of the deemed repatriation inclusion may be offset by the utilization of foreign tax credits, which are pro-rated to reflect the deduction described above.

As of December 31, 2017, the accounting for this item is incomplete. Significant additional information will need to be obtained and analyzed in order to complete the accounting for this item. This includes: (1) the determination of the full fiscal 2018 E&P and foreign tax credits of the specified foreign corporations; (2) the true-up of the pre-fiscal 2018 E&P and foreign tax credits of the specified foreign corporations upon the filing of the U.S. income tax return for fiscal 2017 (tax year 2016); (3) establishing the appropriate foreign exchange rate for the full fiscal year 2018 used to translate foreign taxes; (4) clarification of the state income tax impact of the repatriation, including guidance from states in which Cabot has a taxable presence on the extent to which the state will conform with the provisions of the Act, as well as determination of the apportionment of the Company’s income for the full fiscal year 2018; (5) uncertainty as to which of the alternative aggregate cash position measurement dates will apply to the Company; and (6) further guidance from the U.S. Treasury Department on the interpretation and application of the rules.

In the absence of such additional information, Cabot has made a reasonable estimate of the financial impact of this item. The Company has recorded a provisional charge of $149 million during the first quarter of fiscal 2018 to the (Provision) benefit for income taxes for deemed repatriation. This amount is expected to be a fully non-cash charge due to the Company’s existing tax attributes.

•

Deferred Tax Liability on Unremitted Earnings: In addition to the deemed repatriation of foreign earnings, going forward, the Act effectively establishes a participation exemption system of taxation that, in general, provides a 100% deduction for dividends from specified foreign corporations. However, the Company is still required to provide non-U.S. withholding taxes, as well as other potential tax impacts, on undistributed earnings of non-U.S. subsidiaries that it does not consider to be indefinitely reinvested.

As of December 31, 2017, the accounting for this item is incomplete. Additional information necessary to complete the accounting includes: (1) finalization of U.S. previously taxed income resulting from the deemed repatriation of foreign earnings; (2) further analysis of the amount of distributable reserves, including treatment thereof under local law, available in various non-U.S. subsidiaries; (3) clarification of the state income tax impact of unremitted earnings that are not indefinitely reinvested; and (4) evolving interpretations of the U.S. GAAP rules applicable to the Act. As a result of the Act, the Company has made certain changes to its indefinite reinvestment assertion and has made a reasonable estimate of the financial impact of this item. The Company has recorded a provisional amount of $23 million during the first quarter of fiscal 2018 to its tax expense for this item.

The Company will continue to evaluate the impact of the Act on its business and consolidated financial statements and will make any adjustments to its provisional amounts in subsequent reporting periods upon obtaining, preparing or analyzing additional information affecting the income tax effects initially reported as a provisional amount.

Accounting for the Global Intangible Low-Taxed Income Tax

Under the Act, Cabot may be subject to a tax on global intangible low-taxed income (“GILTI”) in future years. In general, GILTI is a 10.5% tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. This tax is effective for taxable years beginning after December 31, 2017. The Company has not yet adopted an accounting policy with respect to whether (i) to recognize deferred taxes for temporary differences (including outside basis differences) expected to reverse as GILTI or (ii) to recognize these temporary differences as period costs if and when incurred.

Other Material Provisions of the Act Effective in Future Periods

The Act also contains a number of other provisions that may have a material financial impact on the Company in the future. These include base erosion anti-abuse tax, foreign derived intangible income and the interest expense limitation under Internal Revenue Code section 163(j). These tax law changes apply only to tax years beginning after December 31, 2017. Therefore, the Company has not and will not record any amounts related to these items in its fiscal 2018 financial results.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2015 tax years generally remain subject to examination by the United States Internal Revenue Service and various tax years from 2005 through 2015 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2016 remain subject to examination by their respective tax authorities. As of December 31, 2017, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

During the three months ended December 31, 2017 and 2016, Cabot released uncertain tax positions of $1 million and $2 million, respectively, due to the expirations of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2017	2016
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$(122)	$55
Earnings (loss) allocated to common shareholders (numerator)	$(122)	$55

Weighted average common shares and participating securities outstanding	62.6	62.7
Less: Participating securities(1)	0.7	0.5
Adjusted weighted average common shares (denominator)	61.9	62.2

Earnings (loss) per common share - basic:	$(1.98)	$0.87

Diluted EPS:
Earnings (loss) allocated to common shareholders (numerator)	$(122)	$55

Adjusted weighted average common shares outstanding	61.9	62.2
Effect of dilutive securities:
Common shares issuable(3)	—	0.6
Adjusted weighted average common shares (denominator)	61.9	62.8

Earnings (loss) per common share - diluted:	$(1.98)	$0.86

(1)

Participating securities consist of shares underlying outstanding and achieved performance-based restricted stock units issued during and after fiscal 2017 and all unvested time-based restricted stock units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2017	2016
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$(122)	$55
Less: Dividends declared on common stock	20	19
Undistributed earnings (loss)	$(142)	$36

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$(142)	$36
Undistributed earnings (loss)	$(142)	$36

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based restricted stock unit awards issued before fiscal 2017 under Cabot’s equity incentive plans using the treasury stock method. For the three months ended December 31, 2017 and 2016, respectively, 764,077 and 173,927 incremental shares of common stock, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

K. Restructuring

Cabot recorded charges of approximately $1 million and a net benefit of less than $1 million related to restructuring activity in Cost of sales in its Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016, respectively.

Details of all restructuring activities and the related reserves during the three months ended December 31, 2017 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(In millions)
Reserve at September 30, 2017	$1	$2	$—	$3
Charges	—	—	1	1
Cash paid	—	—	(1)	(1)
Reserve at December 31, 2017	$1	$2	$—	$3

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Marshall, Texas Plan

In October 2017, Cabot indefinitely idled three of the seven production units at its activated carbon manufacturing facility in Marshall, Texas. The decision, affecting approximately 40 local employees, was driven by the need to better match the business’ production capacity and cost structure with the current demand for powdered activated carbon in North America. Total costs related to this plan are expected to be approximately $8 million, comprised of approximately $8 million of non-cash accelerated depreciation costs and less than $1 million of severance costs. The Company recorded charges of less than $1 million in the three months ended December 31, 2017, comprised mainly of accelerated depreciation charges. The Company anticipates charges related to these actions of approximately $1 million in the remainder of fiscal 2018 and approximately $7 million thereafter.

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan resulted in the termination of employment for approximately 300 employees across the Company’s global locations.

Most of the charges and cash outlays related to this plan were recorded in fiscal 2016. The Company recorded pre-tax cash charges related to plan of less than $1 million in the first three months of both fiscal 2018 and 2017, and expects to record approximately $2 million of cash charges in the remainder of fiscal 2018. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs. As of December 31, 2017, Cabot has less than $1 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

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

Most of the charges and cash outlays related to the Merak closure were recorded in fiscal 2016. The Company recorded a pre-tax cash benefit of less than $1 million in the first quarter of fiscal 2017.

The Company entered into an agreement to sell the land in Merak on which the facility is located. The sale is anticipated to be completed in the second quarter of fiscal 2018 for approximately $14 million, resulting in a net gain of approximately $11 million. The Company received a refundable deposit of $4 million in cash related to this transaction in the first quarter of fiscal 2018 that is recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

As of December 31, 2017, Cabot has less than $1 million of accrued severance costs in the Consolidated Balance Sheets related to the Merak facility closure.

Other Actions

Cabot has recorded less than $1 million of severance charges in the three months ended December 31, 2017, nearly all of which has been paid in the first quarter of fiscal 2018.

Additionally, in previous years, the Company has entered into other various restructuring actions that have been substantially completed, other than the sale of assets from certain closed sites that remain to be completed. The Company has recorded a net benefit of less than $1 million in the three months ended December 31, 2016, driven by gains from the sale of certain assets related to these actions.

Cabot expects to pay approximately $3 million related to these activities in the remainder of fiscal 2018 and thereafter, mainly for accrued environmental and other closure related costs. As of December 31, 2017, Cabot has approximately $2 million of accrued environmental costs and approximately $1 million of accrued severance costs in the Consolidated Balance Sheets related to these actions.

L. Financial Instruments and Fair Value Measurements

The FASB authoritative guidance on fair value measurements defines fair value, provides a framework for measuring fair value, and requires certain disclosures about fair value measurements. The required disclosures focus on the inputs used to measure fair value. The guidance establishes the following hierarchy for categorizing these inputs:

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2018 or 2017.

At December 31, 2017 and September 30, 2017, Cabot had derivatives relating to foreign currency risks carried at fair value. At December 31, 2017 and September 30, 2017, the fair value of these derivatives was a net liability of $18 million and $13 million, respectively, and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both December 31, 2017 and September 30, 2017, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $12 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At December 31, 2017 and September 30, 2017, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.91 billion and $0.93 billion, respectively, as of December 31, 2017 and $0.91 billion and $0.94 billion, respectively, as of September 30, 2017. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

M. Derivatives

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

The following table provides details of the derivatives held as of December 31, 2017 and September 30, 2017 to manage foreign currency risk.

Notional Amount
Description	Borrowing	December 31, 2017	September 30, 2017	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 11 million	USD 5 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in the Indonesian rupiah and Czech koruna.

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

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in AOCI while changes in the ineffective portion are reported in earnings. Effectiveness is assessed based on the hypothetical derivative method. The gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. Effective October 1, 2017, the Company elected to de-designate its existing net investment hedge instruments in which hedge effectiveness was assessed using the method based on changes in forward exchange rates and re-designate the net investment hedges in which hedge effectiveness will be assessed using the method based on changes in spot exchange rates.

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of December 31, 2017, the fair value of these swaps was a net liability of $18 million and was included in Prepaid expenses and other current assets and Other liabilities and the cumulative loss of $15 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2017, the fair value of these swaps was a net liability of $13 million and was included in Prepaid expenses and other current assets and Other Liabilities and the cumulative loss of $9 million was included in AOCI on the Consolidated Balance Sheets. The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended December 31
	2017	2016	2017	2016	2017	2016
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps (1)	$(5)	$7	$(1)	$—	$—	$—

(1)

As noted above, effective October 1, 2017, the Company changed the method it uses to assess effectiveness from the method based on changes in forward exchange rates, in which all gains/losses were recognized in AOCI, to the method based on changes in spot exchange rates.

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

At both December 31, 2017 and September 30, 2017, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

N. Venezuela

Cabot owns 49% of a carbon black operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2017, these subsidiaries carried the operating affiliate investment of $14 million.

During the three months ended December 31, 2017 and 2016, the Company received dividends in the amounts of $2 million and $1 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The exchange rate made available to the Company as of December 31, 2017 was 3,345 bolivars to the U.S. dollar, which was unchanged from the exchange rate available to the Company as of September 30, 2017.

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

O. Financial Information by Segment

The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is Cabot’s President and Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information. The Company has determined that all of its businesses are operating segments. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment.

The Company has four reportable segments: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids.

The Reinforcement Materials segment represents the rubber blacks and elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons and compounds and inkjet colorants product lines into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel product lines into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31
	2017	2016
	(In millions)
Specialty Carbons and Formulations	$160	$138
Metal Oxides	69	67
Total Performance Chemicals	$229	$205

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment includes cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

Income (loss) from continuing operations before income taxes (“Segment EBIT”) is presented for each reportable segment in the table below. Segment EBIT excludes certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, general unallocated expense and unallocated corporate costs.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended December 31, 2017
Revenues from external customers(2)	$387	$229	$70	$6	$692	$28	$720
Income (loss) from continuing operations before income taxes(3)	$62	$47	$6	$(2)	$113	$(21)	$92

Three Months Ended December 31, 2016
Revenues from external customers(2)	$295	$205	$69	$11	$580	$31	$611
Income (loss) from continuing operations before income taxes(3)	$40	$49	$4	$2	$95	$(20)	$75

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

	Three Months Ended December 31
	2017	2016
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$1	$5
Shipping and handling fees	27	26
Total	$28	$31

(3)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statement of Operations. Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2017	2016
	(In millions)
Interest expense	$(13)	$(13)
Certain items (a)
Global restructuring activities	(1)	—
Legal and environmental matters and reserves	(1)	—
Gains (losses) on sale of investments	10	—
Other	(1)	—
Total certain items, pre-tax	7	—
Unallocated corporate costs(b)	(14)	(12)
General unallocated income (expense)(c)	—	7
Less: Equity in earnings of affiliated companies, net of tax(d)	1	2
Total	$(21)	$(20)

(a)

Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.

(b)	Unallocated corporate costs are costs that are not controlled by the segments and primarily benefit corporate interests.

(c)

General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of a contractual joint venture in Purification Solutions Segment EBIT. Fiscal 2017 amounts have been recast to reflect the retrospective application of the Company’s election to change its inventory valuation method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method, which resulted in a decrease in General unallocated income (expense) of $2 million.

(d)

Equity in earnings of affiliated companies, net of tax, is included in Segment EBIT and is removed in Unallocated and other to reconcile to Income (loss) from operations before income taxes and equity in earnings from affiliated companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies have not substantially changed from those described in the 2017 Form 10-K. We have updated the discussion of the Inventory Valuation and Intangible Asset and Goodwill Impairment policies included below to reflect recent events.

Inventory Valuation

Effective October 1, 2017, we changed our method of accounting for U.S. carbon black inventories from the LIFO method to the FIFO method. Total U.S. inventories accounted for utilizing the LIFO cost flow assumption represented 7% of total worldwide inventories as of September 30, 2017 prior to this change in method. We believe the FIFO method is preferable because it: (i) conforms the accounting for U.S. carbon black inventories to the inventory valuation methodology for the majority of our other inventories; (ii) better represents how management assesses and reports on the performance of the Reinforcement Materials and Performance Chemicals operating segments that carry U.S. carbon black inventories, as the impact of accounting for this inventory on a LIFO basis has historically been excluded from segment results; (iii) better aligns the accounting for U.S. carbon black inventories with the physical flow of that inventory; and (iv) improves comparability with many of our peers. We applied this change retrospectively to all prior periods presented for which details are presented in Note B of our Notes to the Consolidated Financial Statements (“Note B”).

The cost of Specialty Fluids inventories that are classified as assets held for rent is determined using the average cost method. The cost of all other inventories is determined using the FIFO method.

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

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. As discussed in Note C of our Notes to the Consolidated Financial Statements, we acquired Tech Blend in November 2017, and the preliminary purchase price allocation included separately identifiable intangible assets of $31 million.

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. As part of the Tech Blend acquisition, goodwill of $31 million was generated and is reflected in the Specialty Compounds reporting unit. The other reporting units with goodwill balances are Reinforcement Materials, Purification Solutions, and Fumed Metal Oxides. The separate businesses included within Performance Chemicals are considered separate reporting units. As such, the goodwill balance relative to Performance Chemicals is recorded in the Fumed Metal Oxides and Specialty Compounds reporting units.

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

Based on our most recent annual goodwill impairment test performed as of May 31, 2017, the fair values of the Reinforcement Materials and Fumed Metal Oxides reporting units were substantially in excess of their carrying values. The fair value of the Purification Solutions reporting unit exceeded its carrying amount by 13%. The fair value of the Purification Solutions reporting unit includes certain growth assumptions that are primarily dependent on: (1) growth in demand for our existing portfolio of activated carbon products and new products developed for environmental and specialty applications; and (2) stable demand in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the U.S. and the continued regulation of those utilities under the U.S. Mercury and Air Toxics Standards regulation (“MATS”). In April 2017, the U.S. Environmental Protection Agency (“EPA”) indicated that it intends to review the cost benefit analysis previously prepared by the EPA in support of MATS to determine if the EPA should reconsider MATS or some part of it. This analysis continues to be under review by the EPA. In addition, we continue to review our strategic options for this business and look for opportunities to better position the business for growth and long-term value enhancement.  Failure to achieve our projected growth in environmental or specialty applications, actions taken by the EPA related to MATS that decrease demand for our products, or the result of the strategic options or opportunities we may pursue could have a negative impact on the fair value of the Purification Solutions reporting unit, which may lead to impairment.

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

Our discussion under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: (i) unusual or infrequent items, such as a significant release or establishment of a valuation allowance, (ii) items related to uncertain tax positions, such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and (iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “First Quarter of Fiscal 2018 versus First Quarter of Fiscal 2017—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “First Quarter of Fiscal 2018 versus First Quarter of Fiscal 2017—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

•	Gains (losses) on sale of investments, which primarily relate to the sale of investments accounted for using the cost method.

Overview

During the first quarter of fiscal 2018, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the first quarter of fiscal 2017, primarily due to higher unit margins in the Reinforcement Materials segment from favorable spot pricing in Asia and the impact from the calendar year 2017 tire customer agreements.

First Quarter of Fiscal 2018 versus First Quarter of Fiscal 2017—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2017	2016
	(In millions)
Net sales and other operating revenues	$720	$611
Gross profit	$178	$159

The $109 million increase in net sales in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was driven by a more favorable price and product mix (combined $80 million) predominantly in Reinforcement Materials, higher volumes ($20 million) and the favorable impact from foreign currency translation ($13 million). The increase in volumes was primarily due to volume increases from Reinforcement Materials ($9 million) and Performance Chemicals ($16 million), partially offset by a decrease in volumes from Specialty Fluids ($5 million).

Gross profit increased by $19 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily due to higher volumes in Reinforcement Materials and Performance Chemicals and higher unit margins in Reinforcement Materials, partially offset by an unfavorable impact from changing inventory levels and higher fixed costs.

Selling and Administrative Expenses

	Three Months Ended December 31
	2017	2016
	(In millions)
Selling and administrative expenses	$69	$63

Selling and administrative expenses increased by $6 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to ongoing Corporate projects and higher personnel costs.

Research and Technical Expenses

	Three Months Ended December 31
	2017	2016
	(In millions)
Research and technical expenses	$15	$12

Research and technical expenses increased by $3 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to higher spending on growth projects across the Company.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2017	2016
	(In millions)
Interest and dividend income	$3	$2
Interest expense	$(13)	$(13)
Other income (expense)	$8	$2

Interest and dividend income increased by $1 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017 due to interest earned on higher cash balances.

Interest expense was flat in the first quarter of fiscal 2018 compared to the same period in fiscal 2017.

Other income (expense) changed by $6 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily due to the gains on sale of cost-method investments, partially offset by an unfavorable comparison of foreign currency movements.

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2017	2016
	(Dollars in millions)
Provision (benefit) for income taxes	$205	$18

Effective tax rate	224%	24%
Impact of discrete tax items(1):
Unusual or infrequent items	(200)%	(1)%
Items related to uncertain tax positions	(1)%	2%
Other discrete tax items	(1)%	(1)%
Impact of certain items	(1)%	—%
Operating tax rate	21%	24%

(1)

For the three months ended December 31, 2017 and 2016, Impact of discrete tax items included a net discrete tax expense of $185 million and a net discrete tax benefit of less than $1 million, respectively. The nature of the discrete tax items for the periods ended December 31, 2017 and 2016 were as follows:

(a)

Unusual or infrequent items during the three months ended December 31, 2017 consists of the net tax impacts resulting from the enactment of H.R. 1 (the “Act”) as discussed further below and in the discussion under the heading “Tax Reform” in Note I of our Notes to the Consolidated Financial Statements (“Note I”) ($185 million), as well as immaterial impacts related to stock compensation deductions. Additionally, unusual or infrequent items during the three months ended December 31, 2017 and 2016 included the tax impact of excludible foreign exchange gains and losses in certain jurisdictions;

(b)

Items related to uncertain tax positions during the three months ended December 31, 2017 and 2016 included net tax benefits from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, the accrual of interest on uncertain tax positions, and, for fiscal 2018 only, the refinement of the accrual for existing uncertain tax positions;

(c)

Other discrete tax items during the three months ended December 31, 2017 and 2016 included net tax impacts from various return to provision adjustments related to tax return filings and, for fiscal 2018 only, changes in non-U.S. tax laws.

For fiscal 2018, our expected operating tax rate is reconciled to our expected effective tax rate in the table below.

Forecast for the Year Ended September 30, 2018
Effective tax rate	74%
Impact of discrete tax items:
Unusual or infrequent items	(52)%
Items related to uncertain tax positions	—%
Other discrete tax items	—%
Impact of certain items	(1)%
Operating tax rate	21%

We file U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. We are under audit in a number of jurisdictions. It is possible that some of these audits will be resolved in fiscal 2018 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws, in all material respects, in each jurisdiction and maintain tax reserves for uncertain tax positions.

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting us, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. We expect that these changes will positively impact our future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate and the establishment of a full participation exemption regime for foreign earnings. In transitioning to this new full participation exemption regime for foreign earnings, we are subject to a one-time tax for the deemed repatriation of certain foreign earnings. Refer to the discussion under the heading “Tax Reform” in Note I.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2017	2016
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$2
Net income (loss) attributable to noncontrolling interests, net of tax	$10	$4

Equity in earnings of affiliated companies, net of tax decreased $1 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to lower earnings from our Venezuelan equity affiliate.

Net income (loss) attributable to noncontrolling interests, net of tax, increased $6 million in the first quarter of fiscal 2018 as compared to the same period of fiscal 2017, primarily due to the higher profitability of our joint ventures in China and the Czech Republic.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2018, we reported net income (loss) attributable to Cabot Corporation of ($122) million, or ($1.98) per diluted common share. This compares to net income (loss) attributable to Cabot Corporation of $55 million, or $0.86 per diluted common share, in the first quarter of fiscal 2017. The net loss in fiscal 2018 is due to a tax charge recorded of $185 million in connection with the enactment of the tax Act.

First Quarter of Fiscal 2018 versus First Quarter of Fiscal 2017—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three months ended December 31, 2017 and 2016 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note O of our Notes to the Consolidated Financial Statements.

	Three Months Ended December 31
	2017	2016
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$92	$75
Less: Certain items	7	—
Less: Other unallocated items	(28)	(20)
Total segment EBIT	$113	$95

In the first quarter of fiscal 2018, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $17 million and total segment EBIT increased by $18 million when compared to the same period of fiscal 2017. The increases were primarily driven by higher volumes ($8 million), higher unit margins ($19 million) and a favorable impact from foreign currency translation ($1 million), partially offset by an unfavorable impact from changing inventory levels ($6 million) and higher fixed costs ($6 million). Higher unit margins were primarily driven by a better spot pricing environment in Asia and product mix in Reinforcement Materials.

Certain Items

Details of the certain items for the first quarter of fiscal 2018 are as follows:

Three Months Ended December 31
2017
(In millions)
Global restructuring activities	$(1)
Legal and environmental matters and reserves	(1)
Gains (losses) on sale of investments	10
Other	(1)
Total certain items, pre-tax	7
Tax-related certain items:
Tax impact of certain items	(2)
Discrete tax items	(185)
Total tax-related certain items	(187)
Total certain items, after tax	$(180)

Certain items for the first quarter of fiscal 2017 included charges of less than $1 million.

The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit included in Net income (loss) attributable to Cabot Corporation, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the heading “Definition of Terms and Non-GAAP Financial Measures”, to adjusted earnings.

Other Unallocated Items

	Three Months Ended December 31
	2017	2016
	(In millions)
Interest expense	$(13)	$(13)
Unallocated corporate costs	(14)	(12)
General unallocated income (expense)	—	7
Less: Equity in earnings of affiliated companies, net of tax	1	2
Total other unallocated items	$(28)	$(20)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of a contractual joint venture in Purification Solutions segment EBIT.

Total other unallocated items changed by $8 million in the first quarter of fiscal 2018 as compared to the same period in fiscal 2017, primarily due to the unfavorable impact of foreign currency translation which is included in General unallocated income (expense) and an increase in Unallocated corporate costs for corporate projects.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2018 and fiscal 2017 were as follows:

	Three Months Ended December 31
	2017	2016
	(In millions)
Reinforcement Materials Sales	$387	$295
Reinforcement Materials EBIT	$62	$40

Sales in Reinforcement Materials increased by $92 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to a more favorable price and product mix (combined $78 million), higher volumes ($9 million) and a favorable impact from foreign currency translation ($5 million). The favorable price and product mix impact was primarily due to higher selling prices in the quarter from price adjustments to customers for increases in raw material costs, price improvements in calendar year 2017 customer agreements and higher spot prices in Asia.

EBIT in Reinforcement Materials increased by $22 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to higher unit margins ($21 million), higher volumes ($4 million) and the favorable impact from foreign currency translation ($1 million), partially offset by higher fixed costs ($2 million) and an unfavorable impact from changing inventory levels ($2 million). Higher unit margins were driven by price improvements in calendar year 2017 customer agreements, a more favorable product mix, and spot pricing in Asia.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2018 and fiscal 2017 were as follows:

	Three Months Ended December 31
	2017	2016
	(In millions)
Specialty Carbons and Formulations Sales	$160	$138
Metal Oxides Sales	69	67
Performance Chemicals Sales	$229	$205
Performance Chemicals EBIT	$47	$49

Sales in Performance Chemicals increased by $24 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to higher volumes ($16 million), a favorable impact from foreign currency translation ($5 million) and a more favorable price and product mix (combined $3 million). The increase in volumes was primarily due to higher sales volumes in Europe compared to the same period of fiscal 2017.

EBIT in Performance Chemicals decreased by $2 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to, higher fixed costs ($6 million), an unfavorable impact from changing inventory levels ($3 million) and lower unit margins ($1 million), partially offset by higher volumes ($7 million) and a favorable impact from foreign currency translation ($1 million). Higher fixed costs were primarily driven by increased spending on maintenance and selling and administrative costs. The higher volumes during the quarter were primarily due to higher sales volumes in Europe.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2018 and fiscal 2017 were as follows:

	Three Months Ended December 31
	2017	2016
	(In millions)
Purification Solutions Sales	$70	$69
Purification Solutions EBIT	$6	$4

Sales in Purification Solutions increased by $1 million in the first quarter of fiscal 2017 compared to the same period of fiscal 2017 due to higher volumes ($1 million) and a favorable impact from foreign currency translation ($2 million), partially offset by a less favorable price and product mix (combined $2 million).

EBIT in Purification Solutions increased by $2 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to higher volumes ($1 million) and the accelerated receipt of royalty payments ($3 million), partially offset by an unfavorable impact from changing inventory levels ($2 million). The royalty payment received in the quarter consists of all the remaining payments due to the Company under that royalty arrangement.

Specialty Fluids

Sales and EBIT for Specialty Fluids for the first quarter of fiscal 2018 and 2017 were as follows:

	Three Months Ended December 31
	2017	2016
	(In millions)
Specialty Fluids Sales	$6	$11
Specialty Fluid EBIT	$(2)	$2

Sales in Specialty Fluids decreased by $5 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017 primarily due to lower volumes from reduced project activity.

EBIT in Specialty Fluids decreased by $4 million in the first quarter of fiscal 2018 compared to the same period of fiscal 2017 primarily due to lower volumes from reduced project activity.

Outlook

During the second quarter, we anticipate that Reinforcement Materials will benefit from the calendar year 2018 customer agreements along with a firm spot market in Europe and Asia. In Performance Chemicals we are expecting an improvement sequentially due to higher seasonal volumes and the positive impact from price increases, but anticipate margins will be impacted somewhat by rising feedstock costs in specialty carbons and higher costs to support growth investments. We also expect Purification Solutions to benefit from continued momentum in the specialty applications but it will be challenged by continued competitive pricing in the mercury removal application. In Specialty Fluids, we expect a similar level of project activity for the next quarter with an uptick in activity in the second half of the year.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $91 million during the first three months of fiscal 2018, which was attributable to a lower cash balance at December 31, 2017. As of December 31, 2017, we had cash and cash equivalents of $189 million and borrowing availability under our revolving credit agreement of $1 billion. Our revolving credit agreement, which was amended in October 2017 to extend the maturity to October 2022, supports our commercial paper program and may be used for working capital, letters of credit and other general corporate purposes.

At December 31, 2017, we were in compliance with all covenants under our revolving credit facility, including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We use commercial paper throughout the year to manage short-term U.S. cash needs. The commercial paper balance is generally paid down at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. In the unusual event that additional funds are needed in the U.S., we have the ability to repatriate additional funds.

We do not expect Tax Reform, discussed in more detail in Note I, to have a material impact on our liquidity position due to our existing tax attributes. We are evaluating the impact of tax reform on our opportunities to repatriate some portion of our foreign cash balances to the U.S.

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

We issued $250 million of 2.55% fixed rate debt in fiscal 2012 that matured on January 15, 2018. This debt was repaid using a combination of foreign cash and commercial paper borrowings.

We issued $30 million of 7.42% medium term notes in fiscal 1999 that mature on December 11, 2018 and are included in Current portion of long-term debt on the Consolidated Balance Sheets as of December 31, 2017. We intend to pay off these notes at maturity with cash on hand and/or commercial paper borrowings.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $45 million in the first three months of fiscal 2018 compared to $107 million during the same period of fiscal 2017.

Cash provided by operating activities in the first three months of fiscal 2018 was driven primarily by the non-cash impacts of depreciation and amortization of $39 million and an increase in our deferred tax provision of $186 million, which more than offset our net loss. In addition, there was an increase in Accounts payable and accrued liabilities. Partially offsetting these cash inflows was an increase in Accounts and notes receivable and Inventories.

Cash provided by operating activities in the first three months of fiscal 2017 was driven primarily by net income excluding the non-cash impact of depreciation and amortization of $38 million. In addition, there was a decrease in Accounts receivable and an increase in Accounts payable and accrued liabilities. Partially offsetting these cash inflows was an increase in Inventories.

Cash Flows from Investing Activities

In the three months ended December 31, 2017, investing activities consumed $101 million of cash, which was primarily driven by $64 million of cash paid for our acquisition of Tech Blend, net of cash acquired of $1 million, and capital expenditures of $52 million. These capital expenditures were for sustaining and compliance capital projects at our operating facilities as well as expansion capital expenditures. In the three months ended December 31, 2016, investing activities consumed $23 million of cash which was primarily driven by capital expenditures of $22 million. These capital expenditures were primarily for sustaining and compliance capital projects at our operating facilities.

Capital expenditures for fiscal 2018 are expected to be approximately $250 million. Our planned capital spending program for fiscal 2018 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as expansion capital expenditures, primarily for the construction of our fumed silica manufacturing plants in Carrollton, Kentucky and Wuhai, China.

Cash Flows from Financing Activities

Financing activities consumed $36 million of cash in the first three months of fiscal 2018 compared to $32 million of cash consumed in the first three months of fiscal 2017. In the first three months of both fiscal 2018 and 2017, these financing activities consisted of share repurchases and dividend payments to stockholders.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2017, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Reinforcement Materials	$253	$264	$153	$114	$114	$1,537	$2,435
Performance Chemicals	48	58	55	54	43	468	726
Purification Solutions	7	7	6	1	—	—	21
Total	$308	$329	$214	$169	$157	$2,005	$3,182

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance; demand for our products; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements, including for the repayment of the current portion of our long-term debt; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; the impact we expect tax reform legislation in the U.S. to have on our future after-tax earnings and liquidity position, and our expected tax rate for fiscal 2018; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; changes in environmental requirements in the U.S.; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; unanticipated disruptions or delays in plant operations or development projects; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2017 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2017 does not differ materially from that discussed under Item 7A of our 2017 10-K.

Item 4.	Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2017- October 31, 2017	—	$—	—	1,715,824
November 1, 2017- November 30, 2017	140,500	$60.70	140,500	1,575,324
December 1, 2017- December 31, 2017	67,226	$58.33	67,226	1,508,098
Total	207,726		207,726

(1)

On January 13, 2015, the Company announced that the Board of Directors authorized us to repurchase up to five million shares of our common stock on the open market or in privately negotiated transactions. This authorization does not have a set expiration date.

(2)

Total number of shares purchased does not include 56,995 shares withheld to pay taxes on the vesting of equity awards made under the company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 10.1*

Extension Agreement dated October 6, 2017 to the Credit Agreement, dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLS, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto.

Exhibit 18.1*	Preferability letter regarding LIFO to FIFO change in inventory accounting.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 8, 2018	By:	/s/ Eduardo E. Cordeiro
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 8, 2018	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)