Form 10-Q
period 2018-06-30
CABOT CORP
filed 2018-08-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 61,558,577 shares of common stock, $1.00 par value per share, outstanding as of August 6, 2018.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net sales and other operating revenues	$854	$705	$2,392	$1,994
Cost of sales	654	544	1,824	1,505
Gross profit	200	161	568	489
Selling and administrative expenses	74	63	221	191
Research and technical expenses	17	14	48	40
Purification Solutions long-lived assets impairment (Note E)	—	—	162	—
Purification Solutions goodwill impairment (Note E)	—	—	92	—
Income (loss) from operations	109	84	45	258
Interest and dividend income	2	3	8	7
Interest expense	(14)	(13)	(41)	(39)
Other income (expense)	(2)	(6)	4	(5)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	95	68	16	221
(Provision) benefit for income taxes	4	(16)	(194)	(33)
Equity in earnings of affiliated companies, net of tax	—	3	2	6
Net income (loss)	99	55	(176)	194
Net income (loss) attributable to noncontrolling interests, net of tax	11	8	31	18
Net income (loss) attributable to Cabot Corporation	$88	$47	$(207)	$176

Weighted-average common shares outstanding:
Basic	61.8	62.4	61.8	62.3
Diluted	62.3	62.7	61.8	62.8

Earnings per common share:
Basic	$1.41	$0.73	$(3.36)	$2.79
Diluted	$1.40	$0.73	$(3.36)	$2.78

Dividends per common share	$0.33	$0.315	$0.96	$0.915

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Net income (loss)	$99	$55	$(176)	$194
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax provision (benefit) of $2, $(4), $(2) and $(1)	(109)	54	(50)	(15)
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $—, $—, $— and $—	(1)	—	(1)	—
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax provision of $1, $—, $1 and $—	(1)	—	(3)	—
Pension and other postretirement benefit liability adjustments
Amortization of net loss and prior service credit included in net periodic benefit cost, net of tax	—	—	—	2
Other comprehensive income (loss)	(111)	54	(54)	(13)
Comprehensive income (loss)	(12)	109	(230)	181
Net income (loss) attributable to noncontrolling interests, net of tax	11	8	31	18
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(7)	3	—	—
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	4	11	31	18
Comprehensive income (loss) attributable to Cabot Corporation	$(16)	$98	$(261)	$163

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2018	September 30, 2017
	(In millions)
Current assets:
Cash and cash equivalents	$131	$280
Accounts and notes receivable, net of reserve for doubtful accounts of $9 and $9	664	527
Inventories:
Raw materials	122	93
Work in process	3	2
Finished goods	311	293
Other	46	45
Total inventories	482	433
Prepaid expenses and other current assets	65	59
Total current assets	1,342	1,299
Property, plant and equipment, net	1,248	1,305
Goodwill	92	154
Equity affiliates	51	56
Intangible assets, net	96	137
Assets held for rent	116	104
Deferred income taxes	68	237
Other assets	44	46
Total assets	$3,057	$3,338

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2018	September 30, 2017
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$312	$7
Accounts payable and accrued liabilities	491	457
Income taxes payable	25	22
Current portion of long-term debt	36	256
Redeemable preferred stock	26	—
Total current liabilities	890	742
Long-term debt	630	661
Deferred income taxes	1	38
Other liabilities	247	245
Redeemable preferred stock	—	27
Commitments and contingencies (Note I)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 61,759,181 and 62,087,627 shares
Outstanding: 61,558,577 and 61,884,347 shares	62	62
Less cost of 200,604 and 203,280 shares of common treasury stock	(7)	(6)
Additional paid-in capital	—	—
Retained earnings	1,417	1,707
Accumulated other comprehensive income (loss)	(313)	(259)
Total Cabot Corporation stockholders' equity	1,159	1,504
Noncontrolling interests	130	121
Total stockholders' equity	1,289	1,625
Total liabilities and stockholders' equity	$3,057	$3,338

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2018	2017
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(176)	$194
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	117	115
Long-lived assets impairment charge	162	—
Goodwill impairment charge	92	—
Deferred tax provision (benefit)	131	(25)
Gain on sale of investments	(10)	—
Gain on sale of land	(11)	—
Equity in net income of affiliated companies	(2)	(6)
Non-cash compensation	16	10
Other non-cash (income) expense	14	(2)
Changes in assets and liabilities:
Accounts and notes receivable	(151)	(64)
Inventories	(77)	(61)
Prepaid expenses and other current assets	(6)	(7)
Accounts payable and accrued liabilities	40	34
Income taxes payable	2	3
Other liabilities	(6)	(9)
Cash dividends received from equity affiliates	8	9
Cash provided by operating activities	143	191

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(167)	(86)
Cash paid for acquisition of business, net of cash acquired of $1	(64)	—
Proceeds from sale of investments	11	—
Proceeds from sale of land	13	—
Change in assets held for rent	(5)	(5)
Other	1	2
Cash used in investing activities	(211)	(89)

Cash Flows from Financing Activities:
Repayments under financing arrangements	(1)	(3)
Increase in short-term borrowings, net	2	2
Proceeds from (repayments of) issuance of commercial paper, net	303	—
Repayments of long-term debt	(251)	(1)
Purchases of common stock	(59)	(43)
Proceeds from sales of common stock	18	21
Cash dividends paid to noncontrolling interests	(21)	(13)
Cash dividends paid to common stockholders	(60)	(57)
Cash used in financing activities	(69)	(94)
Effects of exchange rate changes on cash	(12)	(10)
Increase (decrease) in cash and cash equivalents	(149)	(2)
Cash and cash equivalents at beginning of period	280	200
Cash and cash equivalents at end of period	$131	$198

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
Reinforcement Materials	57%	54%	57%	53%
Performance Chemicals	33%	34%	33%	35%
Purification Solutions	9%	10%	9%	11%
Specialty Fluids	1%	2%	1%	1%

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

Intangible Assets and Goodwill Impairment

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to assumptions used in the valuation model. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the dates of acquisition. The Company acquired Tech Blend in November 2017, which included separately identifiable intangible assets of $29 million as part of the purchase price allocation as discussed in Note C.

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the Fumed Metal Oxides and Specialty Compounds businesses within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of May 31, 2018. The Purification Solutions reporting unit has no remaining goodwill balance subsequent to the goodwill impairment charge recorded in the second quarter of fiscal 2018. As part of the Tech Blend acquisition, goodwill of $33 million was generated and is reflected in the Specialty Compounds reporting unit.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Refer to Note E and Note F for details on the Purification Solutions goodwill impairment test and the resulting charge recorded in the second quarter of fiscal 2018, and the results of the Company’s annual goodwill impairment test performed as of May 31, 2018, respectively.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separately identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset. In the second quarter of fiscal 2018, the Company determined that the long-lived asset group of Purification Solutions was not fully recoverable and accordingly, the Company recorded an impairment charge for the carrying value in excess of the fair value of the asset group, as described in Note E.

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

The Company applied this change retrospectively to all prior periods presented. This change resulted in a $17 million increase in retained earnings as of October 1, 2016, from $1,544 million to $1,561 million. In addition, the following financial statement line items in the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2017, its Consolidated Balance Sheets as of September 30, 2017, and its Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 were adjusted:

Consolidated Statements of Operations	Three Months Ended June 30
	2017
	As Originally Reported	Effect of Change	As Adjusted
	(In millions, except per share amounts)
Cost of sales	$546	$(2)	$544
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$66	$2	$68
(Provision) benefit for income taxes	$(16)	$—	$(16)
Net income (loss)	$53	$2	$55
Net income (loss) attributable to Cabot Corporation	$45	$2	$47
Earnings per common share:
Basic	$0.71	$0.02	$0.73
Diluted	$0.71	$0.02	$0.73

Consolidated Statements of Operations	Nine Months Ended June 30
	2017
	As Originally Reported	Effect of Change	As Adjusted
	(In millions)
Cost of sales	$1,509	$(4)	$1,505
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$217	$4	$221
(Provision) benefit for income taxes	$(32)	$(1)	$(33)
Net income (loss)	$191	$3	$194
Net income (loss) attributable to Cabot Corporation	$173	$3	$176
Earnings per common share:
Basic	$2.75	$0.04	$2.79
Diluted	$2.74	$0.04	$2.78

Consolidated Balance Sheets	September 30, 2017
	As Originally Reported	Effect of Change	As Adjusted
	(In millions)
Inventories	$396	$37	$433
Deferred income taxes (assets)	$250	$(13)	$237
Retained earnings	$1,683	$24	$1,707

Consolidated Statements of Cash Flows	Nine Months Ended June 30
	2017
	As Originally Reported	Effect of Change	As Adjusted
	(In millions)
Net income (loss)	$191	$3	$194
Deferred tax provision (benefit)	$(26)	$1	$(25)
Inventories	$(57)	$(4)	$(61)

If the Company had continued to account for its U.S. carbon black inventories under LIFO, there would have been an increase in Cost of Sales of $8 million and $11 million, an additional benefit to the (Provision) benefit for income taxes of $2 million and $3 million, an impact to the Net income (loss) attributable to Cabot Corporation of $6 million and $8 million, and a decrease of $0.10 and $0.13 in both basic and diluted earnings per common share in the Consolidated Statements of Operations for the three and nine months ended June 30, 2018, respectively. The impact to the Consolidated Balance Sheets as of June 30, 2018 would have been a decrease of $48 million in Inventories, an increase of $16 million in Deferred income taxes, and a decrease of $32 million in Retained earnings.

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

Redeemable Preferred Stock

In November 2013, the Company purchased all of its joint venture partner’s common stock in the former NHUMO, S.A. de C.V. (“NHUMO”) joint venture. At the close of the transaction, NHUMO issued redeemable preferred stock to the joint venture partner with a redemption value of $25 million. The preferred stock accumulates dividends at a fixed rate of 6% annually and is redeemable at the option of the former joint venture partner or the Company for $25 million starting in November 2018 or upon the occurrence of certain other conditions. Annual payment of the dividends by NHUMO is contingent on NHUMO achieving a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level and if such minimum EBITDA is not achieved in any year, the dividend will be accumulated and paid at the time the preferred shares are redeemed. The minimum EBITDA was achieved in all fiscal years since the close of the transaction and dividend payments of approximately $1 million were paid for each fiscal year and a final dividend payment of approximately $1 million is due in November 2018. The preferred stock issued in connection with the transaction is not mandatorily redeemable and has embedded put and call rights at the fixed redemption price. Accordingly, the instrument is accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a long-term liability as of September 30, 2017 and as a current liability as of June 30, 2018 as it becomes redeemable beginning in November 2018.

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

•

Excess tax benefits or deficiencies related to stock compensation that were previously recorded to Additional paid-in capital are now recognized as a discrete tax benefit or expense in (Provision) benefit for income taxes within the Consolidated Statements of Operations. The impact on the (Provision) benefit for income taxes was a discrete tax benefit of $2 million during the first nine months of fiscal 2018.

•

Excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the Consolidated Statements of Cash Flows. The Company elected to apply this cash flow presentation requirement retrospectively, which resulted in the reclassification of $8 million of tax benefit from share-based compensation awards from cash flows from financing activities to cash flows from operating activities in the Consolidated Statements of Cash Flows for the nine months ended June 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard that amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017. The Company has completed its preliminary assessment of the new standard, which included reviewing a sample of contracts across the Company’s four business segments. Based on this assessment, the Company does not expect adoption of this standard to have a material impact on how it recognizes revenue. The Company has substantially completed its assessment of the new standard and is preparing to implement the updates that will be necessary to its revenue recognition policy, internal controls, processes and financial statement disclosures. The Company will adopt this standard on October 1, 2018 and expects to apply a modified retrospective approach.

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

In March 2017, the FASB issued a new standard that amends the requirements on the presentation of net periodic pension and postretirement benefit costs. Currently, net benefit costs are reported as employee costs within operating income. The new standard requires the service cost component to be presented with other employee compensation costs. The other components will be reported separately outside of operations. The new standard is effective for fiscal years beginning after December 15, 2017. The Company will adopt this standard on October 1, 2018. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In February 2018, the FASB issued a new standard that allows entities to reclassify from AOCI to Retained earnings for stranded tax effects resulting from enactment of H.R. 1 (the “Act”), commonly referred to as the Tax Cuts and Jobs Act of 2017. The amendments in this new standard also require certain disclosures about stranded tax effects. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

C. Acquisition of Tech Blend

In November 2017, the Company acquired all of the issued and outstanding shares and cash of Tech Blend, a North American producer of black masterbatches, for a purchase price of $65 million, paid in cash. The purchase price was subject to a working capital adjustment, which was immaterial. The operating results of the business are included in the Company’s Performance Chemicals segment. The acquisition extends the Company’s global footprint in black masterbatch and compounds and provides a platform to serve global customers and grow in conductive formulations. Since the date of acquisition, Tech Blend revenues have totaled approximately $19 million through June 30, 2018.

The Company incurred acquisition costs of less than $1 million through June 30, 2018 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

The allocation of the purchase price set forth below was based on estimates of the fair value of assets acquired and liabilities assumed.

(In millions)
Assets
Cash	$1
Accounts Receivable	5
Inventories	3
Property, plant and equipment	7
Intangible assets	29
Goodwill	33
Total assets acquired	78

Liabilities
Current liabilities	(3)
Deferred tax liabilities	(10)
Total liabilities assumed	(13)

Cash consideration paid	$65

As part of the purchase price allocation, the Company determined the separately identifiable intangible assets are comprised of developed technologies of $21 million, which will be amortized over 25 years, and customer relationships of $8 million, which will be amortized over 12 years. The Company estimated the fair values of the identifiable acquisition-related intangible assets based on projections of cash flows that will arise from those assets. The projected cash flows are discounted to determine the fair value of the assets at the date of acquisition. The determination of the fair value of the intangible assets acquired required the use of significant judgment with regard to (i) assumptions in the discounted cash flow model used and (ii) determination of the useful lives of the developed technologies and customer relationships.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition will not be deductible for tax purposes.

D. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2018		2017		2018		2017
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	1	2	1	1	1	—	1	—
Expected return on plan assets	(3)	(4)	(3)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Net periodic benefit (credit) cost	$(1)	$1	$(1)	$1	$—	$—	$—	$—

	Nine Months Ended June 30
	2018		2017		2018		2017
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$6	$1	$7	$—	$—	$—	$—
Interest cost	3	6	3	4	1	—	1	—
Expected return on plan assets	(8)	(11)	(8)	(10)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	—	2	—	4	—	—	—	—
Net periodic benefit (credit) cost	$(4)	$3	$(4)	$5	$(1)	$—	$(1)	$—

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

In the second quarter of fiscal 2018, the Purification Solutions reporting unit experienced further share losses, lower customer demand and declining prices in the mercury removal and North America powdered activated carbon applications, which led the Company to reassess its previous estimates for expected growth in volumes, prices and margins in the reporting unit. The forecasted demand and profit margins in mercury removal applications were lowered reflecting further unit closures at coal-fired utility plants, lower usage levels of activated carbon and lower plant utilization levels for coal-fired utilities, as well as lower pricing due to industry overcapacity, among other factors. While development programs continue to progress, growth estimates in other environmental and specialty applications were also lowered, reflecting heightened competition and updated timelines to commercialize certain new products. Due to these revised forecasts, the Company performed the quantitative goodwill impairment test and determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value, resulting in a goodwill impairment charge of $92 million.

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

Prior to determining the goodwill impairment charge, the Company considered whether the assets of the reporting unit were recoverable. As a result of this assessment, the Company recorded an inventory reserve adjustment of $13 million and impairments to long lived assets of $162 million. The adjustment to inventory carrying value was determined based on reassessments of volumes, pricing, and margins described above and was recorded in Cost of sales in the Consolidated Statements of Operations. The impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable was based on the estimated undiscounted cash flows of the reporting unit, and these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, the Company recorded impairment charges of $64 million and $98 million, to its definite-lived intangible assets and property, plant and equipment, respectively, in the quarter ended March 31, 2018 based on the lower of the carrying amount or fair value of the long-lived assets.

The Company used the income approach to determine the fair value of the definite-lived intangible assets and the cost approach to determine the fair value of its property, plant and equipment. Cabot will continue to monitor for events or changes in business circumstances that may indicate that the remaining carrying value of the asset group may not be recoverable.

The Company recorded a tax benefit related to the impairment charges of $30 million in the second quarter of fiscal 2018 which was subsequently reduced by $2 million in the third quarter of fiscal 2018 due to finalization of the impairment charges by tax jurisdiction.

F. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine month period ended June 30, 2018 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(In millions)
Balance at September 30, 2017	$53	$9	$92	$154
Goodwill acquired(1)	—	33	—	33
Impairment charge(2)	—	—	(92)	(92)
Foreign currency impact	(2)	(1)	—	(3)
Balance at June 30, 2018	$51	$41	$—	$92

(1)	Consists of goodwill acquired in the acquisition of Tech Blend as described in Note C.
(2)

Refer to Note E for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded in the second fiscal quarter of 2018. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2018, the fair values of the Reinforcement Materials, Fumed Metal Oxides, and Specialty Compounds reporting units were substantially in excess of their carrying values.

The following table provides information regarding the Company’s intangible assets:

	June 30, 2018			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives(1)
Developed technologies	$50	$(1)	$49	$49	$(7)	$42
Trademarks	8	—	8	16	(1)	15
Customer relationships	49	(10)	39	94	(14)	80
Total intangible assets	$107	$(11)	$96	$159	$(22)	$137

(1)	Refer to Note E for intangible assets impairment charges recorded in the second fiscal quarter of 2018.

Intangible assets are amortized over their estimated useful lives, which range between twelve and twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three month periods ended June 30, 2018 and 2017 was $1 million and $2 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for both nine month periods ended June 30, 2018 and 2017 was $6 million and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

G. Stockholders’ Equity

In January 2015, the Board of Directors authorized Cabot to repurchase up to five million shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2018, under such authorization, Cabot has repurchased 4,171,802 shares of its common stock and 828,198 shares remained available for repurchase. The Company retired the repurchased shares and recorded the excess of the purchase price over par value to additional paid-in capital until such amount was reduced to zero and then charged the remainder against retained earnings. In July 2018, the Board of Directors authorized Cabot to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions. The January 2015 share repurchase authorization remains in place. Neither authorization has a set expiration date.

During the first nine months of fiscal 2018 and 2017, Cabot paid cash dividends in the aggregate amount of $0.96 and $0.915, respectively, per share of common stock, with a total cost of $60 million and $57 million, respectively.

Noncontrolling Interest

The following table illustrates the noncontrolling interest activity for the periods presented:

	Nine Months Ended June 30
	2018	2017
	(In millions)
Noncontrolling interests at beginning of period	$121	$98
Net income (loss) attributable to noncontrolling interests	31	18
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	—	—
Dividends declared to noncontrolling interests	(22)	(14)
Contribution from noncontrolling interest	—	2
Noncontrolling interests at end of period	$130	$104

During the nine months ended June 30, 2018, $21 million of the dividends declared to noncontrolling interests during the period were paid. During the nine months ended June 30, 2017, $13 million of the dividends declared to noncontrolling interests during the period were paid.

H. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2017, attributable to Cabot Corporation	$(204)	$2	$(57)	$(259)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from AOCI	(1)	—	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	—	3
Balance at December 31, 2017, attributable to Cabot Corporation	(208)	2	(57)	(263)
Other comprehensive income (loss) before reclassifications	59	—	—	59
Amounts reclassified from AOCI	(1)	—	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	—	4
Balance at March 31, 2018, attributable to Cabot Corporation	(154)	2	(57)	(209)
Other comprehensive income (loss) before reclassifications	(109)	(1)	—	(110)
Amounts reclassified from AOCI	(1)	—	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	—	—	(7)
Balance at June 30, 2018, attributable to Cabot Corporation	$(257)	$1	$(57)	$(313)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three and nine months ended June 30, 2018 and 2017 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2018	2017	2018	2017
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(2)	$—	$(4)	$—
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note D for details	1	1	2	4
Amortization of prior service credit	Net Periodic Benefit Cost - see Note D for details	(1)	(1)	(2)	(2)
Total before tax		(2)	—	(4)	2
Tax impact	Provision (benefit) for income taxes	1	—	1	—
Total after tax		$(1)	$—	$(3)	$2

I. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. For these purchase commitments, the amounts included in the table below are based on market prices at June 30, 2018, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Reinforcement Materials	$79	$294	$180	$140	$140	$1,901	$2,734
Performance Chemicals	19	67	55	54	54	461	710
Purification Solutions	3	7	6	1	—	—	17
Specialty Fluids	—	15	—	—	—	—	15
Total	$101	$383	$241	$195	$194	$2,362	$3,476

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

Environmental Matters

As of June 30, 2018 and September 30, 2017, Cabot had $15 million and $12 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

Cash payments related to these environmental matters were $2 million in the first nine months of both fiscal 2018 and 2017. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of June 30, 2018 and September 30, 2017, there were approximately 35,000 and 37,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At June 30, 2018 and September 30, 2017, the reserve was $17 million and $18 million, respectively. The Company made payments related to its respirator liability of $1 million and $3 million in the first nine months of fiscal 2018 and fiscal 2017, respectively.

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

J. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(Dollars in millions)
(Provision) benefit for income taxes	$4	$(16)	$(194)	$(33)
Effective tax rate	(3)%	23%	1202%	14%

For the three and nine months ended June 30, 2018, the tax (provision) benefit included a net discrete tax benefit of $23 million and a net discrete tax expense of $139 million, respectively, of which a net tax benefit of $4 million and a net tax expense of $185 million, respectively, resulted from the Act. The amounts for the three and nine month periods also included a net tax expense of $2 million and a net tax benefit of $28 million, respectively, associated with the Purification Solutions goodwill and long-lived assets impairment charges as well as a net tax benefit of $20 million from a change in valuation allowance on a beginning of year tax balance. For the three and nine months ended June 30, 2017, the tax provision included a net discrete tax expense of $5 million and a net discrete tax benefit of $15 million, respectively, primarily comprised of a tax expense associated with various return to provision adjustments related to tax return filings and a tax benefit associated with the generation of excess foreign tax credits upon repatriation of previously taxed foreign earnings.

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

Due to various uncertainties as described below, the Company has not completed its accounting for certain tax impacts of the Act. However, as provided in SAB 118, reasonable estimates, including any adjustments to the estimates made during the first quarter of fiscal 2018, have been made and recorded as provisional amounts in its financial results for the third quarter of fiscal 2018. A discussion of the material impacts of tax law changes under the Act for which the accounting is incomplete follows:

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

As of June 30, 2018, the accounting for this item was incomplete. Additional information is necessary in order to complete the accounting for this item, including: (1) further analysis regarding the impact of the reduced rate on the reversal of deferred tax assets and liabilities for the full fiscal 2018 at the pro-rata rate, and (2) the true-up of deferred tax assets and liabilities upon the filing of the U.S. income tax return for fiscal 2017. However, for the three and nine months ended June 30, 2018, the Company has recorded a total provisional tax expense of less than $1 million and $17 million, respectively, related to the impact of the rate change on deferred tax balances. The adjustment to the provisional amount recorded during the three months ended June 30, 2018 was primarily associated with changes in estimates of temporary differences for the full fiscal year 2018.

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

As of June 30, 2018, the accounting for this item is incomplete. Significant additional information will need to be obtained and analyzed in order to complete the accounting for this item. This includes: (1) the determination of the full fiscal 2018 E&P and foreign tax credits of the specified foreign corporations; (2) the true-up of the pre-fiscal 2018 E&P and foreign tax credits of the specified foreign corporations upon the filing of the U.S. income tax return for fiscal 2017 (tax year 2016); (3) establishing the appropriate foreign exchange rate for the full fiscal year 2018 used to translate foreign taxes; (4) clarification of the state income tax impact of the repatriation, including guidance from states in which Cabot has a taxable presence on the extent to which the state will conform with the provisions of the Act, as well as determination of the apportionment of the Company’s income for the full fiscal year 2018; (5) uncertainty as to which of the alternative aggregate cash position measurement dates will apply to the Company; and (6) further guidance from the U.S. Treasury Department on the interpretation and application of the rules.

In the absence of such additional information, Cabot has made a reasonable estimate of the financial impact of this item. For the three and nine months ended June 30, 2018, the Company recorded a provisional benefit of $5 million and a provisional expense of $144 million, respectively, to the (Provision) benefit for income taxes for deemed repatriation. The adjustment to the provisional amount recorded during the three months ended June 30, 2018 was due to a change in the prevailing interpretation of pending U.S. Treasury Department guidance discussed in Internal Revenue Service ("IRS") Notice 2018-7, relating to the appropriate U.S. shareholder level at which foreign earnings are aggregated. On August 1, 2018 this interpretation was further confirmed upon issuance of U.S. Treasury Department guidance. This amount is expected to be a fully non-cash charge due to the Company’s existing tax attributes.

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

As of June 30, 2018, the accounting for this item is incomplete. Additional information necessary to complete the accounting includes: (1) finalization of U.S. previously taxed income resulting from the deemed repatriation of foreign earnings; (2) further analysis of the amount of distributable reserves, including treatment thereof under local law, available in various non-U.S. subsidiaries; (3) clarification of the state income tax impact of unremitted earnings that are not indefinitely reinvested; and (4) evolving interpretations of the U.S. GAAP rules applicable to the Act. As a result of the Act, the Company has made certain changes to its indefinite reinvestment assertion and has made a reasonable estimate of the financial impact of this item. For the three and nine months ended June 30, 2018, the Company recorded a provisional amount of $1 million and $24 million, respectively, to its tax expense for this item. The adjustment to the provisional amount recorded during the three months ended June 30, 2018 was due to a change in the prevailing interpretation of pending U.S. Treasury Department guidance discussed in IRS Notice 2018-7, relating to the appropriate U.S. shareholder level at which foreign earnings are aggregated. On August 1, 2018 this interpretation was further confirmed upon issuance of U.S. Treasury Department guidance.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2015 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2015 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2016 remain subject to examination by their respective tax authorities. As of December 31, 2017, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

During the three months ended June 30, 2018, Cabot did not release any uncertain tax positions. During the nine months ended June 30, 2018, Cabot released uncertain tax positions of $2 million due to the expirations of statutes of limitations in various jurisdictions. During the three and nine months ended June 30, 2017, Cabot released uncertain tax positions of less than $1 million and $3 million, respectively, due to the expirations of statutes of limitations in various jurisdictions.

K. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$88	$47	$(207)	$176
Less: Undistributed earnings allocated to participating securities(1)	—	—	—	1
Earnings (loss) allocated to common shareholders (numerator)	$88	$47	$(207)	$175

Weighted average common shares and participating securities outstanding	62.5	62.9	62.5	62.8
Less: Participating securities(1)	0.7	0.5	0.7	0.5
Adjusted weighted average common shares (denominator)	61.8	62.4	61.8	62.3

Earnings (loss) per common share - basic:	$1.41	$0.73	$(3.36)	$2.79

Diluted EPS:
Earnings (loss) allocated to common shareholders	$88	$47	$(207)	$175
Plus: Earnings (loss) allocated to participating securities	1	—	1	1
Less: Adjusted earnings allocated to participating securities(2)	1	—	1	1
Earnings (loss) allocated to common shareholders (numerator)	$88	$47	$(207)	$175

Adjusted weighted average common shares outstanding	61.8	62.4	61.8	62.3
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.3	—	0.5
Adjusted weighted average common shares (denominator)	62.3	62.7	61.8	62.8

Earnings (loss) per common share - diluted:	$1.40	$0.73	$(3.36)	$2.78

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$88	$47	$(207)	$176
Less: Dividends declared on common stock	21	19	60	57
Undistributed earnings (loss)	$67	$28	$(267)	$119

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$67	$28	$(267)	$118
Undistributed earnings (loss) allocated to participating shareholders	—	—	—	1
Undistributed earnings (loss)	$67	$28	$(267)	$119

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based restricted stock unit awards issued before fiscal 2017 under Cabot’s equity incentive plans using the treasury stock method. For the three and nine months ended June 30, 2018, 260,630 and 799,163 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2017, 191,616 and 172,969 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

L. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and nine months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Cost of sales	$1	$1	$(8)	$2
Selling and administrative expenses	—	—	1	1
Total	$1	$1	$(7)	$3

Details of all restructuring activities and the related reserves during the three and nine months ended June 30, 2018 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Sales	Asset Impairment and Accelerated Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2017	$1	$2	$—	$—	$—	$3
Charges	—	—	—	—	1	1
Accrual for deposit on sale of land	—	—	(4)	—	—	(4)
Cash received (paid)	—	—	4	—	(1)	3
Reserve at December 31, 2017	$1	$2	$—	$—	$—	$3
Charges (gain)	1	—	(11)	1	—	(9)
Costs charged against assets / (liabilities)	—	—	2	(1)	—	1
Cash (paid) received	(1)	—	9	—	—	8
Reserve at March 31, 2018	$1	$2	$—	$—	$—	$3
Charges (gain)	—	1	—	—	—	1
Accrual for deposit on sale of land rights	—	—	(3)	—	—	(3)
Cash (paid) received	(1)	(1)	3	—	—	1
Reserve at June 30, 2018	$—	$2	$—	$—	$—	$2

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Marshall, Texas Plan

In October 2017, Cabot indefinitely idled three of the seven production units at its activated carbon manufacturing facility in Marshall, Texas. The decision, affecting approximately 40 local employees, was driven by the need to better match the business’ production capacity and cost structure with the current demand for powdered activated carbon in North America. Total costs related to this plan are expected to be approximately $1 million, comprised of approximately $1 million of non-cash accelerated depreciation costs and less than $1 million of severance costs. The Company recorded charges of approximately $1 million in the nine months ended June 30, 2018, comprised mainly of accelerated depreciation charges. No further charges are anticipated related to this plan.

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan resulted in the termination of employment for approximately 300 employees across the Company’s global locations.

Most of the charges and cash outlays related to this plan were recorded in fiscal 2016. The Company recorded pre-tax cash charges related to plan of approximately $1 million in the first nine months of both fiscal 2018 and 2017, and expects to record approximately $1 million of cash charges in the remainder of fiscal 2018. The charges recorded and anticipated are comprised of severance, employee benefits and other transition costs. As of June 30, 2018, Cabot has less than $1 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

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

The Company completed the sale of the land in Merak on which the facility was located in the second quarter of fiscal 2018. The Company received a refundable deposit of $4 million of cash in the first quarter of fiscal 2018, which was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of December 31, 2017. An additional payment of approximately $9 million was received in the second quarter of fiscal 2018, resulting in a net gain of approximately $11 million. The Company recorded net charges of less than $1 million in the nine months ended June 30, 2017 primarily for site clearing and demolition costs related to the Merak closure.

As of June 30, 2018, Cabot has less than $1 million of accrued severance costs in the Consolidated Balance Sheets related to the Merak facility closure.

Other Actions

Cabot has recorded approximately $1 million of severance charges in the nine months ended June 30, 2018, nearly all of which has been paid in the first nine months of fiscal 2018.

Additionally, in previous years, the Company entered into other various restructuring actions that have been substantially completed, other than the sale of land rights in Thane, India and environmental remediation activities in Berre, France that remain to be completed.

The Company entered into an agreement to sell the land rights in Thane, India. The sale is anticipated to be completed for consideration of approximately $32 million and is anticipated to result in a net pre-tax gain of approximately $32 million upon completion of the transaction. The Company received a deposit of $3 million in cash in the first quarter of fiscal 2015 and another deposit of $3 million in cash in the third quarter of fiscal 2018 related to this transaction that are recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as the sale has not been consummated.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2018 or 2017.

At June 30, 2018 and September 30, 2017, Cabot had derivatives relating to foreign currency risks carried at fair value. At June 30, 2018 and September 30, 2017, the fair value of these derivatives was a net liability of $17 million and $13 million, respectively, and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At June 30, 2018 and September 30, 2017, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $12 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2018 and September 30, 2017, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Both the carrying value and fair value of the long-term fixed rate debt were $0.66 billion as of June 30, 2018. The carrying value and fair value of the long-term fixed rate debt were $0.91 billion and $0.94 billion, respectively, as of September 30, 2017. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

N. Derivatives

Foreign Currency Risk Management

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Cabot endeavors to match the currency in which debt is issued to the currency of the Company’s major, stable cash receipts. In some situations, Cabot has issued debt denominated in U.S. dollars and then entered into cross-currency swaps that exchange the dollar principal and interest payments into Euro-denominated principal and interest payments.

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

The following table provides details of the derivatives held as of June 30, 2018 and September 30, 2017 to manage foreign currency risk.

Notional Amount
Description	Borrowing	June 30, 2018	September 30, 2017	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD (6) million	USD 5 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in the Indonesian rupiah and Czech koruna.

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

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. During the first nine months of both fiscal 2018 and 2017, the Company received net cash interest of $2 million. As of June 30, 2018, the fair value of these swaps was a net liability of $17 million and was included in Prepaid expenses and other current assets and Other liabilities and the cumulative loss of $15 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2017, the fair value of these swaps was a net liability of $13 million and was included in Prepaid expenses and other current assets and Other Liabilities and the cumulative loss of $9 million was included in AOCI on the Consolidated Balance Sheets.

The following tables summarize the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended June 30
	2018	2017	2018	2017	2018	2017
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps (1)	$10	$(10)	$(2)	$—	$—	$—

	Nine Months Ended June 30
	2018	2017	2018	2017	2018	2017
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps (1)	$(3)	$(2)	$(4)	$—	$1	$—

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

At June 30, 2018, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Accounts payable and accrued liabilities, and Prepaid expenses and other current assets on the Consolidated Balance Sheets. At September 30, 2017 the fair value of derivative instruments not designated as hedges were immaterial and were presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

O. Venezuela

Cabot owns 49% of a carbon black operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2018, these subsidiaries carried the operating affiliate investment of $13 million.

During each of the nine month periods ended June 30, 2018 and 2017, the Company received dividends in the amounts of $3 million, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The exchange rates made available to the Company as of June 30, 2018 and September 30, 2017 were 96,000 bolivars and 3,345 bolivars to the U.S. dollar, respectively. Due to a reduced level of export sales in recent quarters, this exchange rate devaluation had an immaterial impact on the Company’s results.

The operating entity has historically been profitable. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment. Any future change in the exchange rate made available to the Company could cause the Company to change the exchange rate it uses and result in gains or losses on the bolivar-denominated assets held by its operating affiliate and wholly-owned subsidiaries.

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

The Performance Chemicals segment combines the specialty carbons, specialty compounds and inkjet colorants product lines into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel product lines into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and nine months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Specialty Carbons and Formulations	$195	$154	$548	$454
Metal Oxides	79	75	223	208
Total Performance Chemicals	$274	$229	$771	$662

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2018
Revenues from external customers(2)	$466	$274	$70	$12	$822	$32	$854
Income (loss) from continuing operations before income taxes(3)	$74	$56	$(6)	$3	$127	$(32)	$95

Three Months Ended June 30, 2017
Revenues from external customers(2)	$367	$229	$71	$12	$679	$26	$705
Income (loss) from continuing operations before income taxes(3)	$51	$46	$(2)	$4	$99	$(31)	$68

Nine Months Ended June 30, 2018
Revenues from external customers(2)	$1,307	$771	$206	$24	$2,308	$84	$2,392
Income (loss) from continuing operations before income taxes(3)	$215	$160	$(6)	$(2)	$367	$(351)	$16

Nine Months Ended June 30, 2017
Revenues from external customers(2)	$1,014	$662	$207	$30	$1,913	$81	$1,994
Income (loss) from continuing operations before income taxes(3)	$145	$146	$4	$6	$301	$(80)	$221

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

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(2)	$(4)	$(10)	$(6)
Shipping and handling fees	34	30	94	87
Total	$32	$26	$84	$81

(3)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Interest expense	$(14)	$(13)	$(41)	$(39)
Certain items(a)
Purification Solutions goodwill and long-lived assets impairment charge	—	—	(254)	—
Inventory reserve adjustment	—	—	(13)	—
Global restructuring activities	(1)	(1)	7	(3)
Legal and environmental matters and reserves	—	—	(6)	2
Gains (losses) on sale of investments	—	—	10	—
Executive transition costs	(1)	—	(1)	—
Acquisition and integration-related charges	—	—	(1)	—
Non-recurring gains (losses) on foreign exchange	—	(1)	—	(1)
Other	(1)	—	(2)	—
Total certain items, pre-tax	(3)	(2)	(260)	(2)
Unallocated corporate costs(b)	(15)	(11)	(45)	(37)
General unallocated income (expense)(c)	—	(2)	(3)	4
Less: Equity in earnings of affiliated companies, net of tax(d)	—	3	2	6
Total	$(32)	$(31)	$(351)	$(80)

(a)

Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.

(b)	Unallocated corporate costs are costs that are not controlled by the segments and primarily benefit corporate interests.
(c)

General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of a contractual joint venture in Purification Solutions Segment EBIT. Fiscal 2017 amounts have been recast to reflect the retrospective application of the Company’s election to change its inventory valuation method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method, which resulted in General unallocated income (expense) decreasing by $2 million and increasing by $4 million, respectively, for the three and nine months ended June 30, 2017.

(d)

Equity in earnings of affiliated companies, net of tax, is included in Segment EBIT and is removed in Unallocated and other to reconcile to Income (loss) from operations before income taxes and equity in earnings from affiliated companies.

Q. Subsequent Event

Cabot owns 100% of a carbon black operating entity in Argentina. Due to recent negative economic trends in Argentina, including multiple periods of increasing inflation rates, devaluation of the Argentine peso, and increasing borrowing rates locally, the cumulative three-year inflation rate for the country exceeds 100%, and is expected to exceed 100% for the foreseeable future. Therefore, the operating entity is considered to be functioning in a highly inflationary economy, and will begin using Cabot’s reporting currency, the U.S. dollar, as its functional currency as of July 1, 2018. No financial statement impact is expected at the date of conversion as a result of the change in functional currency.

Income from operations is not expected to be significantly impacted from this change since the operating entity’s sales and a portion of its raw material purchases are denominated in U.S. dollars. However, any future change in the Argentine peso exchange rate will result in foreign currency exchange gains or losses on the operating entity’s peso-denominated monetary assets and liabilities.

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

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. As discussed in Note C of our Notes to the Consolidated Financial Statements, we acquired Tech Blend in November 2017, and the purchase price allocation included separately identifiable intangible assets of $29 million.

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the Fumed Metal Oxides and Specialty Compounds businesses within Performance Chemicals, which are considered separate reporting units, carry our Goodwill balances as of May 31, 2018. The Purification Solutions reporting unit has no remaining goodwill balance subsequent to the goodwill impairment charge recorded in the second quarter of fiscal 2018. As part of the Tech Blend acquisition, goodwill of $33 million was generated and is reflected in the Specialty Compounds reporting unit.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Refer to Note E and Note F of our Notes to the Consolidated Financial Statements (“Note E” and “Note F”) for details on the Purification Solutions goodwill impairment test and the resulting charge recorded in the second quarter of fiscal 2018, and the results of our annual goodwill impairment test performed as of May 31, 2018, respectively.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separately identifiable cash flows, an impairment charge is recorded when we no longer intend to use the asset. In the second quarter of fiscal 2018, we determined that the long-lived asset group of Purification Solutions was not recoverable and accordingly, we recorded an impairment charge for the carrying value in excess of the fair value of the asset group, as described in Note E.

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

Our discussion under the heading “Third Quarter and First Nine Months of Fiscal 2018 versus Third Quarter and First Nine Months of Fiscal 2017—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Third Quarter of Fiscal 2018 versus Third Quarter of Fiscal 2017—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

During the third quarter of fiscal 2018, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to the third quarter of fiscal 2017 primarily due to improved business segment results from both Reinforcement Materials and Performance Chemicals. Reinforcement Materials results were driven by higher volumes, higher spot pricing in Asia and calendar year 2018 customer agreement pricing and product mix. Performance Chemicals benefitted from strong volume growth and price increases.

Third Quarter of Fiscal 2018 versus Third Quarter of Fiscal 2017—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Net sales and other operating revenues	$854	$705	$2,392	$1,994
Gross profit	$200	$161	$568	$489

The $149 million increase in net sales in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was driven by a more favorable price and product mix (combined $66 million) predominantly in Reinforcement Materials, higher volumes ($43 million) and the favorable impact from foreign currency translation ($35 million). For the first nine months of fiscal 2018, net sales increased by $398 million compared to the first nine months of fiscal 2017 primarily due to a more favorable price and product mix ($238 million) predominantly in Reinforcement Materials, the favorable impact from foreign currency translation ($90 million) and higher volumes ($68 million). The higher volumes were driven by the Reinforcement Materials and Performance Chemicals segments (combined $82 million) and were partially offset by Purification Solutions and Specialty Fluids (combined $14 million).

Gross profit increased by $39 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily due to higher unit margins and higher volumes driven by the Reinforcement Materials segment and the favorable impact from foreign currency translation. For the first nine months of fiscal 2018, gross profit increased by $79 million compared to the prior year period primarily due to higher unit margins and higher volumes from the Reinforcement Materials and Performance Chemicals segments as well as the favorable impact from foreign currency translation, partially offset by higher fixed costs.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Selling and administrative expenses	$74	$63	$221	$191

Selling and administrative expenses increased by $11 million and by $30 million in the third quarter and first nine months of fiscal 2018 compared to the same periods of fiscal 2017, primarily due to ongoing corporate projects and higher incentive compensation accruals.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Research and technical expenses	$17	$14	$48	$40

Research and technical expenses increased by $3 million in the third quarter of fiscal 2018 and by $8 million in the first nine months of fiscal 2018 compared to the same periods of fiscal 2017, primarily due to higher spending on growth projects across the Company.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Interest and dividend income	$2	$3	$8	$7
Interest expense	$(14)	$(13)	$(41)	$(39)
Other income (expense)	$(2)	$(6)	$4	$(5)

Interest and dividend income decreased by $1 million in the third quarter of fiscal 2018 compared to the same period for fiscal 2017 primarily due to interest earned on lower cash balances while the interest and dividend income for the first nine months of fiscal 2018 increased by $1 million compared to the same periods of fiscal 2017 due to higher interest rates.

Interest expense increased by $1 million in the third quarter of fiscal 2018 and increased by $2 million during the first nine months of fiscal 2018 compared to the same periods in fiscal 2017 primarily due to higher commercial paper debt balances and higher interest rates.

Other income (expense) changed by $4 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily due to the favorable comparison of foreign currency movements. Other income (expense) changed by $9 million in the first nine months of fiscal 2018 compared to the same period of fiscal 2017 primarily due to the realized gains on the sale of cost-method investments.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(Dollars in millions)
(Provision) benefit for income taxes	$4	$(16)	$(194)	$(33)

Effective tax rate	(3)%	23%	1202%	14%
Impact of discrete tax items(1):
Unusual or infrequent items	3%	(4)%	(1143)%	7%
Items related to uncertain tax positions	(1)%	(2)%	(13)%	—%
Other discrete tax items	23%	5%	136%	—%
Impact of certain items	(1)%	(1)%	(161)%	—%
Operating tax rate	21%	21%	21%	21%

(1)

For the three and nine months ended June 30, 2018, Impact of discrete tax items included a net discrete tax benefit of $26 million and a net discrete tax expense of $164 million, respectively. For both the three and nine months ended June 30, 2017, impact of discrete tax items included a net discrete tax expense of $5 million and a net discrete tax benefit of $15 million, respectively. The nature of the discrete tax items for the periods ended June 30, 2018 and 2017 were as follows:

(a)

Unusual or infrequent items during the three and nine months ended June 30, 2018 consisted of the net tax impacts resulting from the enactment of H.R. 1 (the “Act”) as discussed further below and in the discussion under the heading “Tax Reform” in Note J of our Notes to the Consolidated Financial Statements (“Note J”) (net tax benefit of $4 million and net tax expense of $185 million, respectively), net tax impacts from cash management activities, foreign exchange (gain)/loss on the re-measurement of a deferred tax liability, as well as impacts related to stock compensation deductions. Additionally, unusual or infrequent items during the three and nine months ended June 30, 2018 and 2017 included the tax impact of excludible foreign exchange gains and losses in certain jurisdictions. Unusual or infrequent items during the three and nine months ended June 30, 2017 included the net tax impacts from excess foreign tax credits upon repatriation of previously taxed foreign earnings and the accrual of U.S. tax on certain foreign earnings;

(b)

Items related to uncertain tax positions during the three and nine months ended June 30, 2018 and 2017 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, the accrual of interest on uncertain tax positions, the refinement of the accrual for existing uncertain tax positions (fiscal 2018 only) and the accrual of a prior year uncertain tax position (fiscal 2017 only);

(c)

Other discrete tax items during the three and nine months ended June 30, 2018 included changes in valuation allowances on beginning of year tax balances. Additionally, other discrete tax items during the three and nine months ended June 30, 2018 and 2017 included net tax impacts from various return to provision adjustments related to tax return filings, changes in non-US tax laws and as a result of audit settlements (fiscal 2018 only).

For fiscal 2018, our expected operating tax rate is reconciled to our expected effective tax rate in the table below.

Forecast for the Year Ended September 30, 2018
Effective tax rate	200%
Impact of discrete tax items:
Unusual or infrequent items	(171)%
Items related to uncertain tax positions	(2)%
Other discrete tax items	20%
Impact of certain items	(26)%
Operating tax rate	21%

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

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Equity in earnings of affiliated companies, net of tax	$—	$3	$2	$6
Net income (loss) attributable to noncontrolling interests, net of tax	$11	$8	$31	$18

Equity in earnings of affiliated companies, net of tax, decreased by $3 million in the third quarter of fiscal 2018 and by $4 million for the nine months ended June 30, 2018 compared to the same periods of fiscal 2017, primarily due to lower earnings from our Venezuelan equity affiliate.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $3 million in the third quarter of fiscal 2018 and $13 million for the first nine months of fiscal 2018 as compared to the same periods of fiscal 2017, primarily due to the higher profitability from our joint ventures in China and the Czech Republic.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2018, we reported net income (loss) attributable to Cabot Corporation of $88 million and ($207) million, respectively, or $1.40 and ($3.36) per diluted common share, respectively. This compares to net income (loss) attributable to Cabot Corporation of $47 million and $176 million, respectively, or $0.73 and $2.78 per diluted common share, respectively, in the third quarter and first nine months of fiscal 2017. The net loss for the first nine months of fiscal 2018 is due to a tax charge recorded of $185 million in connection with the enactment of the Act, and the Purification Solutions asset impairment charge of $226 million after-tax.

Third Quarter and First Nine Months of Fiscal 2018 versus Third Quarter and First Nine Months of Fiscal 2017—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and nine months ended June 30, 2018 and 2017 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note P of our Notes to the Consolidated Financial Statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$95	$68	$16	$221
Less: Certain items	(3)	(2)	(260)	(2)
Less: Other unallocated items	(29)	(29)	(91)	(78)
Total segment EBIT	$127	$99	$367	$301

In the third quarter of fiscal 2018, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $27 million and total segment EBIT increased by $28 million when compared to the third quarter of fiscal 2017 primarily due to higher unit margins ($21 million), higher volumes ($19 million) and the favorable impact from foreign currency translation ($11 million), partially offset by higher fixed costs ($15 million) and the unfavorable impact from inventory changes ($8 million). Higher unit margins were primarily driven by calendar year 2018 customer agreement pricing and mix gains and higher spot pricing in Asia in Reinforcement Materials. The higher fixed costs were associated with our investments in growth initiatives and higher personnel costs.

In the first nine months of fiscal 2018, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased by $205 million primarily due to the Purification Solutions asset impairment charges totaling $254 million and an additional overall increase in charges from Other unallocated items and Certain items totaling $17 million, partially offset by the $66 million increase in business EBIT. Total segment EBIT increased by $66 million when compared to the same period of fiscal 2017 primarily due to higher volumes ($24 million) in Reinforcement Materials and Performance Chemicals, higher unit margins ($71 million) largely due to Reinforcement Materials and the favorable impact from foreign currency translation ($20 million), partially offset by higher fixed costs ($39 million) and the unfavorable impact from inventory changes ($9 million). Higher unit margins were primarily driven by calendar year 2018 customer agreement pricing and mix and spot pricing in Asia in the Reinforcement Materials segment. The higher fixed costs were associated with our investments in growth initiatives for both Reinforcement Materials and Performance Chemicals and higher personnel costs.

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2018 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Purification Solutions goodwill and long-lived asset impairment charge (Note E)	$—	—	$(254)	—
Inventory reserve adjustment (Note E)	—	—	(13)	—
Global restructuring activities (Note L)	(1)	(1)	7	(3)
Legal and environmental matters and reserves	—	—	(6)	2
Gains (losses) on sale of investments	—	—	10	—
Executive transition costs	(1)	—	(1)	—
Acquisition and integration-related charges	—	—	(1)	—
Non-recurring gains (losses) on foreign exchange	—	(1)	—	(1)
Other	(1)	—	(2)	—
Total certain items, pre-tax	(3)	(2)	(260)	(2)
Tax-related certain items:
Tax impact of certain items	(2)	—	28	—
Discrete tax items (Note J)	26	(5)	(164)	15
Total tax-related certain items	24	(5)	(136)	15
Total certain items, after tax	$21	$(7)	$(396)	$13

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

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Interest expense	$(14)	$(13)	$(41)	$(39)
Unallocated corporate costs	(15)	(11)	(45)	(37)
General unallocated income (expense)	—	(2)	(3)	4
Less: Equity in earnings of affiliated companies, net of tax	—	3	2	6
Total other unallocated items	$(29)	$(29)	$(91)	$(78)

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

Total other unallocated items was unchanged in the third quarter of fiscal 2018 as compared to the same period in fiscal 2017. Within Total other unallocated items, Unallocated corporate costs increased by $4 million over the same period of fiscal 2017 and were offset by the favorable impact from currency translation and higher interest income.

Total other unallocated items changed by $13 million in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017 primarily due to the unfavorable impact from foreign currency translation which is included in General unallocated income (expense), and an increase in Unallocated corporate costs for corporate projects and corporate management spending.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2018 and fiscal 2017 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Reinforcement Materials Sales	$466	$367	$1,307	$1,014
Reinforcement Materials EBIT	$74	$51	$215	$145

Sales in Reinforcement Materials increased by $99 million in the third quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to a more favorable price and product mix (combined $59 million), higher volumes ($21 million) and a favorable impact from foreign currency translation ($19 million). The favorable price and product mix impact was primarily due to price and mix improvements from calendar year 2018 customer agreements, higher spot pricing in Asia, and the passthrough of higher feedstock costs in our pricing.

In the first nine months of fiscal 2018, sales in Reinforcement Materials increased by $293 million when compared to the first nine months of fiscal 2017. The increase was principally driven by a more favorable price and product mix (combined $218 million), the favorable impact from foreign currency translation ($47 million) and higher volumes ($30 million). The more favorable price and product mix impact was primarily due to calendar year 2018 customer agreement pricing and mix, higher spot pricing in Asia, and the passthrough of higher feedstock costs in our pricing.

EBIT in Reinforcement Materials increased by $23 million in the third quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to higher unit margins ($19 million), higher volumes ($9 million) and the favorable impact from foreign currency translation ($7 million), partially offset by higher fixed costs ($9 million) and the unfavorable impact of inventory changes ($2 million). Higher unit margins were driven by price improvements in calendar year 2018 customer agreements, a more favorable product mix and spot pricing in Asia. The higher fixed costs were primarily due to higher maintenance and personnel costs.

EBIT in Reinforcement Materials increased by $70 million in the first nine months of fiscal 2018 compared to the same period of fiscal 2017. The increase was principally driven by higher unit margins ($67 million), higher volumes ($13 million) and the favorable impact of foreign currency translation ($12 million), partially offset by higher fixed costs ($20 million) and the unfavorable impact of inventory changes ($3 million). Higher unit margins were driven by price and mix improvements in calendar year 2018 customer agreements and spot pricing in Asia. The higher fixed costs were primarily due to higher maintenance and personnel costs.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2018 and fiscal 2017 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Specialty Carbons and Formulations Sales	$195	$154	$548	$454
Metal Oxides Sales	79	75	223	208
Performance Chemicals Sales	$274	$229	$771	$662
Performance Chemicals EBIT	$56	$46	$160	$146

Sales in Performance Chemicals increased by $45 million in the third quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to higher volumes ($24 million), a favorable impact from foreign currency translation ($13 million) and a more favorable price and product mix (combined $8 million). The higher volumes were driven by the Specialty Carbons and Formulations business with volume increases across all regions while the favorable price and product mix was primarily due to price increases achieved for both Specialty Carbons and Formulations and Metal Oxides sales.

In the first nine months of fiscal 2018, sales in Performance Chemicals increased by $109 million when compared to the same period of fiscal 2017. The increase was primarily due to higher volumes ($52 million), a favorable price and product mix (combined $23 million) and the favorable impact of foreign currency translation ($34 million). Both the higher volumes and improved pricing were driven by the Specialty Carbons and Formulations business.

EBIT in Performance Chemicals increased by $10 million in the third quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to higher volumes ($11 million), higher unit margins ($8 million) and the favorable impact from foreign currency translation ($4 million), partially offset by higher fixed costs ($9 million) and the unfavorable impact from inventory changes ($4 million). Higher volumes were driven by Specialty Carbons and Formulations volume increases in all regions. Higher unit margins were driven by price increases in Specialty Carbons and Formulations and Metal Oxides while higher fixed costs were primarily driven by increased spending related to growth initiatives.

EBIT in Performance Chemicals increased by $14 million in the first nine months of fiscal 2018 when compared to the same period of fiscal 2017 principally due to higher volumes ($21 million), higher unit margins ($14 million) and the favorable impact of foreign currency translation ($9 million), partially offset by higher fixed costs ($27 million). Higher volumes were primarily related to the Specialty Carbons and Formulations business in Europe, Asia and North America. Higher fixed costs were primarily due to increased maintenance costs to ensure the reliability of our facilities and increased spending related to growth initiatives.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2018 and fiscal 2017 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Purification Solutions Sales	$70	$71	$206	$207
Purification Solutions EBIT	$(6)	$(2)	$(6)	$4

Sales in Purification Solutions decreased by $1 million in the third quarter of fiscal 2018 compared to the same period of fiscal 2017 due to lower volumes ($5 million), partially offset by a favorable impact from foreign currency translation ($3 million) and a more favorable price and product mix ($1 million). Sales in Purification Solutions decreased by $1 million in the first nine months of fiscal 2018 when compared to the same period of fiscal 2017. Volume decreases ($10 million) during the first nine months of fiscal 2018 were offset by the favorable impact from foreign currency translation ($9 million).

EBIT in Purification Solutions decreased by $4 million in the third quarter of fiscal 2018 compared to the same period of fiscal 2017, primarily due to lower volumes ($3 million), lower unit margins ($3 million) and the unfavorable impact from inventory changes ($2 million), partially offset by lower fixed costs ($4 million). EBIT in Purification Solutions decreased by $10 million in the first nine months of fiscal 2018 when compared to the same period of fiscal 2017 due to lower volumes ($5 million), lower unit margins ($8 million), the unfavorable impact of inventory changes ($4 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower fixed costs ($9 million). The lower volumes and lower unit margins for both the third quarter and first nine months of fiscal 2018 were primarily due to ongoing competitive pressures within the mercury removal application, higher variable unit costs and a less favorable product mix. Lower fixed costs for both the third quarter and first nine months of fiscal 2018 were primarily driven by restructuring actions at our Marshall, Texas facility.

Specialty Fluids

Sales and EBIT for Specialty Fluids for the third quarter and first nine months of fiscal 2018 and 2017 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Specialty Fluids Sales	$12	$12	$24	$30
Specialty Fluid EBIT	$3	$4	$(2)	$6

Sales in Specialty Fluids remained unchanged in the third quarter of fiscal 2018 and decreased by $6 million in the first nine months of fiscal 2018 compared to the same periods of fiscal 2017. The decrease in sales for the first nine months of fiscal 2018 was primarily due to lower volumes from reduced project activity.

EBIT in Specialty Fluids decreased by $1 million in the third quarter of fiscal 2018 compared to the same period of fiscal 2017 due to the mix of projects in the quarter. EBIT decreased by $8 million in the first nine months of fiscal 2018 compared to the same period of fiscal 2017 primarily due to lower volumes from reduced project activity.

Outlook

Looking ahead to the fourth quarter, we anticipate that Reinforcement Materials will continue its robust performance supported by our advantaged leadership position and our strong commercial execution. In Performance Chemicals, we expect to maintain margins and continued strong volumes in Specialty Carbons and Formulations, but we expect lower volumes and higher costs in the Metal Oxides business due to maintenance that has been scheduled to align with two of our fumed silica partners’ turnarounds in the fourth quarter. Although the ongoing competitive pressures will continue to impact results in the Purification Solutions segment, we expect higher seasonal volumes in the fourth quarter to improve results sequentially. We continue to review our strategic options for our Purification Solutions business and look for opportunities to better position the business for growth and long-term value enhancement. In the Specialty Fluids segment, we are expecting the continued ramp up of drilling activity on recently awarded projects to drive improved results in the fourth quarter. We continue to execute on our strategy and are poised to deliver a very successful 2018 fiscal year.

On July 6, 2018, the U.S. and China began imposing tariffs on certain of each other’s products, and both countries have identified additional tariffs that may be imposed on additional imported products, including consumer goods, such as tires. Based on the current tariffs and the products subject to them, we do not anticipate these tariffs will have a material impact on our results of operations because of the significant geographic alignment between our manufacturing operations and our customers. We will continue to monitor the potential for disruption and adverse revenue and/or cost impacts that may result from these and any future actions.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $451 million during the first nine months of fiscal 2018, which was largely attributable to higher net working capital, an increased use of cash in investing activities, and the refinancing of our $250 million, 2.55% fixed rate debt with commercial paper. As of June 30, 2018, we had cash and cash equivalents of $131 million and borrowing availability under our revolving credit agreement of $697 million. Our revolving credit agreement supports our commercial paper program and may be used for working capital, letters of credit and other general corporate purposes.

At June 30, 2018, we were in compliance with all covenants under our revolving credit facility, including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We use commercial paper throughout the year to manage short-term U.S. cash needs. The commercial paper balance is generally paid down at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. The balance of commercial paper outstanding as of June 30, 2018 was $303 million. In the unusual event that additional funds are needed in the U.S., we have the ability to repatriate additional funds.

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

We issued $30 million of 7.42% medium term notes in fiscal 1999 that mature on December 11, 2018 and are included in Current portion of long-term debt on the Consolidated Balance Sheets as of June 30, 2018. We intend to pay off these notes at maturity with cash on hand and/or commercial paper borrowings.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital including the impact of higher raw material prices and changes in certain other balance sheet accounts, totaled $143 million in the first nine months of fiscal 2018 compared to $191 million during the same period of fiscal 2017.

Cash provided by operating activities in the first nine months of fiscal 2018 was driven primarily by a net loss of $176 million plus the non-cash impacts of the impairment of the assets and goodwill of the Purification Solutions business of $162 million and $92 million, respectively, depreciation and amortization of $117 million and an increase in our deferred tax provision of $131 million. In addition, there was an increase in Accounts payable and accrued liabilities. Partially offsetting these cash inflows were increases in Accounts and notes receivable and Inventories.

Cash provided by operating activities in the first nine months of fiscal 2017 was driven primarily by net income excluding the non-cash impact of depreciation and amortization of $115 million. In addition, there was an increase in accounts payable and accrued liabilities. Partially offsetting these cash inflows were increases in accounts and notes receivable, inventories, and deferred tax benefits.

Cash Flows from Investing Activities

In the nine months ended June 30, 2018, investing activities consumed $211 million of cash, which was primarily driven by $64 million of cash paid for our acquisition of Tech Blend, net of cash acquired of $1 million, and capital expenditures of $167 million. These capital expenditures were for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals. In the nine months ended June 30, 2017, investing activities consumed $89 million of cash which was primarily driven by capital expenditures of $86 million. These capital expenditures were primarily for sustaining and compliance capital projects at our operating facilities.

Capital expenditures for fiscal 2018 are expected to be approximately $250 million. Our planned capital spending program for fiscal 2018 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as expansion capital expenditures, primarily for the construction of our fumed silica manufacturing plants in Carrollton, Kentucky and Wuhai, China and debottlenecking of our carbon black network.

Cash Flows from Financing Activities

Financing activities consumed $69 million of cash in the first nine months of fiscal 2018 compared to $94 million of cash consumed in the first nine months of fiscal 2017. In the first nine months of fiscal 2018, financing activities consisted of share repurchases and dividend payments to stockholders as well as the repayment of our $250 million of 2.55% fixed rate debt, which was offset by proceeds from the issuance of commercial paper. In the first nine months of fiscal 2017, financing activities consisted of share repurchases and dividend payments to stockholders.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2018, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Reinforcement Materials	$79	$294	$180	$140	$140	$1,901	$2,734
Performance Chemicals	19	67	55	54	54	461	710
Purification Solutions	3	7	6	1	—	—	17
Specialty Fluids	—	15	—	—	—	—	15
Total	$101	$383	$241	$195	$194	$2,362	$3,476

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our volumes, demand for our products, fixed costs and margins; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; the consideration we expect to receive for the sale of lands rights in Thane, India; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements, including for the repayment of the current portion of our long-term debt; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; the impact we expect tax reform legislation in the U.S. to have on our future after-tax earnings and liquidity position, and our expected tax rate for fiscal 2018; the possible outcome of legal and environmental proceedings; and the impact we expect the recently enacted U.S.-China trade tariffs will have on our results of operations. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; changes in environmental requirements in the U.S.; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; unanticipated disruptions or delays in plant operations or development projects; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; changes in global trade policies; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2017 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2018 does not differ materially from that discussed under Item 7A of our 2017 10-K.

Item 4.	Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2018 - April 30, 2018	—	$—	—	1,508,098
May 1, 2018 - May 31, 2018	285,000	$60.14	285,000	1,223,098
June 1, 2018 - June 30, 2018	394,900	$63.55	394,900	828,198
Total	679,900		679,900

(1)

On July 16, 2018, the Company announced that the Board of Directors authorized Cabot to repurchase up to ten million shares of its common stock on the open market or in privately negotiated transactions. The existing share repurchase authorization announced on January 13, 2015 remains in place, under which, as of August 7, 2018, 828,198 shares remain. Neither authorization has a set expiration date.

(2)

Total number of shares purchased does not include 1,747 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 10.1*†	Transition and Separation Agreement dated June 27, 2018 between Cabot Corporation and Eduardo E. Cordeiro.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 8, 2018	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 8, 2018	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)