Form 10-K
period 2018-09-30
CABOT CORP
filed 2018-11-21
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Yes  ☐No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2018), the aggregate market value of the Registrant’s common stock held by non-affiliates was $3,409,628,603. As of November 15, 2018, there were 60,029,055 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment growth; demand for our products; when we expect construction of our new fumed silica plants in Wuhai, China and Carrollton, Kentucky and the capacity expansion project at our Cilegon, Indonesia facility to be completed; when we expect production to begin at our new facility in Jiangsu Province, China; when we expect to receive cesium ore under our agreement with Pioneer Resources Limited; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with repaying our debt that matures in December 2018, long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; the impact we expect tax reform legislation in the U.S. to have on our future after-tax earnings and liquidity position, and our expected tax rate for fiscal 2019; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Under appropriate circumstances, we have entered into supply arrangements with certain customers, the typical duration of which is one to two years. Most of these arrangements provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2018, approximately half of our rubber blacks volume was sold under these supply arrangements. The majority of the volumes sold under these arrangements are sold to customers in the Americas and Europe.

We licensed our patented elastomer composites manufacturing process to Manufacture Francaise des Pneumatiques Michelin for their exclusive use in tire applications through fiscal 2017, and for a period of limited exclusivity in tire applications through fiscal 2019. As consideration, we receive quarterly royalty payments extending through calendar year 2022.

Much of the rubber blacks we sell is used in tires and automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the sale of carbon black with two companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region. Competition for our Reinforcement Materials products is based on product performance, quality, reliability, price, service, technical innovation, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

Raw Materials

The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. Raw materials are, in general, readily available and in adequate supply. Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs.

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, the Netherlands and the U.S. An equity affiliate operates a carbon black plant in Venezuela.

The following table shows our ownership interest as of September 30, 2018 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia	98% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

In connection with our acquisition of our former joint venture partner’s interest in our plant in Altamira, Mexico, we issued the former partner shares of redeemable preferred stock in the Altamira entity. We repurchased the preferred stock in November 2018.

During fiscal 2018, we announced that we will add approximately 160,000 metric tons of capacity through an expansion of our facility in Cilegon, Indonesia. We anticipate that product from this expansion will be available for sale starting in 2021.

Performance Chemicals

Performance Chemicals is composed of two businesses: (i) our Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants and inks, and (ii) our Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. Beginning October 1, 2018, we will combine the specialty carbons, fumed metal oxides and aerogel product lines into our Performance Additives business, and our specialty compounds and inkjet product lines into our Formulated Solutions business.

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our Specialty Carbons and Formulations business, sales are generally to a broad number of customers. In our Metal Oxides business, sales under  contracts with two customers have accounted for a substantial portion of the revenue.

Competition

We are a leading producer of the products we sell in this segment. We compete in the sale of carbon black with two companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region. For fumed silica, we compete primarily with two companies with a global presence and several other companies which have a regional presence. For aerogel, we compete principally with one other company that produces aerogel products. We also compete with non-aerogel insulation products manufactured by regional companies throughout the world. We compete with several companies that produce specialty compounds. Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

Competition for our Performance Chemicals products is based on product performance, quality, reliability, service, technical innovation and price. We believe our product differentiation, technological leadership, operations excellence and customer service provide us with a competitive advantage.

Raw Materials

Raw materials for our products are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black primarily in China, the Netherlands and the U.S. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in China, Germany, the United Kingdom (“U.K”), and the U.S. and a manufacturing plant that produces aerogel in Frankfurt, Germany. An equity affiliate operates a fumed metal oxides plant in India. Our specialty compounds are produced in facilities that we own, or have a controlling interest in, located in Belgium, Canada, China and the United Arab Emirates. Our inkjet colorants and inks are manufactured at our facility in Haverhill, Massachusetts.

The following table shows our ownership interest as of September 30, 2018 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China	90% (consolidated subsidiary)
Jiangxi Province, China	90% (consolidated subsidiary)
Mettur Dam, India	50% (equity affiliate)

As part of our strategy to invest for growth in our core businesses, we have announced a number of capacity expansions. In September 2018, we acquired NSCC Carbon (Jiangsu) Co., Ltd. from Nippon Steel Carbon Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd. We plan to modify this 50,000-metric ton manufacturing facility in Pizhou, Jiangsu Province, China to produce specialty carbons, and expect production to begin in 2021. In addition, during fiscal 2018, we purchased Tech Blend, a leading North American producer of black masterbatches, extending our geographic footprint in black masterbatch and compounds. The acquisition added a manufacturing facility in Saint-Jean-sur-Richelieu, Québec, Canada to our manufacturing network.

We also continue to expand our fumed silica manufacturing capacity. During fiscal 2016, we entered into an agreement with Inner Mongolia Hengyecheng Silicone Co., Ltd (“HYC”) to build a fumed silica manufacturing facility in Wuhai, China in which we will hold an 80% interest and HYC will hold the remaining 20% interest. Construction of the plant began in June 2017, and we expect the plant to be completed in 2019. In addition, in fiscal 2017, we entered into an agreement with DowDuPont (“Dow”) to build a fumed silica manufacturing facility in Carrollton, Kentucky, U.S. adjacent to the existing Dow silicone monomer plant. Construction of the plant began in September 2017, and we expect the plant to be completed in 2020.

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

Competition for activated carbon and activated carbon equipment and services is based on quality, price, performance, and supply-chain stability. We believe our commercial strengths include our product and application diversity, product differentiation, technological leadership, quality, cost-effective access to raw materials and scalable manufacturing capabilities.

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

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in Italy, the Netherlands, the U.K. and the U.S. Our affiliates operate activated carbon plants in Canada and Mexico, and during fiscal 2018 we entered into a joint venture with Eco Industrial Environmental Engineering Pte. Ltd. to construct and operate a reactivation manufacturing plant in Singapore for the manufacture and sale of reactivated carbon. The following table shows our ownership interest as of September 30, 2018 in activated carbon operations in which we own less than 100%:

Location	Percentage Interest
Estevan, Saskatchewan, Canada	50% (contractual joint venture)
Atitalaquia, Hidalgo, Mexico Republic of Singapore	49% (equity affiliate) 35% (equity affiliate)

Specialty Fluids

Products

Our Specialty Fluids segment produces and markets a range of cesium products that include cesium formate brines and other fine cesium chemicals.

Cesium formate brines are used as a drilling and completion fluid primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with the testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products.

Fine cesium chemicals are used across a wide range of industries and applications that include catalysts, doping agents and brazing fluxes. Fine cesium chemicals enable process performance benefits and yield improvements, and help prevent or mitigate pollution in the applications they serve.

Sales, Rental and Customers

Sales of our cesium formate products are made to oil and gas operating companies directly by Cabot employees and sales representatives and indirectly through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis and on occasion make direct sales of cesium formate outside of the rental process. After completion of a job under our rental process, the customer returns the remaining fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is not returned to Cabot is paid for by the customer.

In prior years, a large portion of our fluids has been used for drilling and completion of wells in the North Sea with a limited number of customers, where we have supplied cesium formate-based fluids for both reservoir drilling and completion activities on large gas and condensate field projects in the Norwegian Continental Shelf. In fiscal 2018 we expanded the use of our fluids to drilling operations outside of the North Sea, particularly in Asia/the Middle East.

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

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), of which we own, at our mine in Manitoba, Canada, a substantial portion of the world’s known reserves. In November 2015 we completed a development project at the mine, and in fiscal 2018 we completed an additional infrastructure improvement and mining project. We are continuing to assess options to access additional reserves in the mine, various technologies to augment our cesium supply and alternative sources of ore as demand for our cesium products warrants. In addition, during fiscal 2018, we entered into an offtake agreement with Pioneer Resources Limited to purchase 100% of the cesium ore extracted from the Sinclair Zone Cesium Deposit in Australia. We expect to receive this cesium ore in fiscal 2019. We believe we have sufficient raw material to enable us to continue to supply cesium products for the foreseeable future, based on our anticipated consumption.

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

Employees

As of September 30, 2018, we had approximately 4,600 employees. Some of our employees in the U.S. and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $15 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $45 million in environmental-related capital expenditures at existing facilities in fiscal 2018. We anticipate spending approximately $46 million for such matters in fiscal 2019, a significant portion of which will be for the installation of air pollution control equipment and wastewater infrastructure improvements at certain of our plants.

In recognition of the importance of compliance with SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, Environmental, and Sustainability Committee. The Committee, which is comprised of a majority of independent directors, generally meets four times a year and oversees aspects of our sustainability program, including safety, health, and environmental performance, process safety, security, product stewardship, community engagement and governmental affairs. In particular, the Committee reviews metrics, audit results, emerging trends, overall performance, risks and opportunity assessments and management processes related to our safety, health, environmental and sustainability program.

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

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulphur dioxide and particulate matter emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. In Europe, the EU Emission Trading Scheme applies to our four carbon black facilities and one activated carbon facility. In China, two of our carbon black facilities participate in regional pilot greenhouse gas emissions trading programs associated with the development of a national trading program. The national program was implemented on a limited scale in 2018, with broader applicability expected in 2020. In Canada, our carbon black manufacturing facility was subject to the Province of Ontario’s emissions trading program, which was eliminated in 2018. That facility will be subject to the backstop Canadian carbon tax program beginning in 2019, which is still being determined. In Mexico, our carbon black facility will be subject to the recently announced cap and trade pilot program. In other regions where we operate, some of our facilities are required to report their greenhouse gas emissions, but are not currently subject to programs requiring trading or emission controls. We generally expect to purchase emission credits where necessary to respond to allocation shortfalls. In addition, air emission regulations may be adopted in the future in other regions and countries where we operate, which could have an impact on our operations. Increasing regulatory programs associated with greenhouse gas emissions and concerns regarding climate change could increase operational costs in the future.

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

Negative or uncertain worldwide or regional economic conditions or trade relations may adversely impact our business.

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

In addition, current tensions in the U.S.-China trade relationship have led to the implementation by both countries of higher tariffs on imported goods from the other. If there is no satisfactory progress on trade negotiations between the countries, there could be adverse implications on our businesses and operating results in both the U.S. and China if, as a result, we encounter unexpected operating difficulties in China, more restrictive investment opportunities in China, greater difficulty transferring funds, or negative currency impacts. Further, the cost of our capital projects may be higher than anticipated because of these trade tariffs.

As the U.K. has committed to a withdrawal from the EU, the future structure of trade between the U.K. and the rest of Europe is uncertain. We have production facilities within the U.K. that supply customers in the EU and customers within the U.K. that are supplied by production facilities in the EU and any future tariffs or other disruptions to these trade flows could negatively impact our business.

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

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods is important to our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a significant reduction in volumes sold to them, could adversely affect our results of operations until such business is replaced or any temporary disruption ends. Further, in our Reinforcement Materials segment we enter into supply arrangements with a number of key customers, that have a duration of at least one year, which account for approximately half of our total rubber blacks volumes. Our success in negotiating the price and volume terms under these arrangements could have a material effect on our results. In addition, any deterioration in the financial condition of any of our customers that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

Volatility in the price and availability of raw materials and energy could impact our margins and working capital.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Our carbon black businesses use a variety of feedstocks as raw material including high sulfur fuel oils, low sulfur fuel oils, coal tar distillates, and ethylene cracker residue, the cost and availability of which vary, based in part on geography. Significant movements or volatility in our carbon black feedstock costs could have an adverse effect on our working capital and results of operations. In addition, regulatory changes may impact the prices of our feedstocks. For example, the International Maritime Organization regulation known as MARPOL will restrict the type of marine fuels that can be used for the shipping industry beginning January 1, 2020, which may impact the prices and availability of the feedstocks we purchase. Certain of our carbon black supply arrangements contain provisions that adjust prices to account for changes in relevant feedstock and natural gas price indices. We also attempt to offset the effects of increases in raw material and energy costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material and energy costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results. Rapid declines in energy and raw material costs can also negatively impact our financial results, as such changes can negatively affect the returns we receive on our energy centers and yield improvement investments, and may negatively impact our contract pricing adjustments. In addition, we use a variety of feedstock indices in our supply arrangements to adjust our prices for changes in raw materials costs. Depending on feedstock markets and our choice of feedstocks, the indices we use in our supply arrangements may not precisely track our actual costs. This could result in an incongruity between our pricing adjustments and changes in our actual feedstock costs, which can affect our margins.

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

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and certain information of our customers, suppliers, business partners, and employees in our information technology systems. The secure processing, maintenance and transmission of this data is critical to our operations. Information technology systems failures, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, network disruptions or unauthorized access could disrupt our operations by impeding our processing of transactions and our financial reporting, and our ability to protect our customer or company information, which could have a material adverse effect on our business or results of operations. In addition, as with all enterprise information systems, our information technology systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, our vendors, or our customers, could result in legal claims or proceedings and potential liability for us, and damage to our reputation, and could otherwise harm our business and our results of operations.

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

Our ability to complete capacity expansions and site development projects as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. These risks include the risk that existing plant operations are disrupted, which could make it difficult for us to meet our customer needs. Moreover, in the case of capacity expansions, the cost of these activities could have a negative impact on the financial performance of the relevant business until capacity utilization at the particular facility is sufficient to absorb the incremental costs associated with an expansion. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.

An interruption in our operations as a result of fence-line arrangements could disrupt our manufacturing operations and adversely affect our financial results.

At certain of our facilities we have fence-line arrangements with adjacent third party manufacturing operations (“fence-line partners”), who provide raw materials for our manufacturing operations and/or take by-products generated from our operations. Accordingly, any disruptions or curtailments in a fence-line partner’s production facilities that impacts their ability to supply us with raw materials or to take our manufacturing by-products could disrupt our manufacturing operations or cause us to incur increased operating costs to mitigate such disruption.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2018. We conduct business in several countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries are subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

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

We operate in a highly competitive marketplace. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer a similar functionality as our products and could be substituted for our products, may negatively affect demand for our products. In addition, actions by our competitors could impair our ability to maintain or raise prices, successfully enter new markets or maintain or grow our market position.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2018, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

Further, we have exposure to foreign currency movements because certain foreign currency transactions need to be converted to a different currency for settlement. These conversions can have a direct impact on our cash flows.

Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.

Our future tax rates may be adversely affected by a number of factors, including: future changes in the jurisdictions in which our profits are determined to be earned and taxed; changes in the estimated realization of our net deferred tax assets; the repatriation of non-U.S. earnings for which we have not previously provided for non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes; changes in available tax credits; the resolution of issues arising from tax audits with various tax authorities; and changes in tax laws or the interpretation of such tax laws. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another.

We face operational risks inherent in mining operations and our mining operations have the potential to cause safety issues, including those that could result in significant personal injury.

We own two mines, a cesium mine in Manitoba, Canada, a portion of which is located under Bernic Lake, and an above-ground lignite mine, which is located close to our Marshall, Texas facility and operated by a subsidiary of The North American Coal Company. Mining operations by their nature involve a high level of uncertainty and are often affected by risks and hazards outside of our control. At our lignite mine, the risks are primarily operational risks associated with the maintenance and operation of the heavy equipment required to dig and haul the lignite, and risks relating to lower than expected lignite quality or recovery rates. Our underground mine in Manitoba is subject to a number of risks, including industrial accidents, unexpected geological conditions, fall of ground accidents or structural collapses, which, in the case of our cesium mine, could lead to flooding. Following a fall of ground incident in 2013, we implemented additional safety measures and several types of monitoring devices in the mine that have indicated good structural stability in the mine since that time. However, the structural stability may change at any time and there remains a possibility of deterioration and flooding of this mine. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production, and potential legal liabilities.

Our operations and products are subject to extensive safety, health and environmental requirements, which could increase our costs and/or impair our ability to manufacture and sell certain products.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. In addition, in certain geographic areas, our carbon black and activated carbon facilities are or may become subject to greenhouse gas emission trading schemes under which we may be required to purchase emission credits if our emission levels exceed our allocations. Greenhouse gas regulatory programs that have been adopted, such as cap-and-trade programs, have not had a significant impact on our businesses to date. Costs of complying with regulations could increase as concerns related to greenhouse gases and climate change continue to emerge. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts. Success in offsetting any such increased regulatory costs is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. (See “Legal Proceedings” in Item 3 below).

In order to secure and maintain the right to produce or sell our products, we must satisfy product related regulatory requirements in different jurisdictions. Obtaining and maintaining these approvals requires a significant amount of product testing and data, and there is no certainty these approvals will be obtained.

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

Action by the U.S. Environmental Protection Agency (“EPA”) related to its Mercury and Air Toxics Standards (“MATS”) that decreases demand for our mercury removal products, and/or the failure of tariffs placed on U.S. imports of Chinese activated carbon to adequately address the impact of low-priced imports from China, could have a material adverse effect on our Purification Solutions segment.

Growth in the environmental portion of our Purification Solutions business depends on stable demand in the mercury removal related portion of the business, which is largely dependent on the amount of coal-based power generation used in the U.S. and the continued regulation of utilities under MATS. In August 2018, the EPA announced that it intends to reconsider the MATS rule and in September submitted its proposal to the White House Office of Management and Budget. Any action that the EPA takes related to MATS that decreases demand for our products for mercury removal will have a negative effect on the financial results of the Purification Solutions segment.

In addition, Purification Solutions faces competition in the U.S. from low-priced imports of activated carbon products. If the amounts of these low-priced imports increase, especially if they are sold at less than fair value, our sales of competing products could decline, which could have an adverse effect on the earnings of Purification Solutions. In addition, sales of these low-priced imports may negatively impact our pricing. To limit these activities, regulators in the U.S. have enacted an antidumping duty order on steam activated carbon products from China. In fiscal 2018, the order was extended for an additional five years. The amount of antidumping duties collected on imports of steam activated carbon from China is reviewed annually by the U.S. Department of Commerce. To the extent the antidumping margins do not adequately address the degree to which imports are unfairly traded, the antidumping order may be less effective in reducing the volume of these low-priced activated carbon imports in the U.S., which could negatively affect demand and/or pricing for our products.

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

We operate facilities in areas of the world that are exposed to natural hazards, such as floods, windstorms, hurricanes, and earthquakes. Extreme weather events present physical risks that may become more frequent as a result of factors related to climate change. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products.

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

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids
Americas Region
Alpharetta, Georgia*(1)	X	X	X	X
Tuscola, Illinois		X
Canal, Louisiana	X	X
Ville Platte, Louisiana	X
Billerica, Massachusetts	X	X	X	X
Haverhill, Massachusetts		X
Midland, Michigan		X
Pryor, Oklahoma			X
Marshall, Texas			X
Pampa, Texas	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X	X
Lac du Bonnet, Manitoba, Canada**				X
Saint-Jean-sur-Richelieu, Québec, Canada		X
Sarnia, Ontario, Canada	X	X
Cartagena, Colombia	X
Altamira, Mexico	X
Europe, Middle East and Africa Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy (2 plants)	X		X
Riga, Latvia*(1)	X	X	X	X
Bergen, Norway*				X
Schaffhausen, Switzerland*	X	X	X	X
Botlek, Netherlands**	X	X
Amersfoort, Netherlands*			X
Klazienaveen, Netherlands			X
Zaandam, Netherlands			X
Dubai, United Arab Emirates*		X
Purton, United Kingdom (England)			X
Aberdeen, United Kingdom (Scotland)*				X
Glasgow, United Kingdom (Scotland)			X
Barry, United Kingdom (Wales)**		X

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids
Asia Pacific Region
Jiangsu Province, China**		X
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Mumbai, India*	X	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*(1)	X	X	X	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X	X	X
Port Dickson, Malaysia**	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, Massachusetts; Amersfoort, Netherlands; Pampa, Texas; Pepinster, Belgium; Frankfurt, Germany; and Shanghai, China.

With our existing manufacturing plants and planned expansions, we generally have sufficient production capacity to meet current requirements and expected near-term growth. These plants are generally well maintained, in good operating condition and suitable and adequate for their intended use. Our administrative offices and other facilities are suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2018, unless otherwise specified.

Environmental Proceedings

In November 2013, Cabot entered into a Consent Decree with the EPA and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to the EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot is in the process of installing technology controls for sulfur dioxide and nitrogen oxide. We expect that the total capital costs to install these controls will be between $100 million and $150 million and will be incurred through calendar year 2022. All carbon black manufacturers have settled with the EPA and will be installing similar technology controls.

We continue to perform certain sampling and remediation activities at a former pine tar manufacturing site in Gainesville, Florida that we sold in the 1960s. Those activities are pursuant to a formal Record of Decision and 1991 Consent Decree with the EPA under which we installed a groundwater treatment system at the site in the early 1990s, which remains in operation. More recently, we have been requested by the EPA and other stakeholders to carry out various other additional work at the site, the scope of which has yet to be fully determined. We continue to work cooperatively with the EPA, the Florida Department of Environmental Protection and the local authorities on this matter.

As of September 30, 2018, we had a $15 million reserve for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $3 million. The $15 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, the ability of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

As of September 30, 2018 and 2017, there were approximately 35,000 and 37,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we have engaged, through counsel, the assistance of Nathan Associates, Inc. (“Nathan”), a leading consulting firm in the field of tort liability valuation. The methodology used by Nathan addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, Nathan estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, Nathan then estimates the value of the share of these liabilities that reflect our period of direct manufacture and our contractual obligations. During the three months ended September 30, 2018, Nathan updated this estimate. Based on the Nathan estimates, as of September 30, 2018, we increased our reserve for our estimated share of the liability for pending and future respirator claims by $10 million to $25 million. The increase reflects higher costs of defending and resolving these claims. We made payments related to our respirator liability of $3 million in each of fiscal 2018, fiscal 2017 and fiscal 2016.

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

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers as of November 21, 2018.

Sean D. Keohane, age 51, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in 2002. From November 2014 until March 2016 he was Executive Vice President and President of Reinforcement Materials. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from May 2008 until March 2012, he was General Manager of Performance Chemicals. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer (the “CEO Office”), which was in place from December 2015 until March 2016.

Erica J. McLaughlin, age 42, is Senior Vice President and Chief Financial Officer. Ms. McLaughlin joined Cabot in 2002, and was appointed Senior Vice President and Chief Financial Officer in May 2018. From June 2016 until May 2018 she was Vice President of Business Operations for Reinforcement Materials and General Manager of the tire business, and from July 2011 until June 2016, she was Vice President of Investor Relations and Corporate Communications. Prior to July 2011, she held a variety of leadership positions in Finance and Corporate Planning. Ms. McLaughlin assumed interim responsibility for Corporate Strategy and Development in October 2018.

Brian A. Berube, age 56, is Senior Vice President and General Counsel. Mr. Berube joined Cabot in 1994. He was appointed General Counsel in March 2003. He was Business General Counsel from March 2002 to March 2003, Deputy General Counsel from June 2001 to March 2002, and an attorney in Cabot’s law department from 1994 until June 2001. In addition, he was interim Chief Human Resources Officer from July 2016 until March 2017. Mr. Berube was appointed Vice President in March 2002 and Senior Vice President in March 2012. He was a member of the CEO Office, which was in place from December 2015 until March 2016.

John R. Doubman, age 47, is Senior Vice President, and, effective October 1, 2018, President of Performance Additives, Performance Chemicals. Mr. Doubman joined Cabot in 2006. Prior to assuming his current position in October 2018, he was Senior Vice President, Corporate Strategy and Development from April 2016 until September 2018 and President of Specialty Fluids from January 2017 until September 2018, Vice President and General Manager of the tire business from April 2015 until April 2016, Vice President Global Business Operation and Strategy, Reinforcement Materials from August 2014 until April 2015, and General Manager for the rubber blacks business in the Europe, Middle East and Africa region from February 2010 until August 2014. In addition, Mr. Doubman was Vice President and General Manager of the elastomer composites business from January 2013 until March 2016. Prior to 2010, he held a variety of leadership positions in Reinforcement Materials and Corporate Strategy.

Hobart C. Kalkstein, age 48, is Senior Vice President and President of Reinforcement Materials. Mr. Kalkstein joined Cabot in 2005. Prior to assuming his current role in April 2016, he was Vice President of Corporate Strategy and Development from December 2015 to April 2016. From October 2013 to December 2015, he served as Vice President of Global Business Operations for Purification Solutions and from November 2012 to December 2015 as General Manager of Global Emission Control Solutions for Purification Solutions, and from January 2012 to November 2012 he served as Vice President of Business Operations and Executive Director of Marketing and Business Strategy for Performance Chemicals. Prior to that, he served as General Manager of the Aerogel business from October 2007 to February 2010.

Friedrich von Gottberg, age 50, is Senior Vice President and President of Purification Solutions. Mr. von Gottberg joined Cabot in 1997. Prior to assuming his current role in January 2013, he was Senior Vice President and President of Advanced Technologies from March 2012 until January 2013, and Vice President of the New Business Group from March 2008 until March 2012. In addition, he was interim Chief Technology Officer from May 2017 until February 2018. Prior to 2008, Mr. von Gottberg held a variety of leadership positions in Research and Development and Finance. He was appointed Vice President in March 2005 and Senior Vice President in March 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 15, 2018, there were 662 holders of record of Cabot’s common stock.

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2018 — July 31, 2018	—	$—	—	10,828,198
August 1, 2018 — August 31, 2018	630,000	$65.02	630,000	10,198,198
September 1, 2018 — September 30, 2018	665,000	$63.95	665,000	9,533,198
Total	1,295,000		1,295,000

(1)

On July 13, 2018, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the current balance of shares available for repurchase at that time to approximately eleven million shares. The current authorization does not have a set expiration date.

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

	Years Ended September 30
	2018	2017	2016	2015	2014
	(In millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$3,242	$2,717	$2,411	$2,871	$3,647
Gross profit(1)	781	663	575	585	721
Selling and administrative expenses	305	260	275	282	326
Research and technical expenses	66	56	53	58	60
Purification Solutions long-lived assets impairment charge	162	—	—	210	—
Purification Solutions goodwill impairment charge	92	—	—	352	—
Income (loss) from operations	156	347	247	(317)	335
Net interest expense and other charges(2)	(39)	(48)	(56)	(60)	(27)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies(1)(3)	117	299	191	(377)	308
(Provision) benefit for income taxes(1)(4)	(193)	(33)	(33)	45	(92)
Equity in earnings of affiliated companies	2	7	3	4	—
Income (loss) from discontinued operations, net of tax	—	—	1	2	2
Net income (loss)(1)	(74)	273	162	(326)	218
Net income attributable to noncontrolling interests, net of tax	39	25	15	8	19
Net income (loss) attributable to Cabot Corporation(1)	$(113)	$248	$147	$(334)	$199
Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations(1)	$(1.85)	$3.91	$2.30	$(5.29)	$3.01
Income (loss) from discontinued operations	—	—	0.02	0.02	0.02
Net income (loss) attributable to Cabot Corporation	$(1.85)	$3.91	$2.32	$(5.27)	$3.03
Dividends	$1.29	$1.23	$1.04	$0.88	$0.84
Closing prices	$62.72	$55.80	$52.41	$31.56	$50.77
Weighted-average diluted shares outstanding— millions	61.7	62.7	62.9	63.4	65.1
Shares outstanding at year end—millions	60.4	61.9	62.2	62.5	64.4
Consolidated Financial Position
Current assets(1)(5)	$1,386	$1,299	$1,073	$1,004	$1,364
Net property, plant, and equipment	1,296	1,305	1,290	1,383	1,581
Other assets(1)(5)	562	734	689	676	1,139
Total assets	$3,244	$3,338	$3,052	$3,063	$4,084
Current liabilities(5)	$952	$742	$397	$440	$630
Long-term debt(5)	719	661	914	967	1,004
Other long-term liabilities(5)	294	310	352	318	386
Cabot Corporation stockholders’ equity(1)	1,154	1,504	1,291	1,234	1,942
Noncontrolling interests	125	121	98	104	122
Total liabilities and stockholders’ equity	$3,244	$3,338	$3,052	$3,063	$4,084
Selected Financial Ratios
Net debt to capitalization ratio(1)(6)	39%	28%	34%	41%	33%
Adjusted return on net assets(7)	14%	13%	11%	9%	10%

(1)

In fiscal 2018, the Company elected to change its inventory valuation method of accounting for its U.S. carbon black inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change retrospectively and fiscal 2017 and 2016 balances have been updated as discussed in Note A of our Notes to the Consolidated Financial Statements (“Note A”). Fiscal 2015 and 2014 have not been updated to reflect this change and may not be comparable to the other years presented.

(2)

Net interest expense and other charges includes foreign currency activity as follows: a loss of $4 million for both fiscal 2018 and fiscal 2017, a gain of $5 million for fiscal 2016, a loss of $8 million for fiscal 2015, and a loss of $2 million for fiscal 2014.

(3)

Income (loss) from continuing operations includes certain items as presented in the table below. A discussion of certain items is included in Definition of Terms and Non-GAAP Financial Measures in Results of Operations.

	Years Ended September 30
	2018	2017	2016	2015	2014
	(In millions)
Global restructuring activities (Note O)	$30	$(3)	$(47)	$(21)	$(29)
Legal and environmental matters and reserves	(16)	1	(17)	—	(18)
Acquisition and integration-related charges	(2)	—	—	(5)	(7)
Employee benefit plan settlement and other charges	—	—	—	(21)	—
Impairment of goodwill and long-lived assets of Purification Solutions (Note F)	(254)	—	—	(562)	—
Non-recurring gain (loss) on foreign exchange	—	—	(11)	(2)	(3)
Gain on existing investment in NHUMO	—	—	—	—	29
Gains (losses) on sale of investments	10	—	—	—	—
Inventory adjustment (Note D)	(13)	—	—	(6)	—
Executive transition costs	(2)	—	(6)	—	—
Other certain items	(1)	(1)	—	—	—
Total certain items, pre-tax	(248)	(3)	(81)	(617)	(28)
Tax-related certain items:
Tax impact of certain items(a)	31	1	31	94	17
Discrete tax items	(148)	25	—	13	(17)
Total tax-related certain items	(117)	26	31	107	—
Total certain items, net of tax	$(365)	$23	$(50)	$(510)	$(28)

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

(4)

The Company’s effective tax rate for fiscal 2018 was a provision of 165% which included net discrete tax expense of $120 million, composed of $159 million net tax impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), and $3 million tax expense upon the sale of assets, offset by net tax benefits of $29 million related to impairment and $15 million from a change in valuation allowance on a beginning of year tax balance, and net tax charge of $2 million related to other miscellaneous tax items. The Company’s effective tax rate for fiscal 2017 was a provision of 10% which included net discrete tax benefits of $25 million, composed of net tax benefits of $16 million associated with the generation of excess foreign tax credits upon repatriation of previously taxed foreign earnings and the accrual of U.S. tax on certain foreign earnings, a net tax benefit of $6 million from a change in valuation allowance on a beginning of year tax balance, net tax benefits of $4 million for various return to provision adjustments related to tax return filings and net tax charges of $1 million related to other miscellaneous tax items. The Company’s effective tax rate for fiscal 2016 was a provision of 18%, which included less than $1 million of discrete tax charges, composed of charges of $5 million for valuation allowances on beginning of the year tax balances, partially offset by benefits of $3 million for a currency loss and $1 million each for the renewal of the U.S. research and experimentation credit and net tax settlements. The Company’s effective tax rate for fiscal 2015 was a benefit of 12%, which included $13 million of discrete tax benefits composed of $7 million for tax settlements, $4 million for repatriation, and $2 million for the renewal of the U.S. research and experimentation credit. The Company’s effective tax rate for fiscal 2014 was a provision of 30% which included net discrete charges of $17 million, composed of a $20 million charge for a valuation allowance, offset by $3 million of net tax benefit primarily related to tax settlements.

(5)

In fiscal 2017, the Company adopted two new accounting standards that impact the presentation of debt issuance costs and the classification of deferred taxes on the Consolidated Balance Sheets. Fiscal 2014 has not been updated to reflect these new standards and may not be comparable to the other years presented.

(6)

Net debt to capitalization ratio is calculated by dividing total debt (the sum of short-term and long-term debt less cash and cash equivalents) by total capitalization (the sum of Total stockholders’ equity plus total debt).

(7)

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

	Years Ended September 30
	2018	2017	2016	2015	2014
	(In millions, except ratios)
Return on Net Assets
Income (loss) from continuing operations(a) (b)	$(74)	$273	$161	$(328)	$216
Net assets(b) (c)	$1,279	$1,625	$1,389	$1,338	$2,064
Return on net assets	(6)%	17%	12%	(25)%	10%

Adjusted Return on Net Assets
Adjusted net income (loss)(a):
Income (loss) from continuing operations(b)	$(74)	$273	$161	$(328)	$216
Less: Total certain items, net of tax(d)	(365)	23	(50)	(510)	(28)
Adjusted net income (loss)	$291	$250	$211	$182	$244

Adjusted net assets(e):
Adjusted net working capital(b) (f)	$568	$474	$443	$607	$680
Net property, plant and equipment	1,290	1,267	1,322	1,416	1,612
Assets held for rent	110	101	92	67	54
Equity affiliates	56	55	55	63	82
Adjusted net assets	$2,024	$1,897	$1,912	$2,153	$2,428

Adjusted return on net assets	14%	13%	11%	9%	10%

(a)	Income (loss) from continuing operations and Adjusted net income (loss) are aggregated four quarter rolling amounts.
(b)

In fiscal 2018, the Company elected to change its inventory valuation method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method. The Company applied this change retrospectively and fiscal 2017 and 2016 balances have been updated as discussed in Note A. Fiscal 2015 and 2014 have not been updated to reflect this change and may not be comparable to the other years presented.

(c)	Net assets represents Total stockholders' equity.
(d)	Total certain items, net of tax is detailed in the table in note (2) above.
(e)	Each component of adjusted net assets is calculated by averaging previous five quarter ending balances.
(f)	Adjusted net working capital is the average of the previous five quarter ending balances of Accounts receivable plus Inventory less Accounts payable and accruals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The policies that we believe are critical to the preparation of the consolidated financial statements are presented below.

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

The following table shows the relative size of the revenue recognized in each of our reportable segments:

	Years Ended September 30
	2018	2017	2016
Reinforcement Materials	57%	53%	48%
Performance Chemicals	33%	35%	37%
Purification Solutions	9%	11%	13%
Specialty Fluids	1%	1%	2%

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

Revenue in Specialty Fluids arises primarily from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. We also generate revenues from cesium formate sold outside of the rental process and from the sale of fine cesium chemicals. This revenue is recognized upon delivery of the product.

Inventory Valuation

Effective October 1, 2017, we changed our method of accounting for U.S. carbon black inventories from the LIFO method to the FIFO method. Total U.S. inventories accounted for utilizing the LIFO cost flow assumption represented 7% of total worldwide inventories as of September 30, 2017 prior to this change in method. We believe the FIFO method is preferable because it: (i) conforms the accounting for U.S. carbon black inventories to the inventory valuation methodology for the majority of our other inventories; (ii) better represents how management assesses and reports on the performance of the Reinforcement Materials and Performance Chemicals operating segments that carry U.S. carbon black inventories, as the impact of accounting for this inventory on a LIFO basis has historically been excluded from segment results; (iii) better aligns the accounting for U.S. carbon black inventories with the physical flow of that inventory; and (iv) improves comparability with many of our peers. We applied this change retrospectively to all prior periods presented for which details are presented under the heading “Inventories” in Note A. The cost of Specialty Fluids inventories that are classified as inventory and assets held for rent is determined using the average cost method. The cost of all other inventories is determined using the FIFO method.

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

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. We recognized an impairment on intangible assets associated with the Purification Solutions business in the second fiscal quarter of 2018, which is discussed in detail below under the heading “Purifications Solutions Goodwill and Long-lived Assets Impairment Charges”.

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the Fumed Metal Oxides and Specialty Compounds businesses within Performance Chemicals, which are considered separate reporting units, carried our Goodwill balances as of May 31, 2018. The Purification Solutions reporting unit has no remaining goodwill balance subsequent to the goodwill impairment charge recorded in the second quarter of fiscal 2018. As part of the Tech Blend acquisition, goodwill of $33 million was generated and is reflected in the Specialty Compounds reporting unit.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Refer to the discussion under the heading “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges” for details on the Purification Solutions goodwill impairment test and the resulting charge recorded in the second quarter of fiscal 2018 and refer to Note G of our Notes to the Consolidated Financial Statements for the results of our annual goodwill impairment test performed as of May 31, 2018.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when we no longer intend to use the asset. In the second quarter of fiscal 2018, we determined that the long-lived asset group of Purification Solutions was not recoverable and accordingly, we recorded an impairment charge for the carrying value in excess of the fair value of the asset group, as described below under the heading “Purification Solutions Goodwill and Long-Lived Assets Impairment Charges”.

Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During the second quarter of fiscal 2018 as a result of the impairment tests performed on goodwill and long-lived assets of the Purification Solutions reporting unit, we recorded impairment charges and an associated tax benefit in the Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2018
(In millions)
Goodwill impairment charge	$92
Long-lived assets impairment charge	162
Benefit for income taxes	(30)
Impairment charges, net of tax	$224

In the second quarter of fiscal 2018, the Purification Solutions reporting unit experienced further share losses, lower customer demand and declining prices in the mercury removal and North America powdered activated carbon applications, which led us to reassess our previous estimates for expected growth in volumes, prices and margins in the reporting unit. The forecasted demand and profit margins in mercury removal applications were lowered reflecting further unit closures at coal-fired utility plants, lower usage levels of activated carbon and lower plant utilization levels for coal-fired utilities, as well as lower pricing due to industry overcapacity, among other factors. While development programs continue to progress, growth estimates in other environmental and specialty applications were also lowered, reflecting heightened competition and updated timelines to commercialize certain new products. Due to these revised forecasts, we performed the quantitative goodwill impairment test and determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value, resulting in a goodwill impairment charge of $92 million.

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

Prior to determining the goodwill impairment charge, we considered whether the assets of the reporting unit, which is also considered the asset group, were recoverable. As a result of this assessment, we recorded an inventory reserve adjustment of $13 million and impairments to long lived assets of $162 million. The adjustment to inventory carrying value was determined based on reassessments of volumes, pricing, and margins described above and was recorded in Cost of sales in the Consolidated Statements of Operations. The impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable was based on the estimated undiscounted cash flows of the reporting unit, and these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, we recorded impairment charges of $64 million and $98 million, to our definite-lived intangible assets and property, plant and equipment, respectively, in the second quarter of fiscal 2018 based on the lower of the carrying amount or fair value of the long-lived assets.

We used the income approach to determine the fair value of the definite-lived intangible assets and the cost approach to determine the fair value of our property, plant and equipment. We will continue to monitor for events or changes in business circumstances that may indicate that the remaining carrying value of the asset group may not be recoverable.

We recorded a tax benefit related to the impairment charges of $30 million in the second quarter of fiscal 2018 which was subsequently reduced by $1 million after the impairment charges by tax jurisdiction were finalized.

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

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, and/or our cash flow. For instance, on December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting us. Refer to the discussion under the heading “Tax Reform” in Note R of our Notes to the Consolidated Financial Statements (“Note R”).

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

Recently Issued Accounting Pronouncements

Refer to the discussion in Note B of our Notes to the Consolidated Financial Statements.

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

Our discussion under the heading “Fiscal 2018 compared to Fiscal 2017 and Fiscal 2017 compared to Fiscal 2016—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Fiscal 2018 compared to Fiscal 2017 and Fiscal 2017 compared to Fiscal 2016—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview of Results for Fiscal 2018

During fiscal 2018, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to fiscal 2017 primarily due to the Purification Solutions goodwill and long-lived asset impairment charge recorded in the second quarter of fiscal 2018.

Fiscal 2018 compared to Fiscal 2017 and Fiscal 2017 compared to Fiscal 2016—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Years Ended September 30
	2018	2017	2016
	(In millions)
Net sales and other operating revenues	$3,242	$2,717	$2,411
Gross profit	$781	$663	$575

The $525 million increase in net sales from fiscal 2017 to fiscal 2018 was due primarily to a more favorable price and product mix (combined $323 million), higher volumes ($110 million) and a favorable impact from foreign currency translation ($83 million). The more favorable price and product mix was primarily due to higher spot pricing in Asia and higher selling prices related to calendar year 2018 tire customer agreements. The $306 million increase in net sales from fiscal 2016 to fiscal 2017 was due primarily to a more favorable price and product mix (combined $248 million), an increase in volumes ($77 million), partially offset by an unfavorable impact from foreign currency translation ($24 million). The favorable price and product mix impact was primarily due to higher selling prices during the year from price adjustments to customers for increases in raw materials costs.

Gross profit increased by $118 million in fiscal 2018 when compared to fiscal 2017 driven by higher volumes and unit margins in Reinforcement Materials, partially offset by higher fixed costs. Gross profit increased by $88 million in fiscal 2017 when compared to fiscal 2016 driven by higher margins and volumes in Reinforcement Materials.

Selling and Administrative Expenses

	Years Ended September 30
	2018	2017	2016
	(In millions)
Selling and administrative expenses	$305	$260	$275

Selling and administrative expenses increased by $45 million in fiscal 2018 when compared to fiscal 2017.The increase was principally driven by higher corporate administrative costs, an increase in the reserve for respirator liability matters and higher spending on projects and growth initiatives. Selling and administrative expenses decreased by $15 million in fiscal 2017 when compared to fiscal 2016 primarily due to lower spending on global restructuring activities in fiscal 2017 and a charge to the respirator reserve in fiscal 2016 that did not reoccur in fiscal 2017.

Research and Technical Expenses

	Years Ended September 30
	2018	2017	2016
	(In millions)
Research and technical expenses	$66	$56	$53

Research and technical expenses increased by $10 million in fiscal 2018 when compared to fiscal 2017 primarily due to growth investment spending. Research and technical expenses increased by $3 million in fiscal 2017 when compared to fiscal 2016 due to continued spending on projects across the segments.

Purification Solutions Long-Lived Assets and Goodwill Impairment Charges

	Years Ended September 30
	2018	2017	2016
	(In millions)
Purification Solutions long-lived assets impairment charge	$162	$—	$—
Purification Solutions goodwill impairment charge	$92	$—	$—

The Purification Solutions long-lived assets and goodwill impairment charges recorded during fiscal 2018 are described in Note F of our Notes to the Consolidated Financial Statements (“Note F”).

Interest and Dividend Income

	Years Ended September 30
	2018	2017	2016
	(In millions)
Interest and dividend income	$10	$9	$5

Interest and dividend income increased by $1 million in fiscal 2018 when compared to fiscal 2017 due to higher interest rates and by $4 million in fiscal 2017 when compared to fiscal 2016 due primarily to interest earned on higher cash balances.

Interest Expense

	Years Ended September 30
	2018	2017	2016
	(In millions)
Interest expense	$54	$53	$54

Interest expense increased by $1 million in fiscal 2018 as compared to fiscal 2017. The increase was primarily due to higher interest rates and higher commercial paper borrowings throughout the fiscal year. Interest expense decreased by $1 million in fiscal 2017 as compared to fiscal 2016. The decrease was primarily due to lower interest rates on long-term debt partially offset by higher rates on commercial paper borrowings.

Other Income (Expense)

	Years Ended September 30
	2018	2017	2016
	(In millions)
Other income (expense)	$5	$(4)	$(7)

Other income (expense) changed during fiscal 2018 by $9 million as compared to fiscal 2017 primarily due to a gain recorded in 2018 on the sale of investments. Other income (expense) changed by $3 million during fiscal 2017 as compared to fiscal 2016 due primarily to the impact of foreign currency movements.

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2018	2017	2016
	(Dollars in millions)
Provision (benefit) for income taxes	$193	$33	$33

Effective tax rate(1)	165%	10%	18%
Impact of discrete tax items:
Unusual or infrequent items(2):	(137)%	6%	2%
Items related to uncertain tax positions	(2)%	(1)%	1%
Other discrete tax items	12%	4%	(2)%
Impact of certain items	(17)%	—%	5%
Operating tax rate	21%	19%	24%

(1)	Refer to the reconciliation of computed tax expense at the federal statutory rate to the Provision (benefit) for income taxes in Note R.
(2)

For fiscal 2018, fiscal 2017 and fiscal 2016, Impact of discrete tax items included net discrete tax expense of $148 million, net discrete tax benefit of $25 million and net discrete tax expense of less than $1 million, respectively. Discrete tax items for years ended September 30, 2018, 2017 and 2016 were as follows:

(i)

Unusual or infrequent items during fiscal 2018 consisted of the net tax impacts of the Act (net tax expense of $159 million), cash management activities, foreign exchange gain/loss on the remeasurement of a deferred tax liability, and excludible foreign exchange gains and losses in certain jurisdictions. Unusual or infrequent items during fiscal 2017 consisted of the net tax impacts of excess foreign tax credits upon repatriation of previously taxed foreign earnings and the accrual of U.S. tax on certain foreign earnings. Unusual or infrequent items during fiscal 2016 included net tax impacts from the renewal of the U.S. Research and Experimentation credit, extraordinary dividends from subsidiaries, a claim for U.S. tax benefit, and other non-routine items;

(ii)

Items related to uncertain tax positions during fiscal 2018, 2017 and 2016 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and settlement of tax audits, the accrual of interest on uncertain tax positions, and the accrual of prior year uncertain tax positions, and;

(iii)

Other discrete tax items during fiscal 2018, 2017 and 2016 included changes in valuation allowances on beginning of year tax balances, the net tax impact of various return to provision adjustments related to tax return filings, changes in non-U.S. tax laws and audit settlements (fiscal 2018 only).

Our effective and operating tax rates for fiscal 2019 are expected to be the same and in the range between 22% and 24%.

We file U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. Cabot and certain subsidiaries are under audit in a number of jurisdictions. It is possible that some of these audits will be resolved in fiscal 2019 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting us, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime, our future earnings could be negatively impacted by certain other aspects of the new legislation, including in particular, immediate U.S. taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. In transitioning to this new full participation exemption regime for foreign earnings, we are also subject to a one-time tax on the deemed repatriation of certain foreign earnings. Refer to the discussion under the heading “Tax Reform” in Note R.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interest, Net of Tax

	Years Ended September 30
	2018	2017	2016
	(In millions)
Equity in earnings of affiliated companies, net of tax	$2	$7	$3
Net income (loss) attributable to noncontrolling interests, net of tax	$39	$25	$15

Equity in earnings of affiliated companies, net of tax, decreased by $5 million in fiscal 2018 compared to fiscal 2017 and increased by $4 million in fiscal 2017 compared to fiscal 2016. The changes in both periods were primarily due to changes in earnings from our Venezuelan equity affiliate.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $14 million in fiscal 2018 compared to fiscal 2017 and increased by $10 million in fiscal 2017 compared to fiscal 2016 due to the higher profitability of our joint ventures in China and the Czech Republic.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2018, we reported a net loss of $113 million ($1.85 loss per diluted common share). In fiscal 2017, we reported net income of $248 million ($3.91 per diluted common share). In fiscal 2016, we reported net income of $147 million ($2.32 per diluted common share). The loss in fiscal 2018 was driven by the Purification Solutions long-lived asset and goodwill impairment charges more fully discussed in Note F and the impact of tax reform in the U.S.

Fiscal 2018 compared to Fiscal 2017 and Fiscal 2017 compared to Fiscal 2016—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items and Total segment EBIT for fiscal 2018, 2017 and 2016 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note T of our Notes to the Consolidated Financial Statements.

	Years Ended September 30
	2018	2017	2016
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$117	$299	$191
Less: Certain items, pre-tax	(248)	(3)	(81)
Less: Other unallocated items	(115)	(107)	(98)
Total segment EBIT	$480	$409	$370

In fiscal 2018, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased by $182 million, primarily due to the impairment of goodwill and long-lived assets of Purification Solutions ($254 million). Total segment EBIT increased by $71 million when compared to fiscal 2017. The increase in Total segment EBIT was driven by higher unit margins ($73 million), higher volumes ($53 million) and the favorable impact of foreign currency translation ($20 million), partially offset by higher fixed costs ($64 million). The increase in margins and volumes was driven by Reinforcement Materials and Performance Chemicals. The increase in fixed costs in fiscal 2018 was due to several factors: (i) higher sales volumes, which led to higher costs in areas such as warehousing and shipping; (ii) costs associated with the construction of new manufacturing facilities in the fumed metal oxides business in North America and China that are not yet operational; (iii) higher maintenance costs to ensure asset reliability as our volumes grow; and (iv) higher commercial and technology investment to drive business and new product growth.

In fiscal 2017, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $108 million and Total segment EBIT increased by $39 million when compared to fiscal 2016. The increases were primarily driven by higher volumes across all segments except Specialty Fluids ($43 million), higher unit margins in Reinforcement Materials ($62 million), and a favorable impact from changing inventory levels ($23 million), partially offset by higher fixed costs ($49 million), and lower unit margins in Performance Chemicals ($33 million).

Certain Items:

Details of the certain items for fiscal 2018, 2017, and 2016 are as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Impairment of goodwill and long-lived assets of Purification Solutions (Note F)	$(254)	$—	$—
Global restructuring activities (Note O)	30	(3)	(47)
Legal and environmental matters and reserves	(16)	1	(17)
Inventory reserve adjustment (Note D)	(13)	—	—
Gains (losses) on sale of investments	10	—	—
Acquisition and integration-related charges	(2)	—	—
Executive transition costs	(2)	—	(6)
Non-recurring gain (loss) on foreign exchange	—	—	(11)
Other certain items	(1)	(1)	—
Total certain items, pre-tax	(248)	(3)	(81)
Tax-related certain items:
Tax impact of certain items	31	1	31
Discrete tax items	(148)	25	—
Total tax-related certain items	(117)	26	31
Total certain items, net of tax	$(365)	$23	$(50)

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”. Additional information concerning several of these items is included in our Notes to the Consolidated Financial Statements as follows: Impairment of goodwill and long-lived assets (Note F); Global restructuring activities (Note O); and Inventory reserve adjustment (Note D).

Tax-related certain items include discrete tax items, the nature of which are discussed under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate”. The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit, included in Net income (loss) attributable to Cabot Corporation, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the heading Definition of Terms and Non-GAAP Financial Measures, to adjusted earnings.

Other Unallocated Items:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Interest expense	$(54)	$(53)	$(54)
Unallocated corporate costs	(61)	(50)	(45)
General unallocated income (expense)	2	3	4
Less: Equity in earnings of affiliated companies, net of tax	2	7	3
Total other unallocated items	$(115)	$(107)	$(98)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest income, dividend income, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of a contractual joint venture in Purification Solutions Segment EBIT.

In fiscal 2018, Total other unallocated items changed by $8 million when compared to fiscal 2017, primarily driven by a change of $11 million in Unallocated corporate costs and a change of $1 million in General unallocated income, partially offset by a change of $5 million in Equity in earnings of affiliated companies, net of tax. The change in Unallocated corporate costs was primarily due to corporate project spending and higher incentive compensation.

In fiscal 2017, Total other unallocated items changed by $9 million when compared to fiscal 2016, primarily driven by a change of $4 million of Equity in earnings of affiliated companies, net of tax, due to lower earnings from our Venezuelan equity affiliate. In addition, Unallocated corporate costs changed by $5 million primarily associated with higher expenses related to incentive compensation.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2018, 2017 and 2016 are as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Reinforcement Materials Sales	$1,774	$1,381	$1,108
Reinforcement Materials EBIT	$279	$193	$137

In fiscal 2018, sales in Reinforcement Materials increased by $393 million when compared to fiscal 2017. The increase was principally driven by a more favorable price and product mix (combined $307 million), higher volumes ($44 million) and a favorable comparison from foreign currency translation ($42 million). The more favorable price and product mix was primarily due to higher pricing from 2018 tire customer agreements, higher spot pricing in Asia, and the passthrough of higher feedstock costs in our pricing. Higher volumes were driven by higher demand in the Americas and Europe.

In fiscal 2017, sales in Reinforcement Materials increased by $273 million when compared to fiscal 2016. The increase was principally driven by a more favorable price and product mix (combined $260 million) and higher volumes ($27 million), partially offset by the unfavorable comparison of foreign currency translation ($12 million). The more favorable price and product mix was primarily driven by benefits from higher prices in our tire customer agreements and spot pricing in addition to a more favorable regional mix. Higher volumes were driven by an increase in rubber blacks volumes from higher contractual volumes in the Americas.

In fiscal 2018, Reinforcement Materials EBIT increased by $86 million when compared to fiscal 2017 driven principally by higher unit margins ($89 million), higher volumes ($19 million) and the favorable comparison of foreign currency translation ($13 million), partially offset by higher fixed costs ($33 million). Higher unit margins were driven primarily by 2018 contract gains and a favorable spot market in Asia. The higher volumes were primarily due to higher demand in the Americas and Europe. The increase in fixed costs was due to several factors: (i) higher sales volumes, which led to higher costs in areas such as warehousing and shipping; (ii) higher maintenance costs to ensure asset reliability as our volumes grow; and (iii) higher commercial and technology investment to drive business and new product growth.

In fiscal 2017, Reinforcement Materials EBIT increased by $56 million when compared to fiscal 2016 driven principally by higher rubber blacks unit margins ($62 million), higher rubber blacks volumes ($13 million) and the favorable impact from a change in inventory levels ($6 million), partially offset by higher fixed costs ($21 million) and an unfavorable comparison of foreign currency translation ($2 million). The favorable unit margins were due to benefits from customer agreement pricing gains and spot pricing as well as a more favorable regional mix, with higher sales in North America and lower sales in Asia. Higher rubber blacks fixed costs were primarily associated with the timing of required maintenance costs.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2018, 2017 and 2016 are as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Specialty Carbons and Formulations Sales	$731	$623	$578
Metal Oxides Sales	297	285	287
Performance Chemicals Sales	$1,028	$908	$865
Performance Chemicals EBIT	$200	$201	$225

In fiscal 2018, sales in Performance Chemicals increased by $120 million when compared to fiscal 2017 due to a more favorable price and product mix (combined $36 million), higher volumes ($52 million) and the favorable comparison from foreign currency translation ($33 million). The higher volumes were driven by the acquisition of Tech Blend, which led to higher volumes in the Specialty Carbons and Formulations business. The more favorable price and product mix is primarily due to improved mix and price increases in excess of rising feedstock costs within the Specialty Carbons and Formulations business.

In fiscal 2017, sales in Performance Chemicals increased by $43 million when compared to fiscal 2016 primarily due to higher volumes across all product lines ($51 million) and a favorable price and product mix (combined $2 million), partially offset by an unfavorable comparison of foreign currency translation ($11 million). The higher volumes were mainly driven by growth in sales in Asia and North America.

In fiscal 2018, EBIT in Performance Chemicals was $1 million lower than in fiscal 2017. Higher volumes ($21 million), higher unit margins ($13 million) and the favorable impact of foreign currency translation ($8 million) were fully offset by higher fixed costs ($42 million) and the unfavorable impact from inventory changes ($1 million). Unit margins improved in fiscal 2018 due to successfully implementing price increases in excess of higher feedstock costs. Higher volumes were primarily due to growth in Specialty Compounds which includes the acquisition of Tech Blend during fiscal 2018. The increase in fixed costs was due to several factors: (i) higher sales volumes, which led to higher costs in areas such as warehousing and shipping; (ii) costs associated with the construction of new manufacturing facilities in the fumed metal oxides business in North America and China that are not yet operational; (iii) higher maintenance costs to ensure asset reliability as our volumes grow; and (iv) higher commercial and technology investment to drive business and new product growth.

In fiscal 2017, EBIT in Performance Chemicals decreased by $24 million when compared to fiscal 2016 due to lower unit margins ($33 million), higher fixed costs ($23 million) and the unfavorable impact of foreign currency translation ($2 million). The decrease in unit margins was driven by higher raw material costs. Higher fixed costs were a result of increased maintenance, higher activity levels and growth investments. These decreases in EBIT were partially offset by higher volumes ($32 million) and the favorable impact from changing inventory levels ($2 million). The increase in volumes were primarily driven by growth across all Performance Chemicals product lines during fiscal 2017 with increases in volumes from Asia, North America and Europe.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2018, 2017 and 2016 are as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Purification Solutions Sales	$279	$281	$290
Purification Solutions EBIT	$(7)	$6	$(5)

Sales in Purification Solutions decreased by $2 million in fiscal 2018 when compared to fiscal 2017 primarily due to lower volumes ($9 million) and a less favorable price and product mix (combined $2 million), partially offset by the favorable impact of foreign currency translation ($9 million). The lower volumes were due to increased competition, customer curtailments and reduced usage in the mercury removal application.

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

EBIT in Purification Solutions decreased by $13 million in fiscal 2018 when compared to fiscal 2017 driven by lower unit margins ($11 million), lower volumes ($5 million), the unfavorable impact of changing inventory levels ($7 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower fixed costs ($12 million). Lower margins were due to increased competitive intensity in mercury removal and other North American powdered activated carbon applications. Lower fixed costs were due to the savings associated with restructuring actions put in effect during the first quarter of fiscal 2018 and the lower depreciation and amortization expense from recording an impairment during the second quarter of fiscal 2018 as discussed in Note F.

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

Specialty Fluids

Sales and EBIT for Specialty Fluids for fiscal 2018, 2017 and 2016 are as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Specialty Fluids Sales	$45	$41	$47
Specialty Fluids EBIT	$8	$9	$13

Sales in Specialty Fluids increased by $4 million in fiscal 2018 when compared to fiscal 2017. The increase was primarily due to a higher level of project activity that resulted in higher rental and sales volumes for our drilling fluids.

Sales in Specialty Fluids decreased by $6 million in fiscal 2017 when compared to fiscal 2016. The decrease was primarily due to lower volumes ($9 million) from lower project activity levels that resulted in lower rental and sales volumes for our drilling fluids. The decrease in volumes was partially offset by a more favorable price and product mix (combined $2 million).

EBIT in Specialty Fluids decreased by $1 million in fiscal 2018 when compared to fiscal 2017. The decrease is primarily due to higher fixed costs ($1 million).

EBIT in Specialty Fluids decreased by $4 million in fiscal 2017 when compared to fiscal 2016. The decrease was primarily due to lower volumes ($6 million), which was partially offset by an improved price and product mix ($2 million).

Outlook

Looking forward to fiscal 2019, we believe favorable industry dynamics and Cabot’s leadership positions will enable another year of strong growth. There are some near term uncertainties, largely related to trade tariffs between the U.S. and China, volatile commodity prices and new emission testing standards in Europe that are causing disruptions in auto production. These uncertainties are driving certain customers to be cautious in their short-term purchasing behavior, but we do not expect this to have a long-term impact on the business. We continue to expect EBIT growth across all segments in fiscal 2019. Reinforcement Materials is expected to benefit from favorable calendar 2019 customer agreements and our strong market position in Asia. We anticipate that Performance Chemicals EBIT will improve as we move through the year and we begin to see the anticipated benefits of our recent growth investments in the second half of fiscal 2019. We expect that Purification Solutions will benefit from a targeted improvement plan we are implementing to focus our portfolio, optimize our assets and streamline the organizational structure to support the new focus. In addition, we will continue to explore strategic alternatives for our Purification Solutions business. We anticipate that Specialty Fluids will continue its recent strong performance into fiscal 2019.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $354 million during fiscal 2018. The decrease was primarily attributable to increased commercial paper borrowings, which reduced our borrowing availability under our revolving credit agreement, and a decrease in our cash balances. As of September 30, 2018, we had cash and cash equivalents of $175 million and borrowing availability under our revolving credit agreement of $751 million. Our revolving credit agreement, which was amended in October 2017 to extend the maturity to October 2022, supports our commercial paper program and may be used for working capital, letters of credit and other general corporate purposes.

At September 30, 2018, we were in compliance with all applicable covenants under our revolving credit facility including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We use commercial paper throughout the year to manage short term U.S. cash needs. The commercial paper balance is generally reduced at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. The balance of commercial paper outstanding as of September 30, 2018 was $249 million. If additional funds are needed in the U.S., we can repatriate offshore earnings.

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

We issued $30 million of 7.42% medium term notes in fiscal 1999 that mature on December 11, 2018 and are included in Current portion of long-term debt on the Consolidated Balance Sheets as of September 30, 2018. We intend to pay off these notes at maturity with cash on hand and/or commercial paper borrowings.

In November 2013, we purchased all of our joint venture partner’s common stock in the former NHUMO, S.A. de C.V. (“NHUMO”) joint venture. At the close of the transaction, NHUMO issued redeemable preferred stock to the joint venture partner with a repurchase value of $25 million and a fixed dividend rate of 6% per annum. In November 2018, we repurchased the preferred stock for $25 million and paid a final dividend payment of approximately $1.4 million.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $298 million in fiscal 2018. Operating activities provided $348 million and $392 million in fiscal 2017 and in fiscal 2016, respectively.

Cash provided by operating activities in fiscal 2018 was driven primarily by net income, which, before non-cash depreciation, amortization and impairment charges, totaled $329 million from strong business performance and an increase in accounts payable and accrued liabilities, partially offset by increases in Accounts and notes receivable and Inventories largely driven by higher raw material costs.

Cash provided by operating activities in fiscal 2017 was driven primarily by net income of $273 million plus $155 million of non-cash depreciation and amortization. In addition, there was an increase in accounts payable and accruals and dividends from equity affiliates. These sources of cash were partially offset by increases in accounts receivable and inventories due to higher sales and raw material costs.

Cash provided by operating activities in fiscal 2016 was driven primarily by net income of $162 million plus $161 million of non-cash depreciation and amortization. In addition, there was a net decrease in accounts receivable and inventories largely driven by lower raw material costs and associated price reductions. These sources of cash were partially offset by a decrease in accounts payable.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of September 30, 2018, we had $5 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to our global restructuring activities. We made cash payments of $5 million during fiscal 2018 and received cash payments of $39 million related to the sale of land at our former sites in Thane, India and Merak, Indonesia. In fiscal 2019 and thereafter, we expect to make cash payments totaling approximately $5 million related to these restructuring plans.

Environmental Reserves and Litigation Matters—As of September 30, 2018, we had a $15 million reserve for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of September 30, 2018, we had a $25 million reserve for respirator claims. Expenditures for each of these reserves will be incurred over many years. We also have other litigation costs arising in the ordinary course of business.

Cash Flows from Investing Activities

In fiscal 2018, investing activities consumed $246 million, which was primarily driven by $64 million of cash paid for our Specialty Compounds acquisition of Tech Blend, net of cash acquired of $1 million, and capital expenditures of $229 million. These capital expenditures were for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals. Offsetting these amounts was an inflow of cash related to the sales of land at our former sites in Merak, Indonesia, and Thane, India and proceeds from the sale of shares of a cost method investment in Asia. In fiscal 2017, capital expenditures were $147 million. Capital expenditures were primarily related to sustaining and compliance capital projects at our operating facilities. In fiscal 2016, capital expenditures were $112 million. Major capital project expenditures were related to sustaining and compliance activities.

Capital expenditures for fiscal 2019 are expected to be between $250 million and $300 million. Our planned capital spending program for fiscal 2019 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals.

Cash Flows from Financing Activities

Financing activities consumed $141 million of cash in fiscal 2018 compared to $133 million in fiscal 2017 and $184 million in fiscal 2016. The use of cash in fiscal 2018 was primarily related to cash dividends paid to common stockholders of $80 million, purchases of common stock of $142 million, and cash dividends paid to noncontrolling interests of $21 million. This was offset by an increase in our overall debt balance of $80 million. The increase in debt was driven primarily by an increase in working capital and the acquisition of Tech Blend, partially offset by the proceeds from the Merak, Indonesia and Thane, India land sales.

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

At September 30, 2018, we had $751 million of availability under our credit agreement. Although generally we have an outstanding commercial paper balance during the quarter, we generally reduce the balance at quarter-end through cash receipts from collections, settlement of intercompany balances and short-term intercompany loans. There was $249 million of commercial paper outstanding at September 30, 2018. There was no commercial paper outstanding at September 30, 2017.

Our long-term total debt, of which $35 million is current, matures at various times as presented in Note I of our Notes to the Consolidated Financial Statements. The weighted-average interest rate on our fixed rate long-term debt was 3.5% as of September 30, 2018.

Share Repurchases

In July 2018, the Board of Directors’ authorized us to repurchase up to an additional 10 million shares of common stock. During fiscal 2018, 2017, and 2016, we repurchased approximately 2.2 million, 1.1 million, and 0.8 million shares of our common stock on the open market for $138 million, $59 million, and $39 million, respectively. Additionally, during fiscal 2018, 2017, and 2016, we repurchased less than one million shares of our common stock in each year associated with employee tax obligations on stock based compensation awards for $4 million, $2 million and $6 million, respectively. As of September 30, 2018, we had approximately 9.5 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend Payments

In fiscal 2018, 2017 and 2016, we paid cash dividends on our common stock of $1.29, $1.23 and $1.04 per share, respectively. These cash dividend payments totaled $80 million in fiscal 2018, $77 million in fiscal 2017, and $65 million in fiscal 2016.

Employee Benefit Plans

As of September 30, 2018, we had a consolidated pension obligation, net of the fair value of plan assets, of $92 million, comprised of $44 million for pension benefit plan liabilities and $48 million for postretirement benefit plan liabilities.

The $44 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(In millions)
Fair Value of Plan Assets	$149	$323	$472
Benefit Obligation	143	373	516
Funded (Unfunded) Status	$6	$(50)	$(44)

In fiscal 2018, we made cash contributions totaling approximately $9 million to our foreign pension benefit plans. In fiscal 2019, we expect to make cash contributions of $8 million to our foreign pension plans.

The $48 million of unfunded postretirement benefit plan liabilities is comprised of $29 million for our U.S. and $19 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2018, we paid postretirement benefits of $3 million under our U.S. postretirement plans and $1 million under our foreign postretirement plans. For fiscal 2019, our benefit payments for our postretirement plans are expected to be $4 million.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Purchase Commitments	$454	$297	$200	$195	$164	$2,168	$3,478
Long-term debt	34	—	90	365	—	258	747
Capital lease obligations(1)	1	2	2	2	2	8	17
Fixed interest on long-term debt	29	23	23	20	9	28	132
Operating leases	22	13	10	9	9	69	132
Total	$540	$335	$325	$591	$184	$2,531	$4,506

(1)	Capital lease obligations include interest.

Purchase Commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers for all of our business segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments. We have also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $14 million as of September 30, 2018, the majority of which is expected to be paid within the next 5 years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or liability position as of September 30, 2018. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit or repayment risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. We have cross-currency swaps designated as hedges of our net investments in certain Euro denominated subsidiaries. The following table summarizes the principal terms of our cross-currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2018.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2018
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$(18) million

We also have foreign currency exposures arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2018, we had $18 million in net notional foreign currency contracts, which were denominated in Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2018.

In certain situations where we have forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

The primary currencies for which we have exchange rate exposure are the Euro, Japanese Yen, Brazilian Real, and Argentine Peso. In fiscal year 2018, foreign currency translations in the aggregate increased our business segment EBIT by $20 million, the majority of which affected the results of the Reinforcement Materials and Performance Chemicals segments, partially offset by an unfavorable impact to the Purification Solutions segment. The overall favorable impact was driven by the translation of local currency denominated revenues and costs in Europe, where the U.S dollar weakened, and local currency denominated cost in Argentina, where the U.S. dollar strengthened. In addition, we recognized a $4 million net foreign exchange loss in Other income (expense) in fiscal 2018 from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Brazilian Real and Indonesian Rupiah, offset by gains from movement in the Argentine Peso during the year. Effective July 1, 2018, we began to account for our Argentina carbon black operating entity as operating in a hyperinflationary economy and the operating entity began using our reporting currency, the U.S. dollar, as its functional currency. Included in the $4 million net foreign exchange loss is a $3 million net foreign exchange gain, which reflects the remeasurement of the Argentina operating entity’s net monetary liabilities denominated in Argentine peso. Refer to Note L of our Notes to the Consolidated Financial Statements for additional details regarding Argentina hyperinflation.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2018	2017	2016
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,242	$2,717	$2,411
Cost of sales	2,461	2,054	1,836
Gross profit	781	663	575
Selling and administrative expenses	305	260	275
Research and technical expenses	66	56	53
Purification Solutions long-lived assets impairment charge (Note F)	162	—	—
Purification Solutions goodwill impairment charge (Note F)	92	—	—
Income (loss) from operations	156	347	247
Interest and dividend income	10	9	5
Interest expense	(54)	(53)	(54)
Other income (expense)	5	(4)	(7)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	117	299	191
(Provision) benefit for income taxes	(193)	(33)	(33)
Equity in earnings of affiliated companies, net of tax	2	7	3
Income (loss) from continuing operations	(74)	273	161
Income (loss) from discontinued operations, net of tax of $—, $— and $1	—	—	1
Net income (loss)	(74)	273	162
Net income (loss) attributable to noncontrolling interests, net of tax of $10, $6 and $4	39	25	15
Net income (loss) attributable to Cabot Corporation	$(113)	$248	$147

Weighted-average common shares outstanding:
Basic	61.7	62.3	62.4
Diluted	61.7	62.7	62.9

Earnings per common share:
Basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$(1.85)	$3.94	$2.32
Income (loss) from discontinued operations	—	—	0.02
Net income (loss) attributable to Cabot Corporation	$(1.85)	$3.94	$2.34
Diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$(1.85)	$3.91	$2.30
Income (loss) from discontinued operations	—	—	0.02
Net income (loss) attributable to Cabot Corporation	$(1.85)	$3.91	$2.32

Dividends per common share	$1.29	$1.23	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2018	2017	2016
	(In millions)
Net income (loss)	$(74)	$273	$162
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax (provision) benefit of $1, $4, and $—	(64)	25	7
Unrealized holding gains (losses) arising during the period, net of tax provision of $—, $—, and $—	(1)	—	—
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax provision (benefit) of $2, $—, and $—	(3)	—	—
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax provision (benefit) of $(1), $—, and $—	1	—	—
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	6	41	(38)
Amortization of net loss and prior service credit included in net periodic pension cost, net of tax	(1)	2	—
Other comprehensive income (loss)	(62)	68	(31)
Comprehensive income (loss)	(136)	341	131
Net income (loss) attributable to noncontrolling interests, net of tax	39	25	15
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(4)	2	(5)
Comprehensive income (loss) attributable to noncontrolling interests	35	27	10
Comprehensive income (loss) attributable to Cabot Corporation	$(171)	$314	$121

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2018	2017
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$175	$280
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $9	637	527
Inventories	511	433
Prepaid expenses and other current assets	63	59
Total current assets	1,386	1,299
Property, plant and equipment	3,520	3,602
Accumulated depreciation	(2,224)	(2,297)
Net property, plant and equipment	1,296	1,305
Goodwill	93	154
Equity affiliates	52	56
Intangible assets, net	98	137
Assets held for rent	118	104
Deferred income taxes	134	237
Other assets	67	46
Total assets	$3,244	$3,338

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2018	2017
	(In millions, except share and per share amounts)
Current liabilities:
Short-term borrowings	$249	$7
Accounts payable and accrued liabilities	613	457
Income taxes payable	29	22
Current portion of long-term debt	35	256
Redeemable preferred stock	26	—
Total current liabilities	952	742
Long-term debt	719	661
Deferred income taxes	42	38
Other liabilities	252	245
Redeemable preferred stock	—	27
Commitments and contingencies (Note S)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 60,566,375 and 62,087,627 shares
Outstanding 60,366,569 and 61,884,347 shares	61	62
Less cost of 199,806 and 203,280 shares of common treasury stock	(7)	(6)
Additional paid-in capital	—	—
Retained earnings	1,417	1,707
Accumulated other comprehensive income (loss)	(317)	(259)
Total Cabot Corporation stockholders’ equity	1,154	1,504
Noncontrolling interests	125	121
Total stockholders’ equity	1,279	1,625
Total liabilities and stockholders’ equity	$3,244	$3,338

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2018	2017	2016
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(74)	$273	$162
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	149	155	161
Long-lived asset impairment charge	162	—	23
Goodwill impairment charge	92	—	—
Deferred tax provision (benefit)	91	(31)	(36)
Gain on sale of land	(39)	—	—
Gain on sale of investments	(10)	—	—
Equity in net income of affiliated companies	(2)	(7)	(3)
Non-cash compensation	22	16	17
Other non-cash (income) expense	16	(3)	5
Changes in assets and liabilities:
Accounts and notes receivable	(127)	(64)	25
Inventories	(105)	(61)	54
Prepaid expenses and other current assets	(27)	(14)	1
Accounts payable and accrued liabilities	122	91	(27)
Income taxes payable	7	(2)	(4)
Other liabilities	12	(16)	5
Cash dividends received from equity affiliates	9	11	9
Cash provided by operating activities	298	348	392

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(229)	(147)	(112)
Proceeds from the sale of land	39	—	16
Change in assets held for rent	(3)	(6)	(8)
Cash paid for acquisition of business, net of cash acquired of $1, $— and $—	(64)	—	—
Proceeds from sales of investments	11	—	—
Other	—	4	—
Cash used in investing activities	(246)	(149)	(104)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	1	—
Repayments under financing arrangements	(4)	(3)	(3)
Increase in short-term borrowings, net	(4)	2	—
Proceeds (repayments) from issuance of commercial paper, net	249	—	(12)
Proceeds from long-term debt, net of issuance costs	90	—	248
Repayments of long-term debt	(251)	(2)	(301)
Purchases of common stock	(142)	(61)	(45)
Proceeds from sales of common stock	22	21	10
Cash dividends paid to noncontrolling interests	(21)	(14)	(16)
Cash dividends paid to common stockholders	(80)	(77)	(65)
Cash used in financing activities	(141)	(133)	(184)
Effects of exchange rate changes on cash	(16)	14	19
Increase (decrease) in cash and cash equivalents	(105)	80	123
Cash and cash equivalents at beginning of year	280	200	77
Cash and cash equivalents at end of year	$175	$280	$200

Income taxes paid	$84	$69	$66
Interest paid	$47	$48	$51

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2015	62,458	$55	$—	$1,497	$(299)	$1,253	$104	$1,357
Net income (loss) attributable to Cabot Corporation				147		147		147
Net income (loss) attributable to noncontrolling interests						—	15	15
Total other comprehensive income (loss)					(26)	(26)	(5)	(31)
Cash dividends paid to noncontrolling interests						—	(16)	(16)
Cash dividends paid to common stockholders				(65)		(65)		(65)
Issuance of stock under equity compensation plans	737	1	9			10		10
Amortization of share-based compensation			17			17		17
Purchase and retirement of common stock	(984)	(1)	(26)	(18)		(45)		(45)
Balance at September 30, 2016	62,211	55	—	1,561	(325)	1,291	98	1,389
Net income (loss) attributable to Cabot Corporation				248		248		248
Net income (loss) attributable to noncontrolling interests							25	25
Total other comprehensive income (loss)					66	66	2	68
Contributions from noncontrolling interest							4	4
Acquisition of noncontrolling interest			(6)			(6)	6	—
Cash dividends paid to noncontrolling interests							(14)	(14)
Cash dividends paid to common stockholders				(77)		(77)		(77)
Issuance of stock under equity compensation plans	833	2	25			27		27
Amortization of share-based compensation			16			16		16
Purchase and retirement of common stock	(1,160)	(1)	(35)	(25)		(61)		(61)
Balance at September 30, 2017	61,884	56	—	1,707	(259)	1,504	121	1,625
Net income (loss) attributable to Cabot Corporation				(113)		(113)		(113)
Net income (loss) attributable to noncontrolling interests							39	39
Total other comprehensive income (loss)					(58)	(58)	(4)	(62)
Acquisition of noncontrolling interest			(1)			(1)	1	—
Cash dividends declared to noncontrolling interests			—			—	(32)	(32)
Cash dividends paid to common stockholders				(80)		(80)		(80)
Issuance of stock under equity compensation plans	733	—	22			22		22
Amortization of share-based compensation			22			22		22
Purchase and retirement of common stock	(2,250)	(2)	(43)	(97)		(142)		(142)
Balance at September 30, 2018	60,367	$54	$—	$1,417	$(317)	$1,154	$125	$1,279

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

Effective October 1, 2017, the Company changed its method of accounting for its U.S. carbon black inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change retrospectively to all prior periods presented, which is discussed in further detail under the heading “Inventories” below.

As discussed in Note C, in fiscal 2018, the Company acquired 8755329 Canada Inc. (“Tech Blend”) and acquired NSCC Carbon (Jiangsu) Co. Ltd. (“NSCC Carbon”). The financial position, results of operations and cash flows of Tech Blend and NSCC Carbon are included in the Company’s consolidated financial statements from the date of acquisition.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2018, has determined that they are readily convertible to cash.

Inventories

Inventories are stated at the lower of cost or market. Effective October 1, 2017, the Company changed its method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method. Total U.S. inventories accounted for utilizing the LIFO cost flow assumption represented 7% of the Company’s total worldwide inventories as of September 30, 2017. The Company believes the FIFO method is preferable because it: (i) conforms the accounting for U.S. carbon black inventories to the Company’s inventory valuation methodology for the majority of its other inventories; (ii) better represents how management assesses and reports on the performance of the Reinforcement Materials and Performance Chemicals operating segments that carry the Company’s U.S. carbon black inventories, as the impact of accounting for this inventory on a LIFO basis has historically been excluded from segment results; (iii) better aligns the accounting for U.S. carbon black inventories with the physical flow of that inventory; and (iv) improves comparability with many of the Company’s peers.

The Company applied this change retrospectively to all prior periods presented. This change resulted in a $19 million increase in retained earnings as of October 1, 2015, from $1,478 million to $1,497 million. In addition, the following financial statement line items in the Company’s Consolidated Statements of Operations for the years ended September 30, 2017 and 2016, its Consolidated Balance Sheets as of September 30, 2017 and 2016, and its Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016 were adjusted:

Consolidated Statements of Operations	Years Ended September 30
	2017			2016
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
	(In millions, except per share amounts)
Cost of sales	$2,065	$(11)	$2,054	$1,833	$3	$1,836
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$288	$11	$299	$194	$(3)	$191
(Provision) benefit for income taxes	$(29)	$(4)	$(33)	$(34)	$1	$(33)
Net income (loss)	$266	$7	$273	$164	$(2)	$162
Net income (loss) attributable to Cabot Corporation	$241	$7	$248	$149	$(2)	$147
Earnings per common share:
Basic	$3.83	$0.11	$3.94	$2.38	$(0.04)	$2.34
Diluted	$3.80	$0.11	$3.91	$2.36	$(0.04)	$2.32

Consolidated Balance Sheets	September 30, 2017			September 30, 2016
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
	(In millions)			(In millions)
Inventories	$396	$37	$433	$342	$26	$368
Deferred income taxes (assets)	$250	$(13)	$237	$216	$(9)	$207
Retained earnings	$1,683	$24	$1,707	$1,544	$17	$1,561

Consolidated Statements of Cash Flows	Years Ended September 30
	2017			2016
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
	(In millions)
Net income (loss)	$266	$7	$273	$164	$(2)	$162
Deferred tax provision (benefit)	$(35)	$4	$(31)	$(35)	$(1)	$(36)
Inventories	$(50)	$(11)	$(61)	$51	$3	$54

If the Company had continued to account for its U.S. carbon black inventories under LIFO, there would have been an increase in Cost of Sales of $15 million, an additional benefit to the (Provision) benefit for income taxes of $4 million, an impact to the Net income (loss) attributable to Cabot Corporation of $11 million, and a decrease of $0.19 in both basic and diluted earnings per common share in the Consolidated Statements of Operations for the year ended September 30, 2018. The impact to the Consolidated Balance Sheets as of September 30, 2018 would have been a decrease of $52 million in Inventories, an increase of $17 million in Deferred income taxes (assets), and a decrease of $35 million in Retained earnings.

The cost of Specialty Fluids inventories that are classified as inventory and assets held for rent is determined using the average cost method. The cost of all other inventories is determined using the FIFO method.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At September 30, 2018 and 2017, Cabot had equity affiliate investments of $52 million and $56 million, respectively. Dividends declared and received from these investments were $9 million, $11 million and $9 million in fiscal 2018, 2017 and 2016, respectively.

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

Definite-lived intangible assets, which are comprised of trademarks, customer relationships and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. The Company recognized an impairment on intangible assets associated with the Purification Solutions business in second fiscal quarter of 2018, which is discussed in Note F.

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the Fumed Metal Oxides and Specialty Compounds businesses within Performance Chemicals, which are considered separate reporting units, carried the Company’s goodwill balances as of May 31, 2018. The Purification Solutions reporting unit had no remaining goodwill balance subsequent to the goodwill impairment charge recorded in the second quarter of fiscal 2018. As part of the Tech Blend acquisition, goodwill of $33 million was generated and is reflected in the Specialty Compounds reporting unit.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Refer to Note F and Note G for details on the Purification Solutions goodwill impairment test and the resulting charge recorded in the second quarter of fiscal 2018, and the results of the Company’s annual goodwill impairment test performed as of May 31, 2018, respectively.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset. In the second quarter of fiscal 2018, the Company determined that the long-lived asset group of Purification Solutions was not fully recoverable, and accordingly, the Company recorded an impairment charge for the carrying value in excess of the fair value of the asset group, as described in Note F.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. The depreciable lives for buildings, machinery and equipment, and other fixed assets are generally between twenty and twenty-five years, ten and twenty-five years, and three and twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets and resulting gains or losses are included in earnings in the Consolidated Statements of Operations. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

Non-cash capital expenditures for significant projects was approximately $29 million and $7 million for the years ended September 30, 2018 and 2017, respectively, and was included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2018, 2017 and 2016, Cabot capitalized $2 million, $1 million and $1 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Assets Held for Rent

Assets held for rent represent Specialty Fluids cesium formate product that is available to customers in the normal course of business. At both September 30, 2018 and 2017, $5 million of cesium ore was included in assets held for rent, a majority of which will be converted into cesium formate. Assets held for rent are stated at average cost.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. In certain instances, Cabot has not recorded a reserve for AROs because of the indefinite life of certain assets. The ARO reserves were $28 million and $26 million at September 30, 2018 and 2017, respectively, and are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are included as a separate component of Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity.

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; (ii) income taxes upon future repatriation of unremitted earnings from non-U.S. subsidiaries that are not indefinitely reinvested; and (iii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of Other comprehensive income (loss). In fiscal 2018, 2017 and 2016, net foreign currency transaction losses of $4 million, $4 million, and $7 million, respectively, are included in Other income (expense) in the Consolidated Statements of Operations.

Effective July 1, 2018, the Company began to account for its wholly-owned Argentina subsidiary as a highly inflationary economy. As a result, the functional currency of the Argentina subsidiary was changed to the U.S. dollar, Cabot’s reporting currency, which is discussed in Note L.

Share Repurchases

Periodically, Cabot repurchases shares of the Company’s common stock in the open market or in privately negotiated transactions under the authorization approved by the Board of Directors as discussed in Item 5 under the heading “Issuer Purchases of Equity Securities”. The Company retires the repurchased shares and records the excess of the purchase price over par value to additional paid-in capital (“APIC”) until such amount is reduced to zero and then charges the remainder against retained earnings.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years Ended September 30
	2018	2017	2016
Reinforcement Materials	57%	53%	48%
Performance Chemicals	33%	35%	37%
Purification Solutions	9%	11%	13%
Specialty Fluids	1%	1%	2%

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

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 32 million Chinese Renminbi (“RMB”) ($5 million) and 73 million RMB ($11 million) as of September 30, 2018 and 2017, respectively, and are included in Accounts and notes receivable on the Company’s Consolidated Balance Sheets. Cabot periodically sells a portion of these bank notes and other customer receivables at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with these notes or other customer receivables after the sale. The difference between the proceeds from the sale and the carrying value of these assets is recognized as a loss on the sale of receivables and is included in Other income (expense) in the accompanying Consolidated Statements of Operations. During fiscal 2018, 2017 and 2016, the Company recorded charges of $3 million, $2 million, and $1 million, respectively, for the sale of these assets.

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

Stock-based Compensation

Cabot recognizes compensation expense for stock-based awards granted to employees using the fair value method. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of what level of performance the Company will achieve for Cabot’s performance-based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of restricted stock units is determined using the closing price of Cabot stock on the day of the grant.

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

•

Excess tax benefits or deficiencies related to stock compensation that were previously recorded to APIC are now recognized as a discrete tax benefit or expense in (Provision) benefit for income taxes within the Consolidated Statements of Operations. The impact on the (Provision) benefit for income taxes was a discrete tax benefit of $2 million during fiscal 2018.

•

Excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the Consolidated Statements of Cash Flows. The Company elected to apply this cash flow presentation requirement retrospectively, which resulted in the reclassification of $8 million of tax benefit from share-based compensation awards from cash flows from financing activities to cash flows from operating activities in the Consolidated Statements of Cash Flows for fiscal 2017. There was no impact to the Consolidated Statements of Cash Flows for fiscal 2016 as a result of applying this standard retrospectively.

•

Cash paid by an employer when directly withholding shares for tax withholding purposes are required to be classified as a financing activity in the Consolidated Statements of Cash Flows. This method of presentation is consistent with the Company's historical presentation.

In January 2017, the FASB issued a new standard that amends the definition of a business. The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. These amendments provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) should be accounted for as an asset rather than a business. In order to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The guidance also removes the evaluation of whether a market participant could replace missing elements. The Company adopted the standard on October 1, 2017. The adoption of this standard did not impact the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new standard that amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017. The Company has completed its assessment of the new standard, which included reviewing a sample of contracts across the Company’s four business segments. Based on this assessment, the adoption of this standard will not have a material impact on how the Company recognizes revenue. The Company will implement the updates that are necessary to its revenue recognition policy, internal controls, processes and financial statement disclosures. The Company will adopt this standard on October 1, 2018 and expects to apply a modified retrospective approach.

In February 2016, the FASB issued a new standard for the accounting for leases. This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years, and early adoption is permitted. The Company expects to adopt the standard on October 1, 2019. The Company has established a project plan and implementation team which will analyze the current portfolio of leases to determine the impact of adopting this new standard. The implementation team will also be responsible for evaluating and designing the necessary changes to the Company’s business processes, lease policies, systems and internal controls to support recognition and disclosure under the new guidance.

In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows such as distributions received from equity method investees, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. The Company will adopt this standard on October 1, 2018. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

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

In February 2018, the FASB issued a new standard that allows entities to reclassify from AOCI to Retained earnings for stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”). The amendments in this new standard also require certain disclosures about stranded tax effects. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In August 2018, the FASB issued a new standard that amends existing annual disclosure requirements applicable to all employers that sponsor defined benefit pension and other postretirement plans by adding, removing, and clarifying certain disclosures. The standard is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

Note C. Acquisitions

Tech Blend

In November 2017, the Company acquired Tech Blend, a North American producer of black masterbatches, for a purchase price of $65 million, paid in cash. The purchase price was subject to a working capital adjustment, which was immaterial. The operating results of the business are included in the Company’s Performance Chemicals segment. The acquisition extends the Company’s global footprint in black masterbatch and compounds and provides a platform to serve global customers and grow in conductive formulations. Since the date of acquisition, Tech Blend revenues have totaled approximately $26 million through September 30, 2018.

The Company incurred acquisition costs of less than $1 million through September 30, 2018 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

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

NSCC Carbon (Jiangsu) Co. Ltd

In September 2018, the Company acquired NSCC Carbon, a carbon black manufacturing facility in Pizhou, Jiangsu Province, China for the purchase price of $8 million. The manufacturing facility will support the Company’s specialty carbons product line within the Performance Chemicals segment. The plant is temporarily mothballed to conduct maintenance and technology upgrades that are expected to occur over the next two years. The total purchase price of $8 million, which is payable upon satisfaction of certain conditions that are expected to be completed in less than 12 months, is recorded within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Note D. Inventories

Inventories, net of obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2018	2017
	(In millions)
Raw materials	$129	$93
Work in process	3	2
Finished goods	329	293
Other	50	45
Total	$511	$433

Effective October 1, 2017, the Company changed its method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method. Total U.S. inventories accounted for utilizing the LIFO cost flow assumption represented 7% of the Company’s total worldwide inventories as of September 30, 2017. Refer to the discussion under the heading “Inventories” in Note A for details on the impact of the change on the consolidated financial statements. Other inventory is comprised of certain spare parts and supplies.

Cabot periodically reviews inventory for both obsolescence and loss of value. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. At September 30, 2018 and 2017, total inventory reserves were $38 million and $19 million, respectively. During fiscal year 2018, the Company recorded a lower of cost or market charge in the amount of $13 million related to its Purification Solutions inventory held at several sites in North America and Europe.

Note E. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2018	2017
	(In millions)
Land and land improvements	$142	$151
Buildings	514	531
Machinery and equipment	2,373	2,527
Other	249	243
Construction in progress	242	150
Total property, plant and equipment	3,520	3,602
Less: Accumulated depreciation	(2,224)	(2,297)
Net property, plant and equipment	$1,296	$1,305

Depreciation expense was $142 million, $147 million and $154 million for fiscal 2018, 2017 and 2016, respectively.

Note F. Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During the second quarter of fiscal 2018, the Company recorded impairment charges relating to the goodwill and long-lived assets of the Purification Solutions reporting unit, and an associated deferred tax benefit, in the Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2018
(In millions)
Purification Solutions goodwill impairment charge	$92
Purification Solutions long-lived assets impairment charge	162
Benefit for income taxes	(30)
Impairment charges, after tax	$224

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

Prior to determining the goodwill impairment charge, the Company considered whether the assets of the reporting unit, which is also considered the asset group, were recoverable. As a result of this assessment, the Company recorded an inventory reserve adjustment of $13 million and impairments to long lived assets of $162 million. The adjustment to inventory carrying value was determined based on reassessments of volumes, pricing, and margins described above and was recorded in Cost of sales in the Consolidated Statements of Operations. The impairment analysis to assess if definite-lived intangible assets and property, plant and equipment were recoverable was based on the estimated undiscounted cash flows of the reporting unit, and these cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, the Company recorded impairment charges of $64 million and $98 million, to its definite-lived intangible assets and property, plant and equipment, respectively, in the second quarter of fiscal 2018 based on the lower of the carrying amount or fair value of the long-lived assets.

The Company used the income approach to determine the fair value of the definite-lived intangible assets and the cost approach to determine the fair value of its property, plant and equipment. Cabot will continue to monitor for events or changes in business circumstances that may indicate that the remaining carrying value of the asset group may not be recoverable.

The Company recorded a tax benefit related to the impairment charges of $30 million in the second quarter of fiscal 2018 which was subsequently reduced by $1 million after the impairment charges by tax jurisdiction were finalized.

Note G. Goodwill and Intangible Assets

Cabot had goodwill balances of $93 million and $154 million at September 30, 2018 and September 30, 2017, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended September 30, 2018 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(In millions)
Balance at September 30, 2017	$53	$9	$92	$154
Goodwill acquired (1)	—	33	—	33
Impairment charge (2)	—	—	(92)	(92)
Foreign currency impact	(1)	(1)	—	(2)
Balance at September 30, 2018	$52	$41	$—	$93

(1)	Consists of goodwill acquired in the acquisition of Tech Blend as described in Note C.
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

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Total
	(In millions)
Accumulated impairment losses at September 30, 2017	$—	$—	$(352)	$(352)
Accumulated impairment losses at September 30, 2018	$—	$—	$(444)	$(444)

The following table provides information regarding the Company’s intangible assets:

	September 30, 2018			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives (1)
Developed technologies	$52	$(2)	$50	$49	$(7)	$42
Trademarks	8	—	8	16	(1)	15
Customer relationships	51	(11)	40	94	(14)	80
Total intangible assets	$111	$(13)	$98	$159	$(22)	$137

(1)	Refer to Note F for intangible assets impairment charges recorded in the second fiscal quarter of 2018.

Intangible assets are amortized over their estimated useful lives, which range between twelve and twenty-five years, with a weighted average amortization period of approximately 19 years. Amortization expense for the years ended September 30, 2018, 2017 and 2016 was $7 million, $8 million and $7 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2018	2017
	(In millions)
Accounts payable	$446	$339
Accrued employee compensation	70	51
Other accrued liabilities	97	67
Total	$613	$457

Other long-term liabilities consist of the following:

	September 30
	2018	2017
	(In millions)
Employee benefit plan liabilities	$118	$122
Non-current tax liabilities	19	19
Other accrued liabilities	115	104
Total	$252	$245

Note I. Debt and Other Obligations

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2018	2017
	(In millions)
Variable Rate Debt:
Revolving Credit Facility, expires fiscal 2023	$—	$—
Revolving Credit Facility - Canada, expires fiscal 2021	90	—
Total variable rate debt	90	—
Fixed Rate Debt:
2.55% Notes matured fiscal 2018	—	250
3.7% Notes due fiscal 2022	350	350
3.4% Notes due fiscal 2026	250	250
Medium Term Notes:
Notes due fiscal 2019, 7.42%	30	30
Notes due fiscal 2022, 8.34% — 8.47%	15	15
Notes due fiscal 2028, 6.57% — 7.28%	8	8
Total Medium Term Notes	53	53
Chinese Renminbi Debt, due fiscal 2018, 4.75%	—	5
Chinese Renminbi Debt, due fiscal 2019, 4.35%	4	—
Total fixed rate debt	657	908
Capital lease obligations, due through fiscal 2033	11	13
Unamortized debt issuance costs and debt discount	(4)	(4)
Total debt	754	917
Less current portion of long-term debt	(35)	(256)
Total long-term debt	$719	$661

Revolving Credit Facility, expiring fiscal 2023—The amount available for borrowing under the revolving credit agreement was $751 million as of September 30, 2018. The revolving credit agreement, which matures on October 23, 2022, subsequent to the exercise of the two one-year options to extend the maturity on the first and second anniversaries of the effective date, supports the Company’s commercial paper program. Borrowings may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (consolidated total debt to consolidated EBITDA, as defined in the credit agreement) and events of default customary for financings of this type.

Revolving Credit Facility-Canada expiring fiscal 2021—In September 2018, a Canadian subsidiary entered into a revolving credit agreement with a loan commitment not to exceed $100 million United States dollars. The amount available for borrowing under this revolving credit agreement was $10 million as of September 30, 2018. The revolving credit agreement, which matures on September 24, 2021, subject to the right to request a one-year extension, may be used for working capital, capital expenditures and other general corporate purposes. The revolving credit agreement is guaranteed by Cabot Corporation.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million and $5 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of September 30, 2018 and 2017, respectively.

2.55% Notes matured fiscal 2018—In July 2012, Cabot issued $250 million in registered notes with a coupon of 2.55% that matured on January 15, 2018. These notes were unsecured and paid interest on January 15 and July 15. The net proceeds of this offering were $248 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and was amortized over the life of the notes. The notes were paid in full during the second quarter of fiscal 2018.

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

Medium Term Notes—At both September 30, 2018 and 2017, there were $53 million of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 3 years with a weighted average interest rate of 7.65%.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment and buildings with a recorded value of $11 million and $13 million at September 30, 2018 and 2017, respectively. Cabot will make payments totaling $17 million over the next 15 years, including $6 million of imputed interest. At both September 30, 2018 and 2017, the original cost of capital lease assets was $20 million. At September 30, 2018 and 2017, the associated accumulated depreciation of assets under capital leases was $13 million and $12 million, respectively. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2019 through 2023 and thereafter are as follows:

Years Ending September 30	Principal Payments on Long-Term Debt	Payments on Capital Lease Obligations	Total
	(In millions)
2019	$34	$1	$35
2020	—	2	2
2021	90	2	92
2022	365	2	367
2023	—	2	2
Thereafter	258	8	266
Less: Interest	—	(6)	(6)
Total	$747	$11	$758

Standby letters of credit—At September 30, 2018, the Company had provided standby letters of credit that were outstanding and not drawn totaling $7 million, which expire through fiscal 2019.

Short-term Borrowings

Commercial Paper—The Company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding and the amounts borrowed under the revolving credit facility may not exceed the borrowing capacity of $1 billion under the revolving credit facility. The proceeds from the issuance of the commercial paper have been used for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The revolving credit facility is available to repay the outstanding commercial paper, if necessary.

There was an outstanding balance of commercial paper of $249 million as of September 30, 2018 with a weighted average interest rate of 2.36% and no balance outstanding as of September 30, 2017.

Short-term Notes Payable—The Company had unsecured notes with maturities of less than one year of $7 million at September 30, 2017, with a weighted-average interest rate of 8.1%. There were no short term notes payable as of September 30, 2018.

Redeemable Preferred Stock

In November 2013, the Company purchased all of its joint venture partner’s common stock in the former NHUMO, S.A. de C.V. (“NHUMO”) joint venture. At the close of the transaction, NHUMO issued redeemable preferred stock to the joint venture partner with a repurchase value of $25 million and a fixed dividend rate of 6% per annum. In November 2018, the Company repurchased the preferred stock for $25 million and paid a final dividend payment of approximately $1.4 million. The preferred stock was accounted for as a financing obligation and has been separately presented in the Consolidated Balance Sheets as a current liability as of September 30, 2018 and as a long-term liability as of September 30, 2017.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2018 or 2017.

At both September 30, 2018 and 2017, Cabot had derivatives relating to foreign currency risks carried at fair value. At September 30, 2018 and 2017, the fair value of these derivatives was a net liability of $18 million and $13 million, respectively, and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At September 30, 2018 and 2017, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $12 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At both September 30, 2018 and 2017, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $0.75 billion and $0.74 billion, respectively, as of September 30, 2018 and $0.91 billion and $0.94 billion, respectively, as of September 30, 2017. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2018.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both September 30, 2018 and 2017, there were no derivatives held to manage interest rate risk.

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

The following table provides details of the derivatives held as of September 30, 2018 and 2017 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2018	September 30, 2017	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts(1)	N/A	USD 18 million	USD 5 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in the Indonesian rupiah and Czech koruna.

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

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in AOCI while changes in the ineffective portion are reported in earnings. Effectiveness is assessed based on the hypothetical derivative method. The gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. Effective October 1, 2017, the Company elected to de-designate its existing net investment hedge instruments in which hedge effectiveness was assessed using the method based on changes in forward exchange rates and re-designate them to use the method based on changes in spot exchange rates.

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. During fiscal 2018 and fiscal 2017, the Company received net cash interest of $3 million and $4 million, respectively. As of September 30, 2018, the fair value of these swaps was a net liability of $18 million and was included in Prepaid expenses and other current assets and Other liabilities, and the cumulative loss of $14 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2017, the fair value of these swaps was a net liability of $13 million and was included in Prepaid expenses and other current assets and Other liabilities, and the cumulative loss of $9 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Years Ended September 30
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Description	Gain/(Loss) Recognized in AOCI			(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations			(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps (1)	$(2)	$(10)	$1	$(5)	$—	$—	$2	$—	$—

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

At both September 30, 2018 and 2017, the fair value of derivative instruments not designated as hedges were immaterial. At September 30, 2018 and 2017, these instruments were presented in Accounts payable and accrued liabilities and Prepaid expenses and other current assets, respectively, on the Consolidated Balance Sheets.

Note L. Hyperinflationary Economies

Argentina

Cabot owns 100% of a carbon black operating entity in Argentina. Due to recent negative economic trends in Argentina, including multiple periods of increasing inflation rates, devaluation of the Argentine peso, and increasing borrowing rates locally, the cumulative three-year inflation rate for the country exceeds 100%, and is expected to exceed 100% for the foreseeable future. Therefore, effective July 1, 2018, the operating entity was considered to be functioning in a highly inflationary economy and began using Cabot’s reporting currency, the U.S. dollar, as its functional currency. There was no financial statement impact at the date of conversion due to the change in functional currency. Going forward, all impacts of foreign exchange changes between the reporting currency and Argentine peso will be reflected in earnings in the accompanying Consolidated Statements of Operations.

The Company’s income from operations is not expected to be significantly impacted from this change since the operating entity’s sales and a portion of its raw material purchases were already denominated in U.S. dollars. The operating entity’s net revenue represented approximately 2% of Cabot’s total net revenue for the year ended September 30, 2018.

The operating entity’s monetary and non-monetary assets and liabilities held in local currency consist primarily of cash and cash equivalents, inventories, property, plant and equipment and accounts payable and accrued liabilities, which make up less than 2% of Cabot’s total assets and total liabilities as of September 30, 2018. Changes in the Argentine peso exchange rate will result in foreign currency exchange gains or losses on the operating entity’s peso-denominated monetary assets and liabilities. Subsequent to the conversion, the Company recorded a $3 million net gain within Other (income) expense in the Consolidated Statements of Operations for the year ended September 30, 2018, which reflects the remeasurement of the operating entity’s net monetary liabilities denominated in Argentine peso using an exchange rate of 39.70 Argentine peso to the U.S. dollar at September 30, 2018.

The Company will continue to monitor the developments in Argentina and their potential impact the operating entity’s operations or carrying value.

Venezuela

Cabot owns 49% of a carbon black operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2018, these subsidiaries carried the operating affiliate investment of $13 million.

During fiscal 2018, 2017 and 2016, the Company received dividends in the amounts of $3 million, $4 million and $2 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The exchange rate made available to the Company as of September 30, 2017 was 3,345 bolivars to the U.S. dollar. During fiscal 2018, the bolivar experienced significant devaluation and reached 172,800 bolivars to the U.S. dollar at the end of July 2018. In August 2018, Venezuela issued the bolivar soberano to replace the existing bolivar in response to hyperinflation. The value of one bolivar soberano is equal to the value of 100,000 bolivars. The exchange rate made available to the Company as of September 30, 2018 was 62 bolivars soberano to the U.S. dollar. Due to a reduced level of export sales in recent periods, the exchange rate devaluation during fiscal 2018 had an immaterial impact on the Company’s results.

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

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $143 million for the U.S. defined benefit plans and $349 million for the foreign plans as of September 30, 2018 and $160 million for the U.S. defined benefit plans and $351 million for the foreign plans as of September 30, 2017.

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Cabot recognized expenses related to these plans of $19 million in fiscal 2018, $18 million in fiscal 2017 and $17 million in fiscal 2016.

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2018		2017		2018		2017
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$160	$376	$175	$400	$33	$20	$37	$20
Service cost	1	9	1	10	—	—	—	—
Interest cost	5	7	4	6	1	1	1	1
Plan participants’ contribution	—	2	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(7)	—	16	—	(1)	—	—
(Gain) Loss from changes in actuarial assumptions and plan experience	(10)	2	(7)	(42)	(2)	—	(2)	(1)
Benefits paid	(7)	(13)	(7)	(12)	(3)	(1)	(3)	—
Settlements or curtailments	(5)	(2)	(5)	(3)	—	—	—	—
Other	(1)	(1)	(1)	(1)	—	—	—	—
Benefit obligation at end of year	$143	$373	$160	$376	$29	$19	$33	$20

	Years Ended September 30
	2018		2017		2018		2017
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$156	$318	$157	$305	$—	$—	$—	$—
Actual return on plan assets	4	17	12	6	—	—	—	—
Employer contribution	1	9	1	9	3	1	3	—
Plan participants’ contribution	—	2	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(7)	—	12	—	—	—	—
Benefits paid	(7)	(13)	(7)	(12)	(3)	(1)	(3)	—
Settlements	(4)	(2)	(6)	(3)	—	—	—	—
Expenses paid from assets	(1)	(1)	(1)	(1)	—	—	—	—
Fair value of plan assets at end of year	$149	$323	$156	$318	$—	$—	$—	$—
Funded status	$6	$(50)	$(4)	$(58)	$(29)	$(19)	$(33)	$(20)
Recognized asset (liability)	$6	$(50)	$(4)	$(58)	$(29)	$(19)	$(33)	$(20)

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	2018		2017		2016
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.2%	2.4%	3.6%	2.4%	3.4%	1.8%
Rate of increase in compensation	N/A	2.7%	N/A	2.7%	N/A	2.8%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	3.6%	2.4%	3.4%	1.8%	4.2%	2.9%
Discount rate - service cost	N/A	2.4%	N/A	1.8%	N/A	2.8%
Discount rate - interest cost	3.0%	2.0%	2.7%	1.5%	3.3%	2.4%
Expected long-term rate of return on plan assets	6.8%	4.9%	6.8%	4.7%	7.5%	5.1%
Rate of increase in compensation	N/A	2.7%	N/A	2.8%	N/A	2.8%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	2018		2017		2016
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.1%	3.2%	3.4%	3.1%	3.0%	2.8%
Initial health care cost trend rate	7.0%	7.0%	7.0%	7.1%	7.0%	6.1%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	3.4%	3.1%	3.0%	2.8%	3.7%	3.9%
Discount rate - service cost	3.1%	3.6%	2.6%	3.2%	3.4%	4.1%
Discount rate - interest cost	2.8%	3.0%	2.4%	2.6%	2.8%	3.7%
Initial health care cost trend rate	7.0%	7.1%	7.0%	6.1%	6.5%	6.8%

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

Amounts recognized in the Consolidated Balance Sheets at September 30, 2018 and 2017 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2018		2017		2018		2017
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Noncurrent assets	$10	$21	$1	$12	$—	$—	$—	$—
Current liabilities	$—	$(1)	$(1)	$(1)	$(3)	$(1)	$(3)	$(1)
Noncurrent liabilities	$(4)	$(70)	$(4)	$(69)	$(26)	$(18)	$(30)	$(19)

Amounts recognized in AOCI at September 30, 2018 and 2017 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2018		2017		2018		2017
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net actuarial (gain) loss	$(1)	$49	$3	$52	$(7)	$4	$(6)	$5
Net prior service credit	—	(1)	—	(1)	(2)	—	(5)	—
Balance in accumulated other comprehensive income (loss), pretax	$(1)	$48	$3	$51	$(9)	$4	$(11)	$5

In fiscal 2019, the Company expects an estimated net loss of $3 million will be amortized from AOCI to net periodic benefit cost. In addition, the Company expects prior service credits of $2 million for other postretirement benefits will be amortized from AOCI to net periodic benefit costs in fiscal 2019.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2019 to 2028:

	Pension Benefits		Postretirement Benefits
Years Ending September 30	U.S.	Foreign	U.S.	Foreign
	(In millions)
2019	$12	$14	$3	$1
2020	$11	$13	$3	$1
2021	$10	$17	$3	$1
2022	$10	$15	$3	$1
2023	$10	$15	$3	$1
2024 - 2028	$48	$88	$11	$4

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be $4 million in fiscal 2019. The Company expects to contribute $8 million to its foreign pension plans in fiscal 2019.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2018		2017		2016		2018		2017		2016
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$9	$1	$10	$1	$8	$—	$—	$—	$—	$—	$—
Interest cost	5	7	4	6	4	8	1	1	1	1	1	1
Expected return on plan assets	(10)	(15)	(9)	(14)	(10)	(14)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(3)	—	(3)	—	(3)	—
Net losses	—	3	—	5	—	3	(1)	—	—	—	—	—
Settlements or Curtailments cost	—	—	—	—	—	1	—	—	—	—	(1)	—
Net periodic (benefit) cost	$(4)	$4	$(4)	$7	$(5)	$6	$(3)	$1	$(2)	$1	$(3)	$1

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows:

	Years Ended September 30
	2018		2017		2016		2018		2017		2016
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net (gains) losses	$(4)	$—	$(9)	$(35)	$7	$31	$(2)	$(1)	$(3)	$(1)	$2	$5
Prior service (credit) cost	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	3	—	3	—	3	—
Amortization of prior unrecognized loss	—	(3)	—	(5)	—	(3)	1	—	—	—	—	—
Other	—	—	—	—	—	(1)	—	—	—	—	1	—
Net changes recognized in Total other comprehensive (income) loss (1)	$(4)	$(3)	$(9)	$(40)	$7	$27	$2	$(1)	$—	$(1)	$6	$5

(1)

The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax provision of $1 million, tax provision of $7 million, and tax benefit of $7 million for fiscal years 2018, 2017, and 2016, respectively.

Curtailments and Settlements of Employee Benefit Plans

In recent years, the Company incurred curtailments and settlements of certain of its employee benefit plans. Associated with these curtailments and settlements, the Company recognized net losses of less than $1 million in each of fiscal 2018, 2017 and 2016.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2018 weighted-average assumed health care cost trend rate is 7.0% for U.S. plans and 7.1 % for foreign plans. A one percentage point change in the 2018 assumed health care cost trend rate would have an immaterial impact to the aggregate of the service and interest cost components of the net periodic postretirement benefit and would have the following effect on the postretirement benefit obligation:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Effect on postretirement benefit obligation	$—	$3	$—	$(3)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2018 and 2017 by asset category, are as follows:

	September 30
	2018		2017
	Pension Assets
	U.S.	Foreign	U.S.	Foreign
Equity securities	40%	39%	48%	39%
Debt securities	60%	53%	5%	53%
Cash and other securities(1)	—%	8%	47%	8%
Total	100%	100%	100%	100%

(1)

Prior to year-end 2017, within the U.S. defined benefit pension plan, the Company transitioned the majority of its fixed income assets held in a mutual fund investment to a separately managed account. This transition process temporarily resulted in a larger percentage of the assets being held in cash or cash equivalents on September 30, 2017.

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plans is 30% in equity and 70% in fixed income and for the foreign plans is 39% in equity, 53% in fixed income, 3% in real estate and 5% in cash and other securities.

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

The fair value of the Company’s pension plan assets at September 30, 2018 and 2017 by asset category is as follows:

	September 30
	2018			2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Cash	$3	$—	$3	$1	$—	$1
Direct investments:
U.S government bonds	17	13	30	—	—	—
U.S. corporate bonds	—	74	74	—	—	—
Total direct investments	17	87	104	—	—	—
Investment funds:
Equity funds(1)	44	126	170	75	124	199
Fixed income funds(2)	—	169	169	8	168	176
Real estate funds(3)	—	9	9	—	9	9
Cash equivalent funds	1	—	1	74	—	74
Total investment funds	45	304	349	157	301	458
Alternative investments:
Insurance contracts(4)	—	16	16	—	15	15
Total alternative investments	—	16	16	—	15	15
Total pension plan assets	$65	$407	$472	$158	$316	$474

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

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The awards made in fiscal 2018, 2017 and 2016 consist of grants of stock options, time-based restricted stock units, and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

Stock-based employee compensation expense was $16 million, $10 million and $10 million, after tax, for fiscal 2018, 2017 and 2016, respectively. The expense recognized in fiscal 2016 includes a $5 million charge recorded in connection with the modification of the outstanding equity awards held by the Company’s former CEO under the terms of his transition and separation agreement with the Company.

The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2018, 2017 and 2016 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Cost of sales	$2	$1	$1
Selling and administrative expenses	19	14	15
Research and technical expenses	1	1	1
Stock-based compensation expense	22	16	17
Income tax benefit	(6)	(6)	(7)
Net stock-based compensation expense	$16	$10	$10

As of September 30, 2018, Cabot has $25 million and $2 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately one year for restricted stock units and options.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2018:

	Stock Options			Restricted Stock Units
	Total Options (4)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2017	1,144	$43.76	$13.40	876	$45.43
Granted	265	$62.20	$15.21	263	$62.18
Performance-based adjustment(2)	—	$—	$—	83	$50.54
Exercised / Vested	(528)	$41.39	$13.61	(195)	$45.81
Cancelled / Forfeited	—	$—	$—	(42)	$47.54
Outstanding at September 30, 2018	881	$50.73	$13.82	985	$50.16
Exercisable at September 30, 2018	334	$44.61
Vested and expected to vest(3)	854	$50.52

(1)

The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)

Represents the net incremental number of shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for fiscal 2018.

(3)	Stock options vested and expected to vest in the future, net of estimated forfeitures, have a weighted average remaining contractual life of 7.36 years.
(4)	Unvested stock options were approximately 546,000 and 490,000 at September 30, 2018 and 2017 and their weighted average grant date fair values were $54.48 and $46.68, respectively.

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2018:

	Total Options Outstanding	Exercisable Options	Vested and Expected to Vest
Aggregate Intrinsic Value (in millions of dollars)	$11	$6	$10
Weighted Average Remaining Contractual Term (in years)	7.20	6.17	7.36

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $62.72 on September 30, 2018, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

The intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $11 million, $16 million and $8 million, respectively, and the Company received cash of $22 million, $21 million and $8 million, respectively, from these exercises. In fiscal 2018, the Company recognized a tax benefit of $1 million related to the fiscal 2018 stock option exercises which is included in (Provision) benefit for income taxes within the Consolidated Statement of Operations. Prior to the Company’s adoption of the new accounting standard for stock compensation in fiscal 2018, which is discussed in detail in Note B, tax benefits associated with stock option exercises were included in APIC.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2018, 2017 and 2016 was $15.21, $12.76, and $11.12 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2018	2017	2016
Expected stock price volatility	28%	32%	33%
Risk free interest rate	2.2%	1.8%	2.0%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.26	$1.20	$1.20

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2018, 2017 and 2016 was $62.18, $51.03, and $40.51, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vesting) that vested during fiscal 2018, 2017 and 2016 was $12 million, $7 million and $15 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees when the retirement plan limits established under the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 116,000 and 109,000 shares of Cabot common stock as of September 30, 2018 and 2017, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million and $2 million as of September 30, 2018 and 2017, respectively, is reflected in other long-term liabilities and marked-to-market quarterly.

Note O. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Cost of sales	$(31)	$2	$33
Selling and administrative expenses	1	1	9
Research and development expenses	—	—	5
Total	$(30)	$3	$47

Details of all restructuring activities and the related reserves for fiscal 2016, 2017, and 2018 were as follows:

	Severance and Employee Benefits	Environmental Remediation and Decommissioning Activities	Non-Cash Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(In millions)
Reserve at September 30, 2015	$5	$2	$—	$—	$2	$9
Charges (gain)	28	—	23	(9)	5	47
Costs charged against assets	—	—	(23)	(7)	—	(30)
Cash (paid) received	(30)	—	—	16	(7)	(21)
Foreign currency translation adjustment	—	—	—	—	—	—
Reserve at September 30, 2016	3	2	—	—	—	5
Charges (gain)	1	1	—	—	1	3
Costs charged against liabilities	—	—	—	—	1	1
Cash paid	(3)	(1)	—	—	(2)	(6)
Foreign currency translation adjustment	—	—	—	—	—	—
Reserve at September 30, 2017	1	2	—	—	—	3
Charges (gain)	2	3	1	(38)	2	(30)
Costs charged against assets	—	—	(1)	(1)	—	(2)
Cash (paid) received	(2)	(1)	—	39	(2)	34
Foreign currency translation adjustment	—	—	—	—	—	—
Reserve at September 30, 2018	$1	$4	$—	$—	$—	$5

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Sale of Land Rights in Thane, India

During fiscal 2018, Cabot entered into a binding memorandum of understanding to sell its land rights in Thane, India for approximately $28 million. The Company received a deposit of $3 million in cash in the first quarter of fiscal 2016, an additional deposit of $3 million in cash in the third quarter of fiscal 2018, and the final balance of $22 million was received on September 14, 2018. Based on the execution of the binding agreement and non-refundable receipt of cash, the Company has no further substantial obligations regarding this property and has recorded the pre-tax gain on sale of $28 million to Cost of sales in the Consolidated Statements of Operations in September 2018.

Marshall, Texas Plan

In October 2017, Cabot indefinitely idled three of the seven production units at its activated carbon manufacturing facility in Marshall, Texas. The decision, affecting approximately 40 local employees, was driven by the need to better match the business’ production capacity and cost structure with the current demand for powdered activated carbon in North America. Total costs recorded in fiscal 2018 related to this plan were approximately $1 million, comprised of approximately $1 million of non-cash accelerated depreciation costs and less than $1 million of severance costs. No further charges are anticipated related to this plan.

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations. Cabot’s plan resulted in the termination of employment for approximately 300 employees across the Company’s global locations.

Most of the charges and cash outlays related to this plan were recorded in fiscal 2016 when approximately $29 million of charges were recorded. The Company has recorded additional pre-tax cash charges of approximately $1 million for each of fiscal 2018 and fiscal 2017 related to these actions and expects to incur charges related to the plan of less than $1 million in fiscal 2019. The charges recorded in all periods are comprised of severance, employee benefits and other transition costs.

As of September 30, 2018, Cabot has less than $1 million of accrued severance and other charges in the Consolidated Balance Sheets related to these actions.

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

The Company completed the sale of the land in Merak on which the facility was located in the second quarter of fiscal 2018 for cash consideration totaling approximately $13 million resulting in a net pre-tax gain of approximately $11 million recorded to Cost of sales in the Company’s Consolidated Statements of Operations. The Company recorded net charges of less than $1 million in fiscal 2018, primarily for site clearing and demolition costs related to the Merak closure. The Company recorded net charges of less than $1 million in fiscal 2017 of transition related costs at the site and recorded $25 million pre-tax charges in fiscal 2016 comprised of $22 million of non-cash asset impairments and accelerated depreciation and $3 million of severance and other transition costs.

As of September 30, 2018, Cabot has less than $1 million of accrued costs in the Consolidated Balance Sheets related to the Merak facility closure.

Other Actions

In previous years, the Company has entered into other various restructuring actions that have been substantially completed, other than environmental remediation activities in Berre, France and Port Dickson, Malaysia. In fiscal 2018 Cabot recorded pre-tax charges of approximately $3 million for outstanding decommissioning activities in Port Dickson, Malaysia that is expected to be paid in fiscal 2019. As of September 30, 2018, Cabot has approximately $4 million of combined accrued environmental costs in the Consolidated Balance Sheets related to both the Berre and Port Dickson sites.

Additionally, Cabot recorded approximately $1 million of severance charges in fiscal 2018, nearly all of which has been paid.

Note P. Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI, net of tax, are as follows for fiscal 2017 and 2018:

	Currency Translation Adjustment	Unrealized Gains on Investment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at September 30, 2016 attributable to Cabot Corporation	$(227)	$2	$(100)	$(325)
Other comprehensive income (loss)	25	—	41	66
Amounts reclassified from AOCI	—	—	2	2
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	—	2
Balance at September 30, 2017 attributable to Cabot Corporation	(204)	2	(57)	(259)
Other comprehensive income (loss) before reclassifications	(64)	(1)	6	(59)
Amounts reclassified from AOCI	(2)	—	(1)	(3)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	—	(4)
Balance at September 30, 2018 attributable to Cabot Corporation	$(266)	$1	$(52)	$(317)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for the fiscal years ended September 30, 2018, 2017 and 2016 are as follows:

	Affected Line Item in the Consolidated	Years Ended September 30
	Statements of Operations	2018	2017	2016
		(In Millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(5)	$—	$—
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	2	—	—
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses (gains)	Net Periodic Benefit Cost - see Note M for details	2	5	3
Amortization of prior service (credit) cost	Net Periodic Benefit Cost - see Note M for details	(3)	(3)	(3)
Total before tax		(4)	2	—
Tax impact	Provision (benefit) for income taxes	1	—	—
Total after tax		$(3)	$2	$—

Note Q. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (“EPS”) computations:

	Years Ended September 30
	2018	2017	2016
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$(113)	$248	$147
Less: Dividends and dividend equivalents to participating securities	1	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	2	1
Earnings (loss) allocated to common shareholders (numerator)	$(114)	$246	$146

Weighted average common shares and participating securities outstanding	62.4	62.8	62.9
Less: Participating securities(1)	0.7	0.5	0.5
Adjusted weighted average common shares (denominator)	61.7	62.3	62.4

Per share amounts—basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$(1.85)	$3.94	$2.32
Income (loss) from discontinued operations	—	—	0.02
Net income (loss) attributable to Cabot Corporation	$(1.85)	$3.94	$2.34
Diluted EPS:
Earnings (loss) allocated to common shareholders	$(114)	$246	$146
Plus: Earnings (loss) allocated to participating securities	—	2	1
Less: Adjusted earnings allocated to participating securities(2)	—	2	1
Earnings (loss) available to common shares (numerator)	$(114)	$246	$146

Adjusted weighted average common shares outstanding	61.7	62.3	62.4
Effect of dilutive securities:
Common shares issuable(3)	—	0.4	0.5
Adjusted weighted average common shares (denominator)	61.7	62.7	62.9

Per share amounts—diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$(1.85)	$3.91	$2.30
Income (loss) from discontinued operations	—	—	0.02
Net income (loss) attributable to Cabot Corporation	$(1.85)	$3.91	$2.32

(1)

Participating securities consist of shares underlying outstanding and achieved performance-based restricted stock units issued during and after fiscal 2017 and all unvested time-based restricted stock units. The holders of these units are entitled to receive dividend equivalents payable in cash to the extent dividends are paid on the Company’s outstanding common stock and equal in value to the dividends that would have been paid in respect of the shares underlying such units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$(113)	$248	$147
Less: Dividends declared on common stock	79	77	65
Less: Dividends and dividend equivalents to participating securities	1	—	—
Undistributed earnings (loss)	$(193)	$171	$82
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$(193)	$169	$81
Undistributed earnings allocated to participating securities	—	2	1
Undistributed earnings (loss)	$(193)	$171	$82

(2)	Undistributed earnings (loss) are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s SERP 401(k) Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued before fiscal 2017 under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2018, 2017 and 2016, respectively, 229,220, 179,052 and 634,168 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note R. Income Taxes

Income from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Domestic	$(229)	$(8)	$(29)
Foreign	346	307	220
Income from continuing operations before income taxes and equity in earnings of affiliated companies	$117	$299	$191

Tax provision (benefit) for income taxes consisted of the following:

	Years Ended September 30
	2018	2017	2016
	(In millions)
U.S. federal and state:
Current	$14	$5	$7
Deferred	114	(26)	(34)
Total	128	(21)	(27)
Foreign:
Current	88	59	62
Deferred	(23)	(5)	(2)
Total	65	54	60
Provision (benefit) for income taxes	$193	$33	$33

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Computed tax expense at the federal statutory rate	$29	$105	$67
Foreign income:
Impact of taxation at different rates, repatriation, losses and other	6	(75)	(37)
Impact of increase (decrease) in valuation allowance on deferred taxes	(16)	(7)	7
Impact of foreign losses for which a current tax benefit is not available	—	1	—
Impact of non-deductible net currency losses	2	—	2
Impact of the Tax Cuts and Jobs Act of 2017	159	—	—
U.S. and state benefits from research and experimentation activities	(2)	(2)	(2)
Provision (settlement) of unrecognized tax benefits	1	7	1
Benefit from prior currency loss	—	—	(3)
Impact of goodwill impairment charge	18	—	—
Permanent differences, net	(1)	5	—
State taxes, net of federal effect	(3)	(1)	(2)
Provision (benefit) for income taxes	$193	$33	$33

In the fiscal 2018 tax provision, Cabot recorded $120 million of net discrete tax expense, composed of $159 million net tax impact of the Act and $3 million tax expense upon the sale of assets, offset by net tax benefits of $29 million related to impairment and $15 million from a change in valuation allowance on a beginning of year tax balance, and net tax charge of $2 million related to other miscellaneous tax items.

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

In the fiscal 2016 tax provision, Cabot recorded less than $1 million of net discrete tax expense composed of charges of $5 million for valuation allowances on beginning of the year tax balances, partially offset by benefits of $3 million for a currency loss and $1 million each for the renewal of the U.S. research and experimentation credit and net tax settlements.

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting the Company, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime, the Company’s future earnings could be negatively impacted by certain other aspects of the new legislation, including in particular, immediate U.S. taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. In transitioning to this new full participation exemption regime for foreign earnings, Cabot is also subject to a one-time tax on the deemed repatriation of certain foreign earnings. A discussion of key relevant provisions of the Act and the Company’s assessment of the impact of such provisions on its consolidated financial statements is set forth below.

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

Due to various uncertainties as described below, and with the exception of the U.S. deferred tax impact of the rate change under the Act, the Company has not completed its accounting for certain other tax impacts of the Act. However, as provided in SAB 118, reasonable estimates, including any adjustments to the estimates made during the first three quarters of fiscal 2018, have been made and recorded as provisional amounts in its financial results for the fourth quarter of fiscal 2018. A discussion of the material impacts of tax law changes under the Act and the accounting for these changes follows:

•Revaluation of Deferred Tax Assets: Due to the Company’s September 30 fiscal year-end, the reduction in the corporate tax rate to 21% effective January 1, 2018 applies on a pro-rata basis for fiscal 2018, resulting in a U.S. federal statutory tax rate of 24.53% for the fiscal year. The reduction requires the Company to revalue its deferred tax assets and liabilities to account for the future financial impact of these amounts.

As of September 30, 2018, the accounting for this item was complete. For the three and twelve months ended September 30, 2018, the Company has recorded a tax benefit of $4 million and expense of $13 million, respectively, related to the impact of the rate change on deferred tax balances. The adjustment to the amount recorded during the three months ended September 30, 2018 was primarily associated with the true-up of deferred tax assets and liabilities upon the filing of the U.S. income tax return for fiscal 2017.

•Deemed Repatriation: In general, the Act provides that U.S. shareholders of a “specified foreign corporation”, as defined in the Act, must include in U.S. taxable income its pro-rata share of certain undistributed and previously untaxed post-1986 foreign earnings and profits (“E&P”). The amount of E&P taken into account is the amount determined either as of November 2, 2017 or December 31, 2017, whichever is greater. This inclusion is offset by a deduction that results in an effective U.S. federal income tax rate of either 15.5% or 8%. The 15.5% rate applies to the “aggregate cash position”, as defined in the Act, of the specified foreign corporations and the 8% rate applies to the extent that the income inclusion exceeds the aggregate cash position. The aggregate cash position is determined as the cash position either as of September 30, 2018, or the average of September 30, 2016 and September 30, 2017, whichever is greater. Finally, the U.S. cash tax impact of the deemed repatriation inclusion may be offset by the utilization of foreign tax credits, which are pro-rated to reflect the deduction described above.

As of September 30, 2018, the accounting for this item is incomplete. Significant additional information will need to be obtained and analyzed in order to complete the accounting for this item. This includes: (1) the determination of the full fiscal 2018 E&P and foreign tax credits of the specified foreign corporations; (2) clarification of the state income tax impact of the repatriation, including guidance from states in which Cabot has a taxable presence on the extent to which the state will conform with the provisions of the Act, as well as determination of the apportionment of the Company’s income for the full fiscal year 2018; and (3) further guidance from the U.S. Treasury Department on the interpretation and application of the rules.

In the absence of such additional information, Cabot has made a reasonable estimate of the financial impact of this item. For the three and twelve months ended September 30, 2018, the Company recorded a provisional benefit of $6 million and a provisional expense of $138 million, respectively, for deemed repatriation. This amount is expected to be a fully non-cash charge due to the Company’s existing tax attributes.

•Deferred Tax Liability on Unremitted Earnings: In addition to the deemed repatriation of foreign earnings, going forward, the Act effectively establishes a participation exemption system of taxation that, in general, provides a 100% deduction for dividends from specified foreign corporations. However, the Company is still required to provide non-U.S. withholding taxes, as well as other potential tax impacts, on undistributed earnings of non-U.S. subsidiaries that it does not consider to be indefinitely reinvested.

As of September 30, 2018, the accounting for this item is incomplete. Additional information necessary to complete the accounting includes: (1) the finalization of U.S. previously taxed income resulting from the deemed repatriation of foreign earnings; (2) clarification of the state income tax impact of unremitted earnings that are not indefinitely reinvested, and (3) further guidance from the U.S. Treasury Department on the interpretation and application of the rules related to deemed repatriation.

For the three and twelve months ended September 30, 2018, the Company recorded a provisional benefit of $16 million and provisional expense of $8 million, respectively, for this item.

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

Accounting for the Global Intangible Low-Taxed Income Tax

Under the Act, Cabot may be subject to a tax on GILTI in future years. In general, GILTI is a 10.5% tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. This tax is effective for taxable years beginning after December 31, 2017. The Company has adopted an accounting policy to recognize these temporary differences as period costs if and when incurred.

Other Material Provisions of the Act Effective in Future Periods

The Act also contains a number of other provisions that may have a material financial impact on the Company in the future. These include base erosion anti-abuse tax, foreign derived intangible income and the interest expense limitation under Internal Revenue Code section 163(j). These tax law changes apply only to tax years beginning after December 31, 2017. Therefore, the Company did not record any amounts related to these items in its fiscal 2018 financial results; however, the impact of these provisions will be accounted for in the Company’s fiscal 2019 financial results.

Significant components of deferred income taxes were as follows:

	September 30
	2018	2017
	(In millions)
Deferred tax assets:
Deferred expenses	$17	$22
Intangible assets	23	43
Inventory	4	1
Other	4	14
Pension and other benefits	45	59
Net operating loss carry-forwards	146	149
Foreign tax credit carry-forwards	12	132
R&D credit carry-forwards	41	38
Other business credit carry-forwards	39	37
Subtotal	331	495
Valuation allowance	(169)	(168)
Total deferred tax assets	$162	$327

	September 30
	2018	2017
	(In millions)
Deferred tax liabilities:
Property, plant and equipment	$(56)	$(116)
Unremitted earnings of non-U.S. subsidiaries	(14)	(12)
Total deferred tax liabilities	$(70)	$(128)

Approximately $768 million of net operating loss carryforwards (“NOLs”) and $98 million of other tax credit carryforwards remain at September 30, 2018. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

Years Ending September 30	NOLs	Credits
	(In millions)
2019 - 2025	$282	$15
2026 and thereafter	162	67
Indefinite carry-forwards	324	16
Total	$768	$98

As of September 30, 2018, provisions have not been made for non-U.S. withholding taxes or other applicable taxes on approximately $917 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to non-U.S. withholding taxes and other applicable taxes if they were remitted to the U.S.

As of September 30, 2018, net deferred tax assets of $99 million are in the U.S. Management believes that the Company’s history of generating domestic profits, defined as U.S. income from continuing operations adjusted for U.S. permanent differences, provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. Realization of deferred tax assets is dependent upon future taxable income generated over an extended period of time.

As of September 30, 2018, the Company needs to generate approximately $472 million in cumulative future U.S. taxable income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the realization of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2018 and 2017 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance increased by $1 million in 2018 due to net reductions in value of certain pre-existing and acquired future tax benefits and net operating losses generated that are included in deferred tax assets. The valuation allowance decreased by $9 million in 2017 due to net increases in the value of certain future tax benefits and net operating losses generated that are included in deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2018, the total amount of unrecognized tax benefits was $37 million, of which $26 million was recorded in the Company’s Consolidated Balance Sheets and $11 million of deferred tax assets, principally related to state net operating loss carry-forwards, have not been recorded. In addition, accruals of $1 million and $9 million have been recorded for penalties and interest, respectively, as of September 30, 2018, and $1 million and $8 million, respectively, as of September 30, 2017. Total penalties and interest recorded in the tax provision in the Consolidated Statements of Operations was $2 million in each of the years ended September 30, 2018, 2017 and 2016. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $35 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2018, 2017 and 2016 is as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Balance at beginning of the year	$36	$30	$30
Additions based on tax provisions related to the current year	2	2	2
Additions for tax positions of prior years	1	8	5
Reductions of tax provisions of prior years	—	(1)	(3)
Reductions related to settlements	—	(2)	—
Reductions from lapse of statute of limitations	(2)	(1)	(4)
Balance at end of the year	$37	$36	$30

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2016 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2016 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2016 remain subject to examination by their respective tax authorities. As of September 30, 2018, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Note S. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease incentives are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2018, 2017 and 2016 totaled $32 million, $33 million and $31 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

Years Ending September 30	(In millions)
2019	$22
2020	13
2021	10
2022	9
2023	9
2024 and thereafter	69
Total future minimum rental commitments	$132

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2018, 2017 and 2016 are as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Reinforcement Materials	$375	$281	$193
Performance Chemicals	55	43	68
Purification Solutions	11	7	7
Specialty Fluids	—	—	—
Total	$441	$331	$268

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $156 million, $116 million and $92 million during fiscal 2018, 2017 and 2016, respectively, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2018 and 2017, were $8 million and $12 million, respectively.

For these purchase commitments, the amounts included in the table below are based on market prices as of September 30, 2018 which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Reinforcement Materials	$361	$234	$142	$138	$131	$1,703	$2,709
Performance Chemicals	70	58	57	57	33	465	740
Purification Solutions	8	5	1	—	—	—	14
Specialty Fluids	15	—	—	—	—	—	15
Total	$454	$297	$200	$195	$164	$2,168	$3,478

The Company has also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $14 million as of September 30, 2018, the majority of which is expected to be paid within the next 5 years.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides stop-loss protection. The self-insured liability in fiscal 2018 for third-party liabilities was $500,000 per accident for auto, $2 million per occurrence for all other, $1 million per accident for U.S. workers’ compensation, and the retention for medical costs in the United States is at most $250,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2018 and 2017, Cabot had $15 million and $12 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. In fiscal 2018 and 2017, there was $12 million and $2 million, respectively, in Accounts payable and accrued liabilities in the Consolidated Balance Sheets for environmental matters. In fiscal 2018 and 2017, there was $3 million and $10 million, respectively in Other liabilities in the Consolidated Balance Sheets for environmental matters. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were $6 million in fiscal 2018 and less than $1 million in each of fiscal 2017 and fiscal 2016, which are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $3 million in fiscal 2018 and $2 million in each of fiscal 2017 and fiscal 2016. The Company anticipates that expenditures related to these environmental matters will be made over a number of years, and will not be concentrated in any one year, with the exception of fiscal 2019, when the Company expects to incur approximately $12 million, classified as current and included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, to perform additional environmental remediation activities at one of its former manufacturing sites.

The operation and maintenance component of the $15 million reserve for environmental matters was $3 million at September 30, 2018.

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

As of September 30, 2018 and 2017, there were approximately 35,000 and 37,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Nathan Associates, Inc. (“Nathan”), a leading consulting firm in the field of tort liability valuation. The methodology used by Nathan addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, Nathan estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, Nathan then estimates the value of the share of these liabilities that reflect Cabot’s period of direct manufacture and Cabot’s contractual obligations. During the three months ended September 30, 2018, Nathan updated this estimate. Based on the Nathan estimates, as of September 30, 2018, the Company increased its reserve for Cabot’s estimated share of the liability for pending and future respirator claims and recorded a charge of $10 million, which is included in Selling and administrative expenses in the Consolidated Statements of Operations. This increase reflects higher costs of defending and resolving these claims. Based on these estimates, as of September 30, 2018 and 2017, the Company had $25 million and $18 million, respectively, reserved for its estimated share of liability for pending and future respirator claims. The Company recorded a charge of $13 million related to the respirator liability in fiscal 2016, which was included in Selling and administrative expenses in the Consolidated Statements of Operations. No charge related to the respirator liability was recorded in fiscal 2017. The Company made payments related to its respirator liability of $3 million in each of fiscal 2018, 2017 and 2016.

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

The Performance Chemicals segment combines the specialty carbons, specialty compounds and inkjet colorants businesses into the Specialty Carbons and Formulations business, and combines the fumed metal oxides and aerogel businesses into the Metal Oxides business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment.

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

Performance Chemicals

Performance Chemicals is composed of two businesses: (i) the Company’s Specialty Carbons and Formulations business, which manufactures and sells specialty grades of carbon black, specialty compounds and inkjet colorants and inks, and (ii) its Metal Oxides business, which manufactures and sells fumed silica, fumed alumina and dispersions thereof and aerogel. In Performance Chemicals, the Company designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, energy, inkjet printing, electronics, and consumer products sectors. The net sales from each of these businesses for fiscal 2018, 2017 and 2016 are as follows:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Specialty Carbons and Formulations	$731	$623	$578
Metal Oxides	297	285	287
Total Performance Chemicals	$1,028	$908	$865

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

Cesium formate brines are used as a drilling and completion fluid primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with the testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products.

Fine cesium chemicals are used across a wide range of industries and applications that include catalysts, doping agents and brazing fluxes. Fine cesium chemicals enable process performance benefits and yield improvements, and help prevent or mitigate pollution in the applications they serve.

Financial information by reportable segment is as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(In millions)
2018
Revenues from external customers(2)	$1,774	$1,028	$279	$45	$3,126	$116	$3,242
Depreciation and amortization	$70	$48	$32	$2	$152	$(3)	$149
Equity in earnings of affiliated companies	$1	$—	$6	$—	$7	$(5)	$2
Income (loss) from continuing operations before income taxes(3)	$279	$200	$(7)	$8	$480	$(363)	$117
Assets(4)	$1,319	$919	$460	$178	$2,876	$368	$3,244
Total expenditures for additions to long-lived assets(5)	$97	$94	$16	$17	$224	$5	$229
2017
Revenues from external customers(2)	$1,381	$908	$281	$41	$2,611	$106	$2,717
Depreciation and amortization	$69	$46	$39	$2	$156	$(1)	$155
Equity in earnings of affiliated companies	$6	$—	$6	$—	$12	$(5)	$7
Income (loss) from continuing operations before income taxes(3)	$193	$201	$6	$9	$409	$(110)	$299
Assets(4)	$1,189	$708	$741	$140	$2,778	$560	$3,338
Total expenditures for additions to long-lived assets(5)	$68	$47	$19	$5	$139	$8	$147
2016
Revenues from external customers(2)	$1,108	$865	$290	$47	$2,310	$101	$2,411
Depreciation and amortization	$74	$48	$39	$3	$164	$(3)	$161
Equity in earnings of affiliated companies	$—	$1	$7	$—	$8	$(5)	$3
Income (loss) from continuing operations before income taxes(3)	$137	$225	$(5)	$13	$370	$(179)	$191
Assets(4)	$1,093	$629	$736	$139	$2,597	$455	$3,052
Total expenditures for additions to long-lived assets(5)	$46	$33	$30	$1	$110	$2	$112

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

	Years Ended September 30
	2018	2017	2016
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable	$11	$11	$13
Shipping and handling fees	105	95	88
Total	$116	$106	$101

(3)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Total Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2018	2017	2016
	(In millions)
Interest expense	$(54)	$(53)	$(54)
Certain items:(a)
Impairment of goodwill and long-lived assets of Purification Solutions (Note F)	(254)	—	—
Global restructuring activities (Note O)	30	(3)	(47)
Legal and environmental matters and reserves	(16)	1	(17)
Inventory reserve adjustment (Note D)	(13)	—	—
Gains (losses) on sale of investments	10	—	—
Acquisition and integration-related charges	(2)	—	—
Executive transition costs	(2)	—	(6)
Non-recurring gain (loss) on foreign exchange	—	—	(11)
Other certain items	(1)	(1)	—
Total certain items, pre-tax	(248)	(3)	(81)
Unallocated corporate costs(b)	(61)	(50)	(45)
General unallocated income (expense)(c)	2	3	4
Less: Equity in earnings of affiliated companies, net of tax(d)	2	7	3
Total	$(363)	$(110)	$(179)

(a)Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT.

(b)Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(c)General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest income, dividend income, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of a contractual joint venture in Purification Solutions Segment EBIT. Fiscal 2017 and fiscal 2016 amounts have been recast to reflect the retrospective application of the Company’s election to change its inventory valuation method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method, which resulted in General unallocated income (expense) increasing by $11 million and decreasing by $3 million, respectively, for the years ended September 30, 2017 and 2016.

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

Geographic Information

Sales are attributed to the U.S. and to all foreign countries based on the location from which the sale originated. Revenues from external customers and long-lived assets attributable to an individual country, other than the U.S. and China, were not material for disclosure.

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

Years Ended September 30	U.S.	China	Other Foreign Countries	Consolidated Total
	(In millions)
2018
Revenues from external customers	$676	$752	$1,814	$3,242
Net property, plant and equipment	$493	$270	$533	$1,296
2017
Revenues from external customers	$645	$573	$1,499	$2,717
Net property, plant and equipment	$493	$261	$551	$1,305
2016
Revenues from external customers	$605	$482	$1,324	$2,411
Net property, plant and equipment	$490	$266	$534	$1,290

Note U. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2018 and 2017 are summarized below:

	Quarters Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2017	2018	2018	2018	2018
	(In millions, except per share amounts)
Net sales and other operating revenues	$720	$818	$854	$850	$3,242
Gross profit	$178	$190	$200	$213	$781
Net income (loss)	$(112)	$(163)	$99	$102	$(74)
Net income (loss) attributable to Cabot Corporation	$(122)	$(173)	$88	$94	$(113)
Earnings per common share—basic	$(1.98)	$(2.80)	$1.41	$1.51	$(1.85)
Earnings per common share—diluted	$(1.98)	$(2.80)	$1.40	$1.51	$(1.85)

During the fourth quarter of fiscal 2018, Cabot recorded a pre-tax gain of $28 million on the sale of its land rights in Thane, India as discussed further in Note O. In addition, the tax benefit for the quarter includes a $19 million net benefit from discrete tax items primarily related to a revision of the estimate of the impact of the recent U.S. tax reform as discussed further in Note R.

	Quarters Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2016	2017	2017	2017	2017
	(In millions, except per share amounts)
Net sales and other operating revenues	$611	$678	$705	$723	$2,717
Gross profit	$159	$169	$161	$174	$663
Net income (loss)	$59	$80	$55	$79	$273
Net income (loss) attributable to Cabot Corporation	$55	$74	$47	$72	$248
Earnings per common share—basic	$0.87	$1.19	$0.73	$1.15	$3.94
Earnings per common share—diluted	$0.86	$1.19	$0.73	$1.13	$3.91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cabot Corporation

Boston, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the financial statements, the Company has elected to change its method of accounting for its U.S. carbon black inventories from the last-in, first-out method to the first-in, first-out method in the first quarter of 2018, and applied the change retrospectively to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 21, 2018

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cabot Corporation

Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 21, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change of method of accounting for its U.S. carbon black inventories from the last-in, first-out method to the first-in, first-out method.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at 8755329 Canada Inc. (“Tech Blend”), which was acquired in November of 2017 and whose financial statements reflect total assets and revenues constituting 2% and 1%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at Tech Blend.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 21, 2018

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on that evaluation, Cabot’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2018 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded from its assessment the internal control over financial reporting at 8755329 Canada Inc. (“Tech Blend”), which was acquired in November 2017 and whose financial statements reflect total assets and revenues constituting 2% and 1%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2018. Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2018.

Cabot’s internal control over financial reporting as of September 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item will be included in our Proxy Statement and is incorporated herein by reference.

The following table provides information as of September 30, 2018 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2017 Long-Term Incentive Plan and the 2015 Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	1,978,014	$50.73	4,936,877
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 880,705 shares issuable upon exercise of outstanding stock options, (ii) 489,463 shares issuable upon vesting of time-based restricted stock units, (iii) 383,458 shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the fiscal 2016 awards, the first two years within the three-year performance period of the fiscal 2017 awards, and the first year within the three-year performance period of the fiscal 2018 awards; and (iv) 224,388 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2017 awards and years two and three of the 2018 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 112,194 shares would be issuable for year three of the 2017 awards and years two and three of the 2018 awards.

(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units which do not have an exercise price.
(3)

Of these shares, (i) 4,643,568 shares remain available for future issuance under our 2017 Long-Term Incentive Plan, and (ii) 293,309 remain available for future issuance under our 2015 Directors’ Stock Compensation Plan.

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

4(a)(i)

Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”). (incorporated herein by reference to Exhibit 4(a)(i) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017, file reference 1-5667, filed with the SEC on November 22, 2017).

4(a)(ii)

First Supplemental Indenture, dated as of June 17, 1992, to the Indenture. (incorporated herein by reference to Exhibit 4(a)(ii) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017, file reference 1-5667, filed with the SEC on November 22, 2017).

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

Exhibit Number	Description

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

10(a)(i)

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

10(a)(ii)

Extension Agreement dated October 6, 2017 to the Credit Agreement dated October 23, 2015, among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities U.S., Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017, file reference 1-5667, filed with the SEC on February 8, 2018).

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

10(e)*†	Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan.

10(f)*†	Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan.

10(g)*†	Form of Stock Option Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan.

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

10(j)*

Transition and Separation Agreement dated June 27, 2018 between Cabot Corporation and Eduardo E. Cordeiro (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, file reference 1-5667, filed with the SEC on August 8, 2018).

21†	Subsidiaries of Cabot Corporation.

Exhibit Number	Description

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ SEAN D. KEOHANE
Sean D. Keohane President and Chief Executive Officer

Date: November 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 21, 2018
Sean D. Keohane	Chief Executive Officer

/s/ ERICA J. MCLAUGHLIN	Senior Vice President and	November 21, 2018
Erica J. McLaughlin	Chief Financial Officer
(principal financial officer)

/s/ JAMES P. KELLY	Vice President and Controller	November 21, 2018
James P. Kelly	(principal accounting officer)

/s/ JOHN F. O’BRIEN	Director, Non-Executive	November 21, 2018
John F. O’Brien	Chairman of the Board

/s/ JUAN ENRIQUEZ	Director	November 21, 2018
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 21, 2018
William C. Kirby

/s/ CYNTHIA A. ARNOLD	Director	November 21, 2018
Cynthia A. Arnold

/s/ JOHN K. MCGILLICUDDY	Director	November 21, 2018
John K. McGillicuddy

/s/ MICHAEL M. MORROW	Director	November 21, 2018
Michael M. Morrow

/s/ PATRICK M. PREVOST	Director	November 21, 2018
Patrick M. Prevost

/s/ SUE H. RATAJ	Director	November 21, 2018
Sue H. Rataj

	Director	November 21, 2018
Matthias L. Wolfgruber

/s/ MARK S. WRIGHTON	Director	November 21, 2018
Mark S. Wrighton

/s/ FRANK A. WILSON	Director	November 21, 2018
Frank A. Wilson