Form 10-Q
period 2018-12-31
CABOT CORP
filed 2019-02-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company had 59,520,108 shares of common stock, $1.00 par value per share, outstanding as of February 5, 2019.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2018	2017
	(In millions, except per share amounts)
Net sales and other operating revenues	$821	$720
Cost of sales	655	544

Gross profit	166	176
Selling and administrative expenses	73	70
Research and technical expenses	16	15

Income (loss) from operations	77	91
Interest and dividend income	2	3
Interest expense	(15)	(13)
Other income (expense)	6	11

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	70	92
(Provision) benefit for income taxes	7	(205)
Equity in earnings of affiliated companies, net of tax	—	1

Net income (loss)	77	(112)
Net income (loss) attributable to noncontrolling interests, net of tax	8	10

Net income (loss) attributable to Cabot Corporation	$69	$(122)

Weighted-average common shares outstanding:
Basic	59.9	61.9
Diluted	60.1	61.9
Earnings per common share:
Basic	$1.14	$(1.98)
Diluted	$1.14	$(1.98)
Dividends per common share	$0.33	$0.315

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended December 31
	2018	2017
	(In millions)
Net income (loss)	$77	$(112)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax provision (benefit) of $2 and $(2)	(24)	—
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax provision (benefit) of $— and $—	(1)	(1)
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	22	—

Other comprehensive income (loss)	(3)	(1)

Comprehensive income (loss)	74	(113)

Net income (loss) attributable to noncontrolling interests, net of tax	8	10
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	—	3

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	8	13

Comprehensive income (loss) attributable to Cabot Corporation	$66	$(126)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2018	September 30, 2018
	(In millions)
Current assets:
Cash and cash equivalents	$142	$175
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $7	588	637
Inventories:
Raw materials	146	129
Work in process	3	3
Finished goods	390	329
Other	50	50

Total inventories	589	511

Prepaid expenses and other current assets	62	63

Total current assets	1,381	1,386
Property, plant and equipment, net	1,298	1,296
Goodwill	90	93
Equity affiliates	49	52
Intangible assets, net	94	98
Assets held for rent	125	118
Deferred income taxes	151	134
Other assets	67	67

Total assets	$3,255	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2018	September 30, 2018
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$515	$249
Accounts payable and accrued liabilities	521	613
Income taxes payable	14	29
Current portion of long-term debt	5	35
Redeemable preferred stock	—	26

Total current liabilities	1,055	952

Long-term debt	671	719
Deferred income taxes	42	42
Other liabilities	211	252
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 59,709,462 and 60,566,375 shares
Outstanding: 59,509,656 and 60,366,569 shares	60	61
Less cost of 199,806 and 199,806 shares of common treasury stock	(7)	(7)
Additional paid-in capital	—	—
Retained earnings	1,410	1,417
Accumulated other comprehensive income (loss)	(320)	(317)

Total Cabot Corporation stockholders’ equity	1,143	1,154
Noncontrolling interests	133	125

Total stockholders’ equity	1,276	1,279

Total liabilities and stockholders’ equity	$3,255	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2018	2017
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$77	$(112)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	35	39
Deferred tax provision (benefit)	(23)	186
Gain on sale of investments	—	(10)
Employee benefit plan settlement	6	—
Equity in net income of affiliated companies	—	(1)
Non-cash compensation	5	6
Changes in assets and liabilities:
Accounts and notes receivable	47	(19)
Inventories	(83)	(41)
Prepaid expenses and other current assets	(2)	(4)
Accounts payable and accrued liabilities	(75)	10
Income taxes payable	(15)	(3)
Other liabilities	(12)	(10)
Cash dividends received from equity affiliates	1	4

Cash provided (used) by operating activities	(39)	45

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(54)	(52)
Cash paid for acquisition of business, net of cash acquired of $— and $1	—	(64)
Proceeds from sale of investments	—	10
Change in assets held for rent	(1)	—
Other	1	5

Cash used by investing activities	(54)	(101)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	18	—
Proceeds from (repayments of) issuance of commercial paper, net	248	—
Repayments of long-term debt	(74)	—
Repayments of redeemable preferred stock	(25)	—
Purchases of common stock	(62)	(16)
Cash dividends paid to noncontrolling interests	(11)	—
Cash dividends paid to common stockholders	(20)	(20)

Cash provided (used) by financing activities	74	(36)

Effects of exchange rate changes on cash	(14)	1

Increase (decrease) in cash and cash equivalents	(33)	(91)
Cash and cash equivalents at beginning of period	175	280

Cash and cash equivalents at end of period	$142	$189

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2018	60,367	$54	$—	$1,417	$(317)	$1,154	$125	$1,279
Net income (loss)				69		69	8	77
Total other comprehensive income (loss)					(3)	(3)	—	(3)
Cash dividends paid to common stockholders				(20)		(20)	—	(20)
Issuance of stock under equity compensation plans	344	—	—			—		—
Amortization of share-based compensation			5			5		5
Purchase and retirement of common stock	(1,201)	(1)	(5)	(56)		(62)		(62)

Balance at December 31, 2018	59,510	$53	$—	$1,410	$(320)	$1,143	$133	$1,276

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2017	61,884	$56	$—	$1,707	$(259)	$1,504	$121	$1,625
Net income (loss)				(122)		(122)	10	(112)
Total other comprehensive income (loss)					(4)	(4)	3	(1)
Cash dividends paid to common stockholders				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(10)	(10)
Issuance of stock under equity compensation plans	178	—	—			—		—
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(265)	—	(6)	(10)		(16)		(16)

Balance at December 31, 2017	61,797	$56	$—	$1,555	$(263)	$1,348	$124	$1,472

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2018 (“2018 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2018 and 2017. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Effective October 1, 2018, the Company adopted the new revenue recognition standard that amended the pre-existing accounting standard for revenue recognition. The Company used a modified retrospective approach, which is discussed in further detail in Note B.

Effective October 1, 2018, the Company adopted the new pension standard that amended the requirements on the presentation of net periodic pension and postretirement benefit costs. The Company used a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from Cost of sales, Selling and administrative expenses and Research and technical expenses to Other income (expense) in the Consolidated Statements of Income for the prior periods presented, which is discussed in further detail in Note B.

In October 2018, the Company realigned its business reporting structure under the Performance Chemicals segment and now combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and the specialty compounds and inkjet product lines into the Formulated Solutions business. Prior period Performance Chemicals segment revenue results have been recast to reflect the realignment.

B. Significant Accounting Policies

Revenue Recognition

Cabot recognizes revenue when its customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which the Company expects to receive in exchange for those goods or services. Cabot derives the majority of its revenues from contracts for the sale of products from its Reinforcement Materials, Performance Chemicals and Purification Solutions segments. The Company’s contracts with customers are generally for products only and do not include other performance obligations. Generally, Cabot considers purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, the Company evaluates whether the price is subject to adjustments, such as for returns, discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which the Company expects to be entitled. Revenue from product sales is recognized based on a point in time model when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer. Payment terms typically range from zero to ninety days.

Shipping and handling activities that occur after the transfer of control to the customer are billed to customers and are recorded as sales revenue, as the Company considers these to be fulfillment costs. Shipping and handling costs are expensed in the period incurred and included in Cost of sales within the Consolidated Statement of Operations. Taxes collected on sales to customers are excluded from the transaction price.

The Company generally provides a warranty that its products will substantially conform to the identified specifications. The Company’s liability typically is limited to either a credit equal to the purchase price or replacement of the non-conforming product. Returns under warranty have historically been immaterial.

Revenue in the Specialty Fluids segment arises primarily from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. During the three months ended December 31, 2018, the Company recognized revenue of $8 million related to the rental of cesium formate. Customers are also billed and revenue is recognized, typically at the end of the rental period, for cesium formate product that is not returned. The Company also generates revenues from cesium formate sold outside of the rental process and from the sale of fine cesium chemicals. This revenue is recognized when control of the product transfers to the customer, which is typically upon delivery of the product.

The Company does not have contract assets or liabilities that are material.

As permitted by the revenue recognition standard, Revenue from Contracts with Customers, when the period of time between the transfer of control of the goods and the time the customer pays for the goods is one year or less, the Company does not consider there to be a significant financing component associated with the contract.

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

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides and specialty compounds product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of December 31, 2018.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2018, the fair values of the Reinforcement Materials, Fumed Metal Oxides and Specialty Compounds reporting units were substantially in excess of their carrying values. No events occurred subsequent to the last impairment evaluation that would suggest that it is more likely than not that the carrying values of any of the Company’s reporting units exceeded their fair value.

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

The Company continues to pursue strategic options for its Purification Solutions business. Depending on the actions taken, there could be a negative impact on the fair value of the Purification Solution reporting unit, which may lead to impairment.

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

Redeemable Preferred Stock

In November 2013, the Company purchased all of its joint venture partner’s common stock in the former NHUMO, S.A. de C.V. (“NHUMO”) joint venture. At the close of the transaction, NHUMO issued redeemable preferred stock to the joint venture partner with a repurchase value of $25 million and a fixed dividend rate of 6% per annum. In November 2018, the preferred stock was repurchased for $25 million and a final dividend payment of approximately $1.4 million was made. The preferred stock was accounted for as a financing obligation and was separately presented in the Consolidated Balance Sheets as a current liability as of September 30, 2018.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued a new standard, Revenue from Contracts with Customers, that amended the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017. The Company adopted this standard on October 1, 2018 and applied a modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods, as discussed in the Company’s 2018 10-K.

The adoption of this standard did not have an impact on how the Company recognizes revenue. As such, an adjustment to opening retained earnings was not required as a result of adopting this new standard. The Company implemented the updates that were necessary to its revenue recognition policy, internal controls, processes and financial statement disclosures as part of this adoption. The updated disclosures are reflected under the heading “Revenue Recognition” within Note B and the Company’s disaggregated revenue is reflected within Note N.

In addition, as part of an assessment performed in connection with adopting this standard, the Company reviewed its classification of by-product sales, which consist of sales generated from the production of steam or electricity from the Company’s energy centers primarily from its carbon black manufacturing sites and sales of hydrochloric acid generated from the production of fumed silica. Historically, the Company presented by-product sales as a reduction of Cost of sales within the Consolidated Statement of Operations. However, upon further evaluation of these sales in connection with the implementation of this standard, the Company determined that it is appropriate to present by-product sales as Net sales and other operating revenues. Effective October 1, 2018, these sales are now included within Net sales and other operating revenues in the Consolidated Statement of Operations. This change did not result in a cumulative adjustment to opening retained earnings as it is a classification change within the Consolidated Statement of Operations. If the Company had continued to classify by-product sales within Cost of sales, there would have been a decrease to Net sales and other operating revenues and Cost of sales of $20 million for the three months ended December 31, 2018.

In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows, such as distributions received from equity method investees, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. The Company adopted this standard on October 1, 2018. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

In March 2017, the FASB issued a new standard that amends the requirements on the presentation of net periodic pension and postretirement benefit costs. The new standard requires the service cost component to be presented with other employee compensation costs. The other components will be reported separately outside of operations. Only the service cost component will be eligible for capitalization. Entities are required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company adopted the standard on October 1, 2018 and used a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from Cost of sales, Selling and administrative expenses and Research and technical expenses to Other income (expense) in the Consolidated Statements of Operations for the prior periods presented. In accordance with the standard, the Company utilized prior period footnote disclosures as a practical expedient to apply these retrospective presentations, which is shown in the table below:

Consolidated Statements of Operations	Three Months Ended December 31
	2017
	As Originally Reported	Effect of Change	As Adjusted
	(In millions, except per share amounts)
Cost of sales	$542	$2	$544
Gross profit	$178	$(2)	$176
Selling and administrative expenses	$69	$1	$70
Research and technical expenses	$15	$—	$15
Income (loss) from operations	$94	$(3)	$91
Other income (expense)	$8	$3	$11

Recent Accounting Pronouncements

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

In February 2018, the FASB issued a new standard that allows entities to reclassify from AOCI to Retained earnings stranded tax effects resulting from changes made as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). The amendments in this new standard also require certain disclosures about stranded tax effects. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In August 2018, the FASB issued a new standard to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the arrangement and includes expanded disclosure requirements for such costs. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and the guidance may be applied either retrospectively or prospectively. The Company is evaluating this standard and the timing of its adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

C. Acquisitions

Tech Blend

In November 2017, the Company acquired Tech Blend, a North American producer of black masterbatches, for a purchase price of $65 million, paid in cash. The purchase price was subject to a working capital adjustment, which was immaterial. The operating results of the business are included in the Company’s Performance Chemicals segment. The acquisition extended the Company’s global footprint in black masterbatch and compounds and provides a platform to serve global customers and grow in conductive formulations.

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

As part of the purchase price allocation, the Company determined the separately identifiable intangible assets are comprised of developed technologies of $21 million, which will be amortized over twenty-five years, and customer relationships of $8 million, which will be amortized over twelve years. The Company estimated the fair values of the identifiable acquisition-related intangible assets based on projections of cash flows that will arise from those assets. The projected cash flows were discounted to determine the fair value of the assets at the date of acquisition. The determination of the fair value of the intangible assets acquired required the use of significant judgment with regard to (i) assumptions in the discounted cash flow model used and (ii) determination of the useful lives of the developed technologies and customer relationships.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.

NSCC Carbon (Jiangsu) Co. Ltd

In September 2018, the Company acquired NSCC Carbon, a carbon black manufacturing facility in Pizhou, Jiangsu Province, China for a purchase price of $8 million. The purchase price is payable upon satisfaction of certain conditions that are expected to be satisfied in less than twelve months and is recorded within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company plans to modify this manufacturing facility to produce specialty carbons. The plant is temporarily mothballed. The modifications are expected to be completed, and production is expected to commence, in 2021. The Company has incurred $2 million of transition-related costs in the first quarter of fiscal 2019 related to this acquisition.

D. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2018		2017		2018		2017
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$2	$—	$2	$—	$—	$—	$—
Interest cost	1	2	1	2	—	—	—	—
Expected return on plan assets	(2)	(4)	(2)	(4)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Settlement and curtailment gain	—	(6)	—	—	—	—	—	—

Net periodic benefit (credit) cost	$(1)	$(5)	$(1)	$1	$—	$—	$(1)	$—

Curtailments and Settlements of Employee Benefit Plans

In December 2018, the Company transferred the majority of the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This action moved the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. As a result of the transfer, there was a $30 million reduction in net pension obligations associated with the plan, and a pre-tax gain of $6 million was recorded in the first quarter of fiscal 2019, which is included in Other income (expense) in the Consolidated Statement of Operations. The pre-tax gain consisted of a curtailment credit of less than $1 million for the accelerated recognition of prior service credit and a settlement credit of $5 million for the accelerated recognition of the unrecognized gain upon the transfer of the assets. As of December 31, 2018, approximately $8 million of plan assets remain to be transferred. Such assets are expected to be transferred by the third quarter of fiscal 2019 and such transfer may result in an additional immaterial settlement gain or loss. In addition, as part of the transfer the Company recorded a $3 million charge for the Company’s agreement to fund the actuarial loss gap between the terminated plan and the multi-employer plan, which will be paid over the next five years. This charge is included Other income (expense) in the Consolidated Statement of Operations and the liability is included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheet.

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three month period ended December 31, 2018 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2018	$52	$41	$93
Foreign currency impact	(2)	(1)	(3)

Balance at December 31, 2018	$50	$40	$90

The following table provides information regarding the Company’s intangible assets:

	December 31, 2018			September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$51	$(2)	$49	$52	$(2)	$50
Trademarks	8	—	8	8	—	8
Customer relationships	49	(12)	37	51	(11)	40

Total intangible assets	$108	$(14)	$94	$111	$(13)	$98

Intangible assets are amortized over their estimated useful lives, which range between twelve and twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for the three month periods ended December 31, 2018 and 2017 was $1 million and $2 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2018, attributable to Cabot Corporation	$(266)	$1	$(52)	$(317)
Other comprehensive income (loss) before reclassifications	(24)	—	30	6
Amounts reclassified from AOCI	(1)	—	(8)	(9)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Balance at December 31, 2018, attributable to Cabot Corporation	$(291)	$1	$(30)	$(320)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three months ended December 31, 2018 and 2017 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended December 31
	Statements of Operations	2018	2017
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost—see Note D for details	1	1
Amortization of prior service credit	Net Periodic Benefit Cost—see Note D for details	—	(1)
Settlement and curtailment gain	Net Periodic Benefit Cost—see Note D for details	(6)	—

Total before tax		(6)	(1)

Tax impact	Provision (benefit) for income taxes	(3)	—

Total after tax		$(9)	$(1)

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. For these purchase commitments, the amounts included in the table below are based on market prices at December 31, 2018, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Reinforcement Materials	$263	$248	$141	$137	$130	$1,703	$2,622
Performance Chemicals	73	59	55	55	32	454	728
Purification Solutions	6	6	1	—	—	—	13
Specialty Fluids	15	—	—	—	—	—	15

Total	$357	$313	$197	$192	$162	$2,157	$3,378

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

Environmental Matters

As of December 31, 2018 and September 30, 2018, Cabot had $14 million and $15 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

Cash payments related to these environmental matters were $1 million and less than $1 million in the first three months of fiscal 2019 and fiscal 2018, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2018 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. At no time did this respiratory product line represent a significant portion of the respirator market.

As of both December 31, 2018 and September 30, 2018, there were approximately 35,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At December 31, 2018 and September 30, 2018, the reserve was $24 million and $25 million, respectively. The Company made payments related to its respirator liability of $1 million and less than $1 million in the first three months of fiscal 2019 and fiscal 2018, respectively.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of other parties that contribute to the settlement of respirator claims, (ix) a change in the availability of insurance coverage maintained by certain of the other parties that contribute to the settlement of respirator claims, or the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be larger than the reserved amount.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2018	2017
	(Dollars in millions)
(Provision) benefit for income taxes	$7	$(205)
Effective tax rate	(10)%	224%

For the three months ended December 31, 2018, the tax (provision) benefit included a net discrete tax benefit of $24 million, of which $17 million comprised the impact of the Act. For the three months ended December 31, 2017, the tax provision included net discrete tax expense of $188 million, of which $185 million comprised the impact of the enactment of the Act.

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting the Company, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime for foreign earnings, certain other aspects of the new legislation, including in particular, immediate U.S. taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries, will have a negative impact on earnings. In transitioning to this participation exemption regime, Cabot was also subject, during fiscal 2018, to a one-time tax on the deemed repatriation of certain foreign earnings. A discussion of key relevant provisions of the Act and the Company’s assessment of the impact of such provisions on its consolidated financial statements is set forth below.

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

As provided in SAB 118, final adjustments have been made to the provisional amounts recorded during fiscal 2018 and the Company has now completed its accounting for various tax impacts of the Act:

•

Revaluation of Deferred Tax Assets: Due to the Company’s September 30 fiscal year-end, the reduction in the corporate tax rate to 21% effective January 1, 2018 applied on a pro-rata basis for fiscal 2018, resulting in a U.S. federal statutory tax rate of 24.53% for fiscal 2018. As of September 30, 2018, the accounting for this item was complete; no further adjustment has been made to this amount during the three months ended December 31, 2018.

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

As of December 31, 2018, the accounting for this item is complete. For the three months ended December 31, 2018, the Company recorded an additional provisional tax benefit of $17 million related to the U.S. taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated in future legislation. If such legislation is enacted, Cabot will record the impact of the legislation in the quarter of enactment. Including the provisional tax expense of $138 million recorded for deemed repatriation during fiscal 2018, the total tax expense for this item was $121 million.

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

As of December 31, 2018, the accounting for this item is complete. For the three months ended December 31, 2018, the Company did not make any further adjustments to the provisional tax expense of $8 million recorded for deferred tax liability on unremitted earnings during fiscal 2018.

Accounting for the Global Intangible Low-Taxed Income Tax

Under the Act, Cabot is subject to a tax on GILTI beginning in fiscal 2019. In general, GILTI is a 10.5% tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has adopted an accounting policy to recognize these temporary differences as period costs if and when incurred.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2017 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2017 remain subject to examination by their respective tax authorities. As of December 31, 2018, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

During the three months ended December 31, 2018, Cabot released uncertain tax positions of $7 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. During the three months ended December 31, 2017, Cabot released uncertain tax positions of $1 million due to the expirations of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2018	2017
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$69	$(122)
Less: Undistributed earnings allocated to participating securities(1)	—	—

Earnings (loss) allocated to common shareholders (numerator)	$69	$(122)

Weighted average common shares and participating securities outstanding	60.8	62.6
Less: Participating securities(1)	0.9	0.7

Adjusted weighted average common shares (denominator)	59.9	61.9

Earnings (loss) per common share—basic:	$1.14	$(1.98)
Diluted EPS:
Earnings (loss) allocated to common shareholders	$69	$(122)
Plus: Earnings (loss) allocated to participating securities	1	—
Less: Adjusted earnings allocated to participating securities(2)	1	—

Earnings (loss) allocated to common shareholders (numerator)	$69	$(122)

Adjusted weighted average common shares outstanding	59.9	61.9
Effect of dilutive securities:
Common shares issuable(3)	0.2	—

Adjusted weighted average common shares (denominator)	60.1	61.9

Earnings (loss) per common share—diluted:	$1.14	$(1.98)

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$69	$(122)
Less: Dividends declared on common stock	20	20

Undistributed earnings (loss)	$49	$(142)

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$49	$(142)

Undistributed earnings (loss)	$49	$(142)

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based restricted stock unit awards issued before fiscal 2017 under Cabot’s equity incentive plans using the treasury stock method. For the three months ended December 31, 2018, 687,995 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three months ended December 31, 2017, 764,077 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three months ended December 31, 2018 and 2017 as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Cost of sales	$3	$1
Selling and administrative expenses	6	—

Total	$9	$1

Details of all restructuring activities and the related reserves during the three months ended December 31, 2018 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2018	$1	$4	$—	$—	$5
Charges	7	—	1	1	9
Costs charged against assets / (liabilities)	—	1	(1)	—	—
Cash received (paid)	(1)	—	—	(1)	(2)

Reserve at December 31, 2018	$7	$5	$—	$—	$12

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Purification Solutions Transformation Plan

In December 2018, the Company began implementation, subject to local consultation requirements, of a transformation plan to improve the long-term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. The plan includes a proposed workforce restructuring, which is subject to local consultation requirements. The Company recorded charges of approximately $8 million related to this plan in the three months ended December 31, 2018, comprised of approximately $7 million of severance costs and $1 million of professional fees. Cabot paid approximately $1 million related to these activities in the three months ended December 31, 2018 and expects to pay approximately $7 million in the remainder of fiscal 2019 and thereafter, subject to the results of the consultation processes in certain locations. As of December 31, 2018, Cabot had $7 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

Marshall, Texas Plan

In October 2017, Cabot indefinitely idled three of the seven production units at its activated carbon manufacturing facility in Marshall, Texas. Total costs recorded related to this plan, which was completed in fiscal 2018, were $1 million, comprised of approximately $1 million of non-cash accelerated depreciation costs and less than $1 million of severance costs.

2016 Plan

In October 2015, in response to challenging macroeconomic conditions, the Company announced its intention to restructure its operations subject to local consultation requirements and processes in certain locations.

Most of the charges and cash outlays related to this plan were recorded in fiscal 2016. The Company recorded pre-tax cash charges related to this plan of less than $1 million in the first three months of both fiscal 2019 and 2018. No further charges are expected related to this plan.

Other Actions

Cabot recorded approximately $1 million of severance charges in the first quarter of fiscal 2019, of which less than $1 million was paid during the quarter. The balance is expected to be paid during the remainder of fiscal 2019. Additionally, Cabot recorded less than $1 million of accelerated depreciation charges in the first quarter of fiscal 2019 and expects to record approximately $1 million of additional accelerated depreciation in the remainder of fiscal 2019 and approximately $1 million thereafter.

Cabot recorded less than $1 million of severance charges in the first quarter of fiscal 2018, nearly all of which was paid in that quarter.

Additionally, in previous years, the Company entered into other various restructuring actions that have been substantially completed. As of December 31, 2018, Cabot had approximately $5 million of accrued environmental and closure costs in the Consolidated Balance Sheets related to these actions which it expects to pay in the remainder of fiscal 2019 and thereafter.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2019 or 2018.

At December 31, 2018 and September 30, 2018, Cabot had derivatives relating to foreign currency risks carried at fair value. At December 31, 2018 and September 30, 2018, the fair value of these derivatives was a net liability of $10 million and $18 million, respectively, and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both December 31, 2018 and September 30, 2018, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At December 31, 2018 and September 30, 2018, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $669 million and $681 million, respectively, as of December 31, 2018, and $747 million and $742 million, respectively, as of September 30, 2018. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of December 31, 2018 and September 30, 2018 to manage foreign currency risk.

Notional Amount
Description	Borrowing	December 31, 2018	September 30, 2018	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 14 million	USD 18 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in the Canadian dollar, Indonesian rupiah and Czech koruna.

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

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in AOCI while changes in the ineffective portion are reported in earnings. Effectiveness is assessed using the method based on changes in spot exchange rates. The gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of December 31, 2018, the fair value of these swaps was a net liability of $10 million and was included in Prepaid expenses and other current assets and Other liabilities and the cumulative loss of $7 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2018, the fair value of these swaps was a net liability of $18 million and was included in Prepaid expenses and other current assets and Other Liabilities and the cumulative loss of $14 million was included in AOCI on the Consolidated Balance Sheets.

The following tables summarize the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended December 31
	2018	2017	2018	2017	2018	2017
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$8	$(5)	$(1)	$(1)	$—	$—

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

At December 31, 2018, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Accounts payable and accrued liabilities, and Prepaid expenses and other current assets on the Consolidated Balance Sheets. At September 30, 2018 the fair value of derivative instruments not designated as hedges were immaterial and were presented in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

M. Hyperinflationary Economies

Argentina

Cabot owns 100% of a carbon black operating entity in Argentina. Effective July 1, 2018, the operating entity was considered to be functioning in a highly inflationary economy and began using Cabot’s reporting currency, the U.S. dollar, as its functional currency. Since the conversion, all impacts of foreign exchange changes between the reporting currency and Argentine peso are reflected in earnings in the Consolidated Statements of Operations.

The Company’s income from operations has not been significantly impacted from this change because the operating entity’s sales and a portion of its raw material purchases were already denominated in U.S. dollars. The operating entity’s net revenue represented approximately 2% of Cabot’s total net revenue for the three months ended December 31, 2018.

The operating entity’s assets and liabilities held in local currency, which consist primarily of cash and cash equivalents, inventories, property, plant and equipment and accounts payable and accrued liabilities, made up less than 2% of Cabot’s total assets and total liabilities as of both December 31, 2018 and September 30, 2018. Changes in the Argentine peso exchange rate will result in foreign currency exchange gains or losses on the operating entity’s peso-denominated monetary assets and liabilities. The Company recorded a $1 million net loss within Other (income) expense in the Consolidated Statements of Operations for the three months ended December 31, 2018, which reflects the remeasurement of the operating entity’s net monetary liabilities denominated in Argentine peso using an exchange rate of 37.70 Argentine peso to the U.S. dollar at December 31, 2018.

The Company will continue to monitor the developments in Argentina and their potential impact on the operating entity’s operations or carrying value.

Venezuela

Cabot owns 49% of a carbon black operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2018, these subsidiaries carried the operating affiliate investment of $12 million.

During the three months ended December 31, 2018 and 2017, the Company received dividends in the amounts of $1 million and $2 million, respectively, which were paid in U.S. dollars.

A significant portion of the Company’s operating affiliate’s sales are exports denominated in U.S. dollars. The Venezuelan government mandates that a certain percentage of the dollars collected from these sales be converted into bolivars. The exchange rate made available to the Company as of December 31, 2018 and September 30, 2018 was 564 and 62 bolivars soberano to the U.S. dollar, respectively. Due to a reduced level of export sales in recent periods, the exchange rate devaluation during the first three months of fiscal 2019 had an immaterial impact on the Company’s results.

While the operating entity has historically been profitable, it has not been operational in recent months due to a lack of available raw materials. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment. Any future change in the exchange rate made available to the Company could cause the Company to change the exchange rate it uses and result in gains or losses on the bolivar-denominated assets held by its operating affiliate.

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

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Performance Additives	$167	$159
Formulated Solutions	64	70

Performance Chemicals	$231	$229

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended December 31, 2018
Revenues from external customers(2)	$457	$231	$65	$19	$772	$49	$821
Income (loss) from continuing operations before income taxes(3)	$62	$36	$(3)	$10	$105	$(35)	$70
Three Months Ended December 31, 2017
Revenues from external customers(2)	$387	$229	$70	$6	$692	$28	$720
Income (loss) from continuing operations before income taxes(3)	$62	$47	$6	$(2)	$113	$(21)	$92

(1)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.

(2)

Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other reflects royalties, external shipping and handling fees, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate, discounting charges for certain Notes receivable, and by-product revenue. Details are provided in the table below:

	Three Months Ended December 31
	2018	2017
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(3)	$1
Shipping and handling fees	32	27
By-product sales(a)	20	—

Total	$49	$28

(a)

Beginning in fiscal 2019 as part of the adoption of the new accounting standard, Revenue from Contracts with Customers, the Company includes revenue from by-products produced in manufacturing operations in Net sales and other operating revenues, which in prior years was included as a reduction in Cost of sales.

(3)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2018	2017
	(In millions)
Interest expense	$(15)	$(13)
Certain items(a)
Global restructuring activities	(9)	(1)
Legal and environmental matters and reserves	—	(1)
Gains (losses) on sale of investments	—	10
Acquisition and integration-related charges	(3)	—
Other	2	(1)

Total certain items, pre-tax	(10)	7

Unallocated corporate costs(b)	(12)	(14)
General unallocated income (expense)(c)	2	—
Less: Equity in earnings of affiliated companies, net of tax(d)	—	1

Total	$(35)	$(21)

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

The Company’s segments operate globally. In addition to presenting Revenue from external customers by reportable segment, the following table further disaggregates Revenue from external customers by geographic region.

	Three Months Ended December 31, 2018
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$167	$72	$29	$2	$270
Asia Pacific	202	85	9	1	297
Europe, Middle East and Africa	88	74	27	16	205

Segment revenues from external customers	457	231	65	19	772
Unallocated and other					49

Net sales and other operating revenues					$821

O. Subsequent Event

On January 30, 2019, the Company entered into a Stock Purchase Agreement to sell its Specialty Fluids business to Sinomine (Hong Kong) Rare Metals Resources Co. Limited, a wholly owned subsidiary of Sinomine Resource Group Co., Ltd. (“Sinomine”), on a cash-free and debt-free basis in a transaction valued at $135 million. The purchase price consists of $130 million to be paid at closing, subject to customary closing adjustments (including a customary working capital adjustment), and additional cash royalties of up to $5 million for lithium products, payable over a ten-year period.

The transaction is expected to close in the third quarter of fiscal 2019 and is subject to customary closing conditions, including, among other things, the receipt of certain regulatory approvals and notices with respect to the People’s Republic of China and Canada and the consent from the shareholders of Sinomine to the entry into the Agreement and the consummation of the transactions contemplated thereby.

Based on the carrying value of the Specialty Fluids business as of December 31, 2018 and an estimate of the total cash proceeds from the sale, including customary closing adjustments, the Company estimates a non-cash impairment charge of approximately $25 million to be recorded in the second quarter of fiscal 2019 related to the assets held for sale of this business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies have not substantially changed from those described in the 2018 Form 10-K, other than our method for accounting for Revenue Recognition which we changed effective October 1, 2018, as described below.

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which we expect to receive in exchange for those goods or services. We derive the majority of our revenues from contracts for the sale of products from our Reinforcement Materials, Performance Chemicals and Purification Solutions segments. Our contracts with customers are generally for products only and do not include other performance obligations. Generally, we consider purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for returns, discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which we expect to be entitled. Revenue from product sales is recognized based on a point in time model when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer. Payment terms typically range from zero to ninety days.

Shipping and handling activities that occur after the transfer of control to the customer are billed to customers and are recorded as sales revenue, as we consider these to be fulfillment costs. Shipping and handling costs are expensed in the period incurred and included in Cost of sales within the Consolidated Statement of Operations. Taxes collected on sales to customers are excluded from the transaction price.

We generally provide a warranty that our products will substantially conform to the identified specifications. Our liability typically is limited to either a credit equal to the purchase price or replacement of the non-conforming product. Returns under warranty have historically been immaterial.

Revenue in the Specialty Fluids segment arises primarily from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. During the three months ended December 31, 2018, we recognized revenue of $8 million related to the rental of cesium formate. Customers are also billed and revenue is recognized, typically at the end of the rental period, for cesium formate product that is not returned. We also generate revenues from cesium formate sold outside of the rental process and from the sale of fine cesium chemicals. This revenue is recognized when control of the product transfers to the customer, which is typically upon delivery of the product.

We do not have contract assets or liabilities that are material.

As permitted by the revenue recognition standard, Revenue from Contracts with Customers, when the period of time between the transfer of control of the goods and the time the customer pays for the goods is one year or less, we do not consider there to be a significant financing component associated with the contract.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B.

Results of Operations

Cabot is organized into four reportable business segments: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. The discussions of our results of operations for the periods presented reflect these structures. In October 2018, the Company realigned its business reporting structure under the Performance Chemicals segment and now combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and the specialty compounds and inkjet product lines into the Formulated Solutions business. Prior period Performance Chemicals Segment revenue results have been recast to reflect the realignment.

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

Our discussion under the heading “(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our historical and expected “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: (i) unusual or infrequent items, such as a significant release or establishment of a valuation allowance, (ii) items related to uncertain tax positions, such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and (iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “First Quarter and First Three Months of Fiscal 2019 versus First Quarter and First Three Months of Fiscal 2018—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “First Quarter of Fiscal 2019 versus First Quarter of Fiscal 2018—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

During the first quarter of fiscal 2019, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the first quarter of fiscal 2018. Reinforcement Materials business segment results were flat as compared to the first quarter of fiscal 2018. The higher volumes and improved pricing and product mix from 2018 tire customer agreements were offset by the unfavorable impact to margins in China due to softening automotive demand. The Performance Chemicals and Purification Solutions segments both had weaker business segment results during the quarter, which were partially offset by improved results from Specialty Fluids. Performance Chemicals results were driven by challenging short-term dynamics that led to lower volumes and margins and an increase in costs related to growth investments. Purification Solutions results were driven by lower volumes and margins due to ongoing competitive pressure in the mercury removal and other North America powdered activated carbon applications and the impact of royalties received in the first quarter of fiscal 2018 that have since ended. Specialty Fluids results improved as compared to the first quarter of fiscal 2018 due to revenue associated with a higher level of project activity. In addition, results in the quarter were impacted by higher restructuring charges related to the Purification Solutions transformation plan and a gain on the sale of cost method investments recorded in the first quarter of fiscal 2018 that did not reoccur.

First Quarter of Fiscal 2019 versus First Quarter of Fiscal 2018—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2018	2017
	(In millions)
Net sales and other operating revenues	$821	$720
Gross profit	$166	$176

The $101 million increase in net sales in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was driven by a more favorable price and product mix (combined $88 million) predominantly in Reinforcement Materials, higher volumes in the Specialty Fluids segment ($12 million) and the impact of the change in classification of by-product sales, effective October 1, 2018, from a reduction of Cost of sales to an inclusion in Net sales and other operating revenues ($20 million), partially offset by the unfavorable impact from foreign currency translation ($17 million).

Gross profit decreased by $10 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, primarily due to lower unit margins in Reinforcement Materials and Performance Chemicals and lower volumes in Performance Chemicals. Lower margins and volumes were caused by challenging short-term dynamics, including softer automotive demand, customer inventory destocking and a weaker environment in China.

Selling and Administrative Expenses

	Three Months Ended December 31
	2018	2017
	(In millions)
Selling and administrative expenses	$73	$70

Selling and administrative expenses increased by $3 million in the first quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to higher restructuring costs associated with the Purification Solutions transformation plan.

Research and Technical Expenses

	Three Months Ended December 31
	2018	2017
	(In millions)
Research and technical expenses	$16	$15

Research and technical expenses increased by $1 million in the first quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to higher costs associated with growth projects across the Company.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2018	2017
	(In millions)
Interest and dividend income	$2	$3
Interest expense	$(15)	$(13)
Other income (expense)	$6	$11

Interest and dividend income decreased by $1 million in the first quarter of fiscal 2019 compared to the same period for fiscal 2018 primarily due to interest earned on lower cash balances.

Interest expense increased by $2 million in the first quarter of fiscal 2019 compared to the same period in fiscal 2018 primarily due to higher commercial paper balances and higher interest rates.

Other income (expense) changed by $5 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to a gain on the sale of cost method investments in the first quarter of fiscal 2018 that did not reoccur in fiscal 2019, partially offset by a pension settlement gain in the first quarter of fiscal 2019 and a favorable comparison in foreign currency movements.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2018	2017
	(Dollars in millions)
(Provision) benefit for income taxes	$7	$(205)
Effective tax rate	(10)%	224%
Impact of discrete tax items(1):
Unusual or infrequent items	29%	(200)%
Items related to uncertain tax positions	5%	(1)%
Other discrete tax items	1%	(1)%
Impact of certain items	(1)%	(1)%

Operating tax rate	24%	21%

(1)

For the three months ended December 31, 2018 and 2017, Impact of discrete tax items included a net discrete tax benefit of $24 million and a net discrete tax expense of $185 million, respectively. The nature of the discrete tax items for the periods ended December 31, 2018 and 2017 were as follows:

(a)

Unusual or infrequent items during the three months ended December 31, 2018 and 2017 consisted of the net tax impacts of the Tax Cuts and Jobs Act of 2017 (the “Act”) (net tax benefit of $17 million and net tax expense $185 million, respectively), excludible foreign exchange gains and losses in certain jurisdictions, impacts related to stock compensation deductions, and the tax impact of a pension settlement (fiscal 2019 only);

(b)

Items related to uncertain tax positions during the three months ended December 31, 2018 and 2017 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, the accrual of interest on uncertain tax positions, and the accrual of prior year uncertain tax positions (fiscal 2018 only); and

(c)	Other discrete tax items during the three months ended December 31, 2018 and 2017 included changes in non-US tax laws as well as various return to provision adjustments related to tax return filings.

For fiscal year 2019, the Effective tax rate and Operating tax rate are expected to be in a range of 17% to 19% and 23% to 25%, respectively. The discrete tax items have the same impact on these ranges. The table provided below reconciles to the mid-point of these ranges.

Forecast for the Year Ended September 30, 2019
Effective tax rate	18%
Impact of discrete tax items:
Unusual or infrequent items	5%
Items related to uncertain tax positions	1%
Other discrete tax items	—%
Impact of certain items	—%

Operating tax rate	24%

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

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting us, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime for foreign earnings, certain other aspects of the new legislation, including in particular, immediate U.S. taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries, will have a negative impact on earnings and this is the primary driver of the increase in the operating tax rate. In transitioning to this participation exemption regime, we were also subject, during our fiscal 2018, to a one-time tax on the deemed repatriation of certain foreign earnings. Refer to the discussion under the heading “Tax Reform” in Note H.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2018	2017
	(In millions)
Equity in earnings of affiliated companies, net of tax	$—	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$8	$10

Equity in earnings of affiliated companies, net of tax, decreased by $1 million in the first quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to lower earnings from our Venezuelan equity affiliate.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $2 million in the first quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to the lower profitability from our joint ventures in China.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2019, we reported net income (loss) attributable to Cabot Corporation of $69 million or $1.14 per diluted common share. This compares to net income (loss) attributable to Cabot Corporation of ($122) million or ($1.98) per diluted common share in the first quarter fiscal 2018. The net loss in fiscal 2018 was due to a tax charge recorded of $185 million in connection with the enactment of the Act.

First Quarter of Fiscal 2019 versus First Quarter of Fiscal 2018—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three months ended December 31, 2018 and 2017 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our Notes to the Consolidated Financial Statements.

	Three Months Ended December 31
	2018	2017
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$70	$92
Less: Certain items	(10)	7
Less: Other unallocated items	(25)	(28)

Total segment EBIT	$105	$113

In the first quarter of fiscal 2019, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased by $22 million when compared to the first quarter of fiscal 2018, which reflects an $8 million decline in Total segment EBIT. Reinforcement Materials segment results were flat as compared to the first quarter of fiscal 2018. The higher volumes and improved pricing and product mix from 2018 tire customer agreements were offset by the unfavorable impact to margins in China due to softening automotive demand. The decline in Total segment EBIT was due to lower unit margins ($7 million) driven by the Purification Solutions segment, higher investments for growth ($7 million) and lower volumes from the Performance Chemicals segment ($4 million), partially offset by higher volumes from the Specialty Fluids segment ($10 million). In addition, the decline in Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies reflects higher restructuring charges related to the Purification Solutions transformation plan ($8 million) and a gain on the sale of cost method investments in the first quarter of fiscal 2018 that did not reoccur ($10 million), partially offset by the decrease in expense related to Other unallocated items ($3 million).

Certain Items

Details of the certain items for the first quarter of fiscal 2019 and fiscal 2018 are as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Global restructuring activities (Note J)	$(9)	$(1)
Legal and environmental matters and reserves	—	(1)
Gains (losses) on sale of investments	—	10
Acquisition and integration-related charges (Note C)	(3)	—
Other	2	(1)

Total certain items, pre-tax	(10)	7

Tax-related certain items:
Tax impact of certain items	2	(2)
Discrete tax items (Note H)	24	(185)

Total tax-related certain items	26	(187)

Total certain items, after tax	$16	$(180)

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

Other Unallocated Items

	Three Months Ended December 31
	2018	2017
	(In millions)
Interest expense	$(15)	$(13)
Unallocated corporate costs	(12)	(14)
General unallocated income (expense)	2	—
Less: Equity in earnings of affiliated companies, net of tax	—	1

Total other unallocated items	$(25)	$(28)

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

Total other unallocated items changed by $3 million in the first quarter of fiscal 2019 as compared to the same period in fiscal 2018. Within Total other unallocated items, Unallocated corporate costs decreased by $2 million over the same period of fiscal 2018 primarily due to lower spending on corporate projects.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Reinforcement Materials Sales	$457	$387
Reinforcement Materials EBIT	$62	$62

Sales in Reinforcement Materials increased by $70 million in the first quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to a more favorable price and product mix (combined $76 million) and higher volumes ($5 million), partially offset by the unfavorable impact from foreign currency translation ($12 million). The favorable price and product mix impact was primarily due to price and mix improvements from calendar year 2018 customer agreements. Revenues for Reinforcement Materials also include a $2 million technology fee for capacity expansion under the terms of our Technology License Agreement with Manufacture Francaise des Pneumatiques Michelin for the use of our patented elastomer composite manufacturing process.

EBIT in Reinforcement Materials was flat in the first quarter of fiscal 2019 compared to the same period of fiscal 2018. The Reinforcement Materials segment benefitted from higher volumes and improved pricing and product mix from our 2018 customer agreements during the first quarter of fiscal 2019. The benefits in the quarter were offset by lower margins due to softer automotive demand, customer inventory destocking and a weaker environment in China.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Performance Additives Sales	$167	$159
Formulated Solutions Sales	64	70

Performance Chemicals Sales	$231	$229

Performance Chemicals EBIT	$36	$47

Sales in Performance Chemicals increased by $2 million in the first quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to a more favorable price and product mix (combined $14 million), partially offset by lower volumes ($7 million) and the unfavorable impact from foreign currency translation ($4 million). The favorable price and product mix were primarily due to price increases that were achieved after the first quarter of fiscal 2018 for the Performance Additives business while the decrease in volumes was primarily due to lower volumes from the Performance Additives business.

EBIT in Performance Chemicals decreased by $11 million compared to the first quarter of fiscal 2018 primarily due to lower volumes, lower margins and higher costs related to growth investments. Volumes decreased by 3% in the Performance Additives business and 2% in the Formulated Solutions business. Lower volumes were primarily due to declining raw material costs which led to customer destocking and the softer automotive demand in EMEA and China. Lower margins were largely driven by the impact of high cost specialty carbons inventory that moved through our supply chain during the first quarter. Costs related to growth investments are primarily for two new fumed silica plants that are scheduled to commence operations over the next twelve months.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Purification Solutions Sales	$65	$70
Purification Solutions EBIT	$(3)	$6

Sales in Purification Solutions decreased by $5 million in the first quarter of fiscal 2019 compared to the same period of fiscal 2018 due to a less favorable price and product mix (combined $3 million), lower volumes ($1 million) and the unfavorable impact from foreign currency translation ($1 million). The less favorable price and product mix was primarily due to the ongoing competitive pressures within the mercury removal application and other North American powdered activated carbon applications.

EBIT in Purification Solutions decreased by $9 million compared to the first quarter of fiscal 2018 largely due to the receipt of $5 million of royalty payments in the first fiscal quarter of 2018 that have since ended, and lower margins resulting from continued competitive intensity in mercury removal and other North American powdered activated carbon applications ($8 million), partially offset by lower costs ($2 million).

Specialty Fluids

Sales and EBIT for Specialty Fluids for the first quarter of fiscal 2019 and 2018 were as follows:

	Three Months Ended December 31
	2018	2017
	(In millions)
Specialty Fluids Sales	$19	$6
Specialty Fluid EBIT	$10	$(2)

Sales and EBIT in Specialty Fluids increased by $13 million and $12 million, respectively, in the first quarter of fiscal 2019 compared to the same period of fiscal 2018 primarily due to higher project activity.

Outlook

While we expect the first half of the fiscal year to be impacted by challenging short-term dynamics, such as customer inventory destocking and the unfavorable impact from a rapid decline in raw material costs, we anticipate EBIT to improve in both Reinforcement Materials and Performance Chemicals in the second half of our fiscal year. The expectation for improvement in the second half of the year is based on industry forecasts for stronger automotive production, indications that customer destocking is ending, and expectations for stabilization of raw material costs, which are expected to result in an increase in demand for our products, particularly in Europe and China, and an improvement in our margins. EBIT for the Purification Solutions segment is expected to improve as we progress through the year as we realize the benefits from our transformation plan. The Specialty Fluids segment is expected to be divested in the third fiscal quarter, after which we would no longer include profits for that segment in our results. Given the challenging short-term business conditions we are experiencing in the first half of fiscal 2019, we are also closely managing our costs and capital spending levels as well as customer pricing in this dynamic environment.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $281 million during the first three months of fiscal 2019, which was largely attributable to higher net working capital, share repurchases, the redemption of the preferred stock issued in the NHUMO, S.A. de C.V. (“NHUMO”) transaction and the refinancing of long-term debt with commercial paper. As of December 31, 2018, we had cash and cash equivalents of $142 million and borrowing availability under our revolving credit agreement of $503 million. Our revolving credit agreement supports our commercial paper program and may be used for working capital, letters of credit and other general corporate purposes.

At December 31, 2018, we were in compliance with all covenants under our revolving credit facility, including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We use commercial paper throughout the year to manage short-term U.S. cash needs. The commercial paper balance is generally reduced at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. The balance of commercial paper outstanding as of December 31, 2018 was $497 million. In the unusual event that additional funds are needed in the U.S., we have the ability to repatriate additional funds.

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

We issued $30 million of 7.42% medium term notes in fiscal 1999 that matured on December 11, 2018. We repaid these notes at maturity with a combination of cash on hand and commercial paper borrowings.

In November 2013, we purchased all of our joint venture partner’s common stock in the former NHUMO joint venture. At the close of the transaction, NHUMO issued redeemable preferred stock to the joint venture partner with a repurchase value of $25 million and a fixed dividend rate of 6% per annum. In November 2018, the preferred stock was repurchased for $25 million and a final dividend payment of approximately $1.4 million was made.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash used by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $39 million in the first three months of fiscal 2019 compared to $45 million of cash provided by operating activities during the same period of fiscal 2018.

Cash used by operating activities in the first three months of fiscal 2019 was driven primarily by an increase in Inventories of $83 million, a decrease in Accounts payable and accrued liabilities of $75 million and the non-cash impact of a decrease in our deferred tax provision of $23 million, which more than offset our net income of $77 million. Partially offsetting these cash outflows were a decrease in Accounts and notes receivable of $47 million and the non-cash impact of depreciation and amortization of $35 million.

Cash provided by operating activities in the first three months of fiscal 2018 was driven primarily by the non-cash impacts of depreciation and amortization of $39 million and an increase in our deferred tax provision of $186 million, which more than offset our net loss of $112 million. Partially offsetting these cash inflows was an increase in Accounts and notes receivable of $19 million and Inventories of $41 million.

Cash Flows from Investing Activities

In the three months ended December 31, 2018, investing activities consumed $54 million of cash, which was primarily driven by capital expenditures. These capital expenditures were for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals. In the three months ended December 31, 2017, investing activities consumed $101 million of cash which was primarily driven by $64 million of cash paid for our acquisition of Tech Blend, net of cash acquired of $1 million, and capital expenditures of $52 million.

Capital expenditures for fiscal 2019 are expected to be between $250 million and $275 million. Our planned capital spending program for fiscal 2019 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as expansion capital expenditures in Reinforcement Materials and Performance Chemicals.

Cash Flows from Financing Activities

Financing activities provided $74 million of cash in the first three months of fiscal 2019 compared to $36 million of cash consumed in the first three months of fiscal 2018. In the first three months of fiscal 2019, financing activities primarily consisted of $248 million of proceeds from the issuance of commercial paper, which was partially offset by share repurchases of $62 million, dividend payments to stockholders of $20 million, the repayment of $74 million of fixed rate debt and the redemption of $25 million of preferred stock held by our former NHUMO joint venture partner.

In the first three months of fiscal 2018, financing activities consisted of share repurchases of $16 million and dividend payments to stockholders of $20 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2018, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Reinforcement Materials	$263	$248	$141	$137	$130	$1,703	$2,622
Performance Chemicals	73	59	55	55	32	454	728
Purification Solutions	6	6	1	—	—	—	13
Specialty Fluids	15	—	—	—	—	—	15

Total	$357	$313	$197	$192	$162	$2,157	$3,378

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our volumes, demand for our products, fixed costs and margins; when we expect the purchase price for our purchase of NSCC Carbon to be payable and the upgrades of that plant to be completed; when we expect the sale of our Specialty Fluids business to be completed and the amount and timing of the non-cash impairment charge we expect to record in connection with the transaction; when we expect to complete the transfer of certain benefit plan obligations and our estimate of the additional settlement gain or loss that may be incurred as a result of such transfer; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities, restructuring initiatives and under our transformation plan for our Purification Solutions business; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2019; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; changes in environmental requirements in the U.S.; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; unanticipated disruptions or delays in plant operations or development projects; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; changes in global trade policies; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2018 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2018 does not differ materially from that discussed under Item 7A of our 2018 10-K.

Item 4. Controls and Procedures

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2018—October 31, 2018	262,822	$62.81	262,822	9,270,376
November 1, 2018—November 30, 2018	555,000	$48.92	555,000	8,715,376
December 1, 2018—December 31, 2018	272,031	$47.23	272,031	8,443,345

Total	1,089,853		1,089,853

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

(2)

Total number of shares purchased does not include 111,305 shares withheld to pay taxes on the vesting of equity awards made under the Company’s equity incentive plans or to pay the exercise price of options exercised during the period.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 3.1	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit 3.2	The By-laws of Cabot Corporation as amended January 8, 2016 (incorporated herein by reference to Exhibit 3.1 of Cabot Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, file reference 1-5667, filed with the SEC on February 5, 2016).

Exhibit 10.1*†	Cabot Corporation 2018 Short-Term Incentive Compensation Plan.

Exhibit 10.2*†	Summary of Compensation for Non-Employee Directors.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 7, 2019	By:	/S/ ERICA MCLAUGHLIN
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 7, 2019	By:	/S/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)