Form 10-Q
period 2019-06-30
CABOT CORP
filed 2019-08-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 57,782,998 shares of common stock, $1.00 par value per share, outstanding as of August 6, 2019.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net sales and other operating revenues	$845	$854	$2,510	$2,392
Cost of sales	675	657	1,996	1,831
Gross profit	170	197	514	561
Selling and administrative expenses	65	74	208	223
Research and technical expenses	16	17	47	48
Specialty Fluids loss on sale and asset impairment (Note D)	8	—	28	—
Purification Solutions long-lived assets impairment (Note F)	—	—	—	162
Purification Solutions goodwill impairment (Note F)	—	—	—	92
Income (loss) from operations	81	106	231	36
Interest and dividend income	2	2	6	8
Interest expense	(14)	(14)	(43)	(41)
Other income (expense)	—	1	(6)	13
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	69	95	188	16
(Provision) benefit for income taxes	(30)	4	(43)	(194)
Equity in earnings of affiliated companies, net of tax	1	—	1	2
Net income (loss)	40	99	146	(176)
Net income (loss) attributable to noncontrolling interests, net of tax	8	11	22	31
Net income (loss) attributable to Cabot Corporation	$32	$88	$124	$(207)

Weighted-average common shares outstanding:
Basic	58.2	61.8	59.1	61.8
Diluted	58.4	62.3	59.2	61.8

Earnings per common share:
Basic	$0.55	$1.41	$2.08	$(3.36)
Diluted	$0.55	$1.40	$2.08	$(3.36)

Dividends per common share	$0.35	$0.33	$1.01	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Net income (loss)	$40	$99	$146	$(176)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax (provision) benefit of $—, $(2), $(3) and $2	1	(109)	(15)	(50)
Unrealized holding gains (losses) arising during the period, net of tax (provision) benefit of $—, $—, $— and $—	—	(1)	—	(1)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax provision (benefit) of $—, $1, $1 and $1	(1)	(1)	(3)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax provision (benefit) of $1, $—, $— and $—	1	—	1	—
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	1	—	23	—
Other comprehensive income (loss)	2	(111)	6	(54)
Comprehensive income (loss)	42	(12)	152	(230)
Net income (loss) attributable to noncontrolling interests, net of tax	8	11	22	31
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(2)	(7)	—	—
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	6	4	22	31
Comprehensive income (loss) attributable to Cabot Corporation	$36	$(16)	$130	$(261)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2019	September 30, 2018
	(In millions)
Current assets:
Cash and cash equivalents	$147	$175
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $7	611	637
Inventories:
Raw materials	125	129
Work in process	—	3
Finished goods	340	329
Other	53	50
Total inventories	518	511
Prepaid expenses and other current assets	59	63
Total current assets	1,335	1,386
Property, plant and equipment, net	1,336	1,296
Goodwill	92	93
Equity affiliates	39	52
Intangible assets, net	100	98
Assets held for rent	—	118
Deferred income taxes	146	134
Other assets	71	67
Total assets	$3,119	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2019	September 30, 2018
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$84	$249
Accounts payable and accrued liabilities	553	613
Income taxes payable	3	29
Current portion of long-term debt	5	35
Redeemable preferred stock	—	26
Total current liabilities	645	952
Long-term debt	1,017	719
Deferred income taxes	40	42
Other liabilities	191	252
Commitments and contingencies (Note I)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 57,952,863 and 60,566,375 shares
Outstanding: 57,758,660 and 60,366,569 shares	58	61
Less cost of 194,203 and 199,806 shares of common treasury stock	(6)	(7)
Additional paid-in capital	—	—
Retained earnings	1,351	1,417
Accumulated other comprehensive income (loss)	(311)	(317)
Total Cabot Corporation stockholders' equity	1,092	1,154
Noncontrolling interests	134	125
Total stockholders' equity	1,226	1,279
Total liabilities and stockholders' equity	$3,119	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2019	2018
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$146	$(176)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	110	117
Specialty Fluids loss on sale and asset impairment	28	—
Impairment of investment in equity affiliate	11	—
Long-lived assets impairment charge	—	162
Goodwill impairment charge	—	92
Deferred tax provision (benefit)	(20)	131
Gain on sale of investments	—	(10)
Employee benefit plan settlement	6	—
Gain on sale of land	—	(11)
Equity in net income of affiliated companies	(1)	(2)
Non-cash compensation	11	16
Other non-cash (income) expense	(2)	14
Changes in assets and liabilities:
Accounts and notes receivable	6	(151)
Inventories	(14)	(77)
Prepaid expenses and other current assets	(1)	(6)
Accounts payable and accrued liabilities	(65)	40
Income taxes payable	(24)	2
Other liabilities	(27)	(6)
Cash dividends received from equity affiliates	2	8
Cash provided (used) by operating activities	166	143

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(155)	(167)
Proceeds from sale of business, net of cash held in escrow of $5 and $—	130	—
Cash paid for acquisition of business, net of cash acquired of $— and $1	(3)	(64)
Proceeds from sale of investments	—	11
Proceeds from sale of land	—	13
Change in assets held for rent	(8)	(5)
Other	3	1
Cash provided (used) by investing activities	(33)	(211)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	29	—
Repayments under financing arrangements	(18)	(1)
Increase in short-term borrowings, net	—	2
Proceeds from (repayments of) issuance of commercial paper, net	(176)	303
Proceeds from long-term debt, net of issuance costs	344	—
Repayments of long-term debt	(75)	(251)
Repayments of redeemable preferred stock	(25)	—
Purchases of common stock	(144)	(59)
Proceeds from sales of common stock	2	18
Cash dividends paid to noncontrolling interests	(23)	(21)
Cash dividends paid to common stockholders	(60)	(60)
Cash provided (used) by financing activities	(146)	(69)
Effects of exchange rate changes on cash	(15)	(12)
Increase (decrease) in cash and cash equivalents	(28)	(149)
Cash and cash equivalents at beginning of period	175	280
Cash and cash equivalents at end of period	$147	$131

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2018	60,367	$54	$—	$1,417	$(317)	$1,154	$125	$1,279
Net income (loss)				69		69	8	77
Total other comprehensive income (loss)					(3)	(3)	—	(3)
Cash dividends paid:
Common stock, $0.33 per share				(20)		(20)	—	(20)
Issuance of stock under equity compensation plans	344	—	—			—		—
Amortization of share-based compensation			5			5		5
Purchase and retirement of common stock	(1,201)	(1)	(5)	(56)		(62)		(62)
Balance at December 31, 2018	59,510	53	—	1,410	(320)	1,143	133	1,276
Net income (loss)				23		23	6	29
Total other comprehensive income (loss)					5	5	2	7
Cash dividends declared to noncontrolling interests							(13)	(13)
Cash dividends paid:
Common stock, $0.33 per share				(20)		(20)		(20)
Issuance of stock under equity compensation plans	41	1	—			1		1
Amortization of share-based compensation			2			2		2
Purchase and retirement of common stock	(1,101)	(2)	(2)	(46)		(50)		(50)
Balance at March 31, 2019	58,450	$52	$—	$1,367	$(315)	$1,104	$128	$1,232
Net income (loss)				32		32	8	40
Total other comprehensive income (loss)					4	4	(2)	2
Cash dividends declared to noncontrolling interests						—	—	—
Cash dividends paid:						—	—	—
Common stock, $0.35 per share				(20)		(20)		(20)
Issuance of stock under equity compensation plans	56	—	—			—		—
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(747)	—	(4)	(28)		(32)		(32)
Balance at June 30, 2019	57,759	$52	$—	$1,351	$(311)	$1,092	$134	$1,226

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2017	61,884	$56	$—	$1,707	$(259)	$1,504	$121	$1,625
Net income (loss)				(122)		(122)	10	(112)
Total other comprehensive income (loss)					(4)	(4)	3	(1)
Cash dividends paid:
Common stock, $0.315 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(10)	(10)
Issuance of stock under equity compensation plans	178	—	—			—		—
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(265)	—	(6)	(10)		(16)		(16)
Balance at December 31, 2017	61,797	56	—	1,555	(263)	1,348	124	1,472
Net income (loss)				(173)		(173)	10	(163)
Total other comprehensive income (loss)					54	54	4	58
Cash dividends paid:
Common stock, $0.315 per share				(19)		(19)		(19)
Cash dividends declared to noncontrolling interests							(11)	(11)
Issuance of stock under equity compensation plans	30	—	1			1		1
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(8)	(1)	(7)	7		(1)		(1)
Balance at March 31, 2018	61,819	$55	$—	$1,370	$(209)	$1,216	$127	$1,343
Net income (loss)				88		88	11	99
Total other comprehensive income (loss)					(104)	(104)	(7)	(111)
Cash dividends paid:
Common stock, $0.33 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests							(1)	(1)
Issuance of stock under equity compensation plans	421	—	16			16		16
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(681)	—	(20)	(20)		(40)		(40)
Balance at June 30, 2018	61,559	$55	$—	$1,417	$(313)	$1,159	$130	$1,289

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2019 and 2018. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

Effective October 1, 2018, the Company realigned its business reporting structure under the Performance Chemicals segment and now combines its specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and its specialty compounds and inkjet product lines into the Formulated Solutions business. Prior period Performance Chemicals segment revenue results have been recast to reflect the realignment.

In January 2019, the Company entered into an agreement to sell its Specialty Fluids business to Sinomine (Hong Kong) Rare Metals Resources Co. Limited, a wholly owned subsidiary of Sinomine Resource Group Co., Ltd. (“Sinomine”). The sale of the Specialty Fluids business closed in June 2019 and does not meet the criteria to be reported as a discontinued operation. Therefore, prior periods’ consolidated financial statements and disclosures have not been recast. Refer to Note D for further details regarding the sale of the Specialty Fluids business.

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

Revenue in the Specialty Fluids segment arose primarily from the rental of cesium formate. This revenue was recognized throughout the rental period based on the contracted rental terms. Customers were also billed and revenue was recognized, typically at the end of the rental period, for cesium formate product that was not returned. The Company also generated revenues from cesium formate sold outside of the rental process and from the sale of fine cesium chemicals. This revenue was recognized when control of the product transferred to the customer, which was typically upon delivery of the product.

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

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides and specialty compounds product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of June 30, 2019.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Based on the Company’s most recent annual goodwill impairment test performed as of May 31, 2019, the fair values of the Reinforcement Materials, Fumed Metal Oxides and Specialty Compounds reporting units were substantially in excess of their carrying values. Refer to Note F for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded in the second quarter of fiscal 2018.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable fair value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separately identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset. Refer to Note F regarding the results of the recoverability test performed on the long-lived assets of the Purification Solutions segment and the resulting impairment charge recorded in the second quarter of fiscal 2018.

The Company continues to pursue strategic options for its Purification Solutions business. Depending on the actions taken, there could be a negative impact on the fair value of the Purification Solutions reporting unit, which may lead to further impairment.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. The cost of Specialty Fluids inventories that were classified as assets held for rent was determined using the average cost method. The cost of all other inventories is determined using the FIFO method.

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

The adoption of this standard did not have an impact on how the Company recognizes revenue. As such, an adjustment to opening retained earnings was not required. The Company implemented the updates that were necessary to its revenue recognition policy, internal controls, processes and financial statement disclosures as part of this adoption. The updated disclosures are reflected under the heading “Revenue Recognition” within Note B and the Company’s disaggregated revenue is reflected within Note P.

In addition, as part of an assessment performed in connection with adopting this standard, the Company reviewed its classification of by-product sales, which consist of sales generated from the production of steam or electricity from the Company's energy centers primarily from its carbon black manufacturing sites and sales of hydrochloric acid generated from the production of fumed silica. Historically, the Company presented by-product sales as a reduction of Cost of sales within the Consolidated Statement of Operations. However, upon further evaluation of these sales in connection with the implementation of this standard, the Company determined that it is appropriate to present by-product sales as Net sales and other operating revenues. Effective October 1, 2018, these sales are now included within Net sales and other operating revenues in the Consolidated Statement of Operations. This change did not result in a cumulative adjustment to opening retained earnings as it is a classification change within the Consolidated Statement of Operations. If the Company had continued to classify by-product sales within Cost of sales, there would have been a decrease to Net sales and other operating revenues and Cost of sales of $18 million and $58 million for the three and nine months ended June 30, 2019, respectively.

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

Consolidated Statements of Operations	Three Months Ended June 30			Nine Months Ended June 30
	2018			2018
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
	(In millions, except per share amounts)
Cost of sales	$654	$3	$657	$1,824	$7	$1,831
Gross profit	$200	$(3)	$197	$568	$(7)	$561
Selling and administrative expenses	$74	$—	$74	$221	$2	$223
Research and technical expenses	$17	$—	$17	$48	$—	$48
Income (loss) from operations	$109	$(3)	$106	$45	$(9)	$36
Other income (expense)	$(2)	$3	$1	$4	$9	$13

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

Recent Accounting Pronouncements

In February 2016, the FASB issued a new standard for the accounting for leases. This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements. The Company expects to adopt the standard on October 1, 2019 using the modified retrospective optional transition method, in which case prior periods presented will not be restated. The Company intends to elect the package of practical expedients, which, among other things, permits the Company to not reassess the identification, classification and initial direct costs of leases commencing before the October 1, 2019 effective date and not include short-term leases on the balance sheet. The Company has established a project plan and implementation team that is analyzing the current portfolio of leases to determine the impact of adopting this new standard. The implementation team is also responsible for evaluating and designing the necessary changes to the Company’s business processes, lease policies, systems and internal controls to support recognition and disclosure under the new guidance.

In June 2016, the FASB issued a new standard on measurement of credit losses. The standard introduces a new "expected loss" impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. The new standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The Company does not expect the adoption of this standard to materially impact the Company’s consolidated financial statements.

In February 2018, the FASB issued a new standard that allows entities to reclassify from AOCI to Retained earnings stranded tax effects resulting from changes made as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). The amendments in this new standard also require certain disclosures about stranded tax effects. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company is evaluating this standard and the timing of its adoption. The Company does not expect the adoption of this standard to materially impact the Company’s consolidated financial statements.

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

NSCC Carbon (Jiangsu) Co. Ltd

In September 2018, the Company acquired NSCC Carbon, a carbon black manufacturing facility in Pizhou, Jiangsu Province, China for a purchase price of $8 million. The purchase price is payable upon satisfaction of certain conditions that are expected to be satisfied within the 2019 calendar year and is recorded within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company plans to modify this facility to produce specialty carbons. The plant is temporarily mothballed. The modifications are expected to be completed, and production is expected to commence, in 2021. During the three and nine months ended June 30, 2019 the Company has incurred $1 million and $4 million, respectively, of transition-related costs related to this acquisition.

Other Acquisition

In June 2019, the Company acquired a customer list, intellectual property, and trade names from a leading masterbatch producer in Asia. The total purchase price of $3 million was allocated to customer relationships and is presented in Intangible assets, net on the Consolidated Balance Sheets. The acquisition extends the Company’s global footprint in black and white masterbatch in the Specialty Compounds business.

Note D. Sale of the Specialty Fluids Business

In June 2019, the Company completed the sale of its Specialty Fluids business, an operating segment of the Company, to Sinomine for total proceeds of $133 million, net of $2 million cash transferred, subject to customary post-closing adjustments that are not expected to be material. Five million dollars of the proceeds are being held in escrow, and are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets, pending the issuance of a Certificate of Compliance by the Canada Revenue Agency related to withholding tax on taxable Canadian property.

The Company recognized a pre-tax loss on the sale of the Specialty Fluids business of $8 million in the third quarter of fiscal 2019 and a $20 million impairment charge during the second quarter of fiscal 2019. The sale of the Specialty Fluids business does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift for the Company, and has no major effect on operations.

As part of the sale, the Company may receive additional cash royalties of up to $5 million for lithium products, payable over a ten-year period.

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2019		2018		2019		2018
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	1	1	1	2	—	—	1	—
Expected return on plan assets	(2)	(2)	(3)	(4)	—	—	—	—
Amortization of prior service cost (credit)	—	2	—	—	—	—	(1)	—
Amortization of actuarial loss	—	1	—	1	(1)	—	—	—
Settlement and curtailment gain	—	—	—	—	—	—	—	—
Net periodic benefit (credit) cost	$—	$4	$(1)	$1	$(1)	$—	$—	$—

	Nine Months Ended June 30
	2019		2018		2019		2018
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$5	$1	$6	$—	$—	$—	$—
Interest cost	4	4	3	6	1	—	1	—
Expected return on plan assets	(7)	(8)	(8)	(11)	—	—	—	—
Amortization of prior service cost (credit)	—	2	—	—	(1)	—	(2)	—
Amortization of actuarial loss	—	2	—	2	(1)	—	—	—
Settlement and curtailment gain	—	(6)	—	—	—	—	—	—
Net periodic benefit (credit) cost	$(2)	$(1)	$(4)	$3	$(1)	$—	$(1)	$—

In the third quarter of fiscal 2019, the Company adjusted the assumptions in its U.K. plan to calculate accrued benefits for a portion of the plan’s participants. As a result of this change, a prior service cost of $2 million was recorded in Other income (expense) in the Consolidated Statement of Operations.

Curtailments and Settlements of Employee Benefit Plans

In December 2018, the Company transferred the majority of the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This action moved the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. As a result of the transfer, there was a $30 million reduction in net pension obligations associated with the plan, and a pre-tax gain of $6 million was recorded in the first quarter of fiscal 2019, which is included in Other income (expense) in the Consolidated Statement of Operations. The pre-tax gain consisted of a curtailment credit of less than $1 million for the accelerated recognition of prior service credit and a settlement credit of $5 million for the accelerated recognition of the unrecognized gain upon the transfer of the assets. As of June 30, 2019, approximately $1 million of plan assets remain to be transferred. Such assets are expected to be transferred by the end of fiscal 2019 and such transfer may result in an additional immaterial settlement gain or loss. In addition, as part of the transfer the Company recorded a $3 million charge in the first quarter of fiscal 2019 for the Company’s agreement to fund the actuarial loss gap between the terminated plan and the multi-employer plan, which will be paid over the next five years. This charge is included Other income (expense) in the Consolidated Statement of Operations and the liability is included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheet.

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

In the second quarter of fiscal 2018, the Purification Solutions reporting unit had experienced market share losses, lower customer demand and declining prices in the mercury removal and North America powdered activated carbon applications, which led the Company to reassess its previous estimates for expected growth in volumes, prices and margins in the reporting unit. Due to the revised forecasts at the time, the Company performed a quantitative goodwill impairment test and determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value, resulting in a goodwill impairment charge of $92 million.

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

Additionally, the Company recorded a tax benefit related to the impairment charges of $30 million in the second quarter of fiscal 2018, which was subsequently reduced by $1 million after the impairment charges by tax jurisdictions were finalized.

G. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine month period ended June 30, 2019 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2018	$52	$41	$93
Foreign currency impact	(1)	—	(1)
Balance at June 30, 2019	$51	$41	$92

The following table provides information regarding the Company’s intangible assets:

	June 30, 2019			September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$51	$(4)	$47	$52	$(2)	$50
Trademarks	8	—	8	8	—	8
Customer relationships	58	(13)	45	51	(11)	40
Total intangible assets	$117	$(17)	$100	$111	$(13)	$98

Intangible assets are amortized over their estimated useful lives, which range between twelve and twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for both three month periods ended June 30, 2019 and 2018 was $1 million and is included in Cost of sales, Selling and administrative expenses, and research and technical expenses in the Consolidated Statements of Operations. Amortization expense for the nine month periods ended June 30, 2019 and 2018 was $4 million and $6 million, respectively, and is included in Cost of sales, Selling and administrative expenses, and research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

H. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2018, attributable to Cabot Corporation	$(266)	$1	$(52)	$(317)
Other comprehensive income (loss) before reclassifications	(24)	—	30	6
Amounts reclassified from AOCI	(1)	—	(8)	(9)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Balance at December 31, 2018, attributable to Cabot Corporation	$(291)	$1	$(30)	$(320)
Other comprehensive income (loss) before reclassifications	8	—	1	9
Amounts reclassified from AOCI	(1)	—	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	—	2
Balance at March 31, 2019, attributable to Cabot Corporation	(286)	1	(30)	(315)
Other comprehensive income (loss) before reclassifications	1	—	(1)	—
Amounts reclassified from AOCI	—	—	2	2
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	—	(2)
Balance at June 30, 2019, attributable to Cabot Corporation	$(283)	$1	$(29)	$(311)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three and nine months ended June 30, 2019 and 2018 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2019	2018	2019	2018
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(2)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	$—	$—	$1	$—
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note E for details	—	1	1	2
Amortization of prior service cost (credit)	Net Periodic Benefit Cost - see Note E for details	2	(1)	1	(2)
Settlement and curtailment gain	Net Periodic Benefit Cost - see Note E for details	—	—	(6)	—
Total before tax		1	(2)	(7)	(4)
Tax impact	Provision (benefit) for income taxes	1	1	(2)	1
Total after tax		$2	$(1)	$(9)	$(3)

I. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. For these purchase commitments, the amounts included in the table below are based on market prices at June 30, 2019, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Reinforcement Materials	$100	$251	$139	$131	$123	$1,584	$2,328
Performance Chemicals	27	63	59	57	34	510	750
Purification Solutions	1	6	1	—	—	—	8
Total	$128	$320	$199	$188	$157	$2,094	$3,086

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

Environmental Matters

As of June 30, 2019 and September 30, 2018, Cabot had $14 million and $15 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

Cash payments related to these environmental matters were $1 million and $2 million in the first nine months of fiscal 2019 and fiscal 2018, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of June 30, 2019, and September 30, 2018, there were approximately 36,000 and 35,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the settlement of respirator claims, (ix) a change in the availability of insurance coverage maintained by certain of the parties that contribute to the settlement of respirator claims, or the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be larger than the reserved amount.

At June 30, 2019 and September 30, 2018, the reserve to cover the Company’s expected share of liability for existing and future respirator liability claims was $21 million and $25 million, respectively. The Company made payments related to its respirator liability of $4 million and $1 million in the first nine months of fiscal 2019 and fiscal 2018, respectively.

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

J. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(Dollars in millions)
(Provision) benefit for income taxes	$(30)	$4	$(43)	$(194)
Effective tax rate	43%	(3)%	23%	1202%

For the three and nine months ended June 30, 2019, the tax (provision) benefit included a net discrete tax expense of $13 million and a net discrete tax benefit of $11 million, respectively. Of these amounts, a net tax expense of $17 million and zero, respectively, are related to U.S. tax reform legislation described below. For the three and nine months ended June 30, 2018, the tax (provision) benefit included a net discrete tax benefit of $23 million and a net discrete tax expense of $139 million, respectively. Of these amounts, a net tax benefit of $4 million and a net tax expense of $185 million, respectively, are related to U.S. tax reform legislation described below.

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting the Company, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime for foreign earnings, in transitioning to this participation exemption regime, Cabot was also subject, during fiscal 2018, to a one-time tax on the deemed repatriation of certain foreign earnings (the “transition tax”).

As provided in Staff Accounting Bulletin 118 (“SAB 118”), the Company made certain final adjustments during the first quarter of fiscal 2019, including, in particular, the recording of a $17 million tax benefit related to the U.S. taxation of deemed foreign dividends in the transition fiscal year. During the quarter ended June 30, 2019, the U.S. Department of the Treasury issued final regulations denying fiscal year taxpayers the ability to claim a deduction for the gross-up portion of foreign dividends attributable to the transition tax. As a result, the Company reversed the original benefit resulting in an additional tax expense of $17 million in the third quarter of fiscal 2019 related to the U.S. taxation of deemed foreign dividends in the transition fiscal year.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2017 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2002 through 2017 remain subject to examination by their respective tax authorities. As of June 30, 2019, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

During the three and nine months ended June 30, 2019, Cabot released uncertain tax positions of $1 million and $9 million, respectively, due to audit settlements and the expiration of statutes of limitations in various jurisdictions. During the three months ended June 30, 2018, Cabot did not release any uncertain tax positions. During the nine months ended June 30, 2018, Cabot released uncertain tax positions of $2 million due to the expiration of statutes of limitations in various jurisdictions.

K. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$32	$88	$124	$(207)
Less: Undistributed earnings allocated to participating securities(1)	—	—	—	—
Earnings (loss) allocated to common shareholders (numerator)	$32	$88	$124	$(207)

Weighted average common shares and participating securities outstanding	59.0	62.5	59.9	62.5
Less: Participating securities(1)	0.8	0.7	0.8	0.7
Adjusted weighted average common shares (denominator)	58.2	61.8	59.1	61.8

Earnings (loss) per common share - basic:	$0.55	$1.41	$2.08	$(3.36)

Diluted EPS:
Earnings (loss) allocated to common shareholders	$32	$88	$124	$(207)
Plus: Earnings (loss) allocated to participating securities	—	1	1	1
Less: Adjusted earnings allocated to participating securities(2)	—	1	1	1
Earnings (loss) allocated to common shareholders (numerator)	$32	$88	$124	$(207)

Adjusted weighted average common shares outstanding	58.2	61.8	59.1	61.8
Effect of dilutive securities:
Common shares issuable(3)	0.2	0.5	0.1	—
Adjusted weighted average common shares (denominator)	58.4	62.3	59.2	61.8

Earnings (loss) per common share - diluted:	$0.55	$1.40	$2.08	$(3.36)

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$32	$88	$124	$(207)
Less: Dividends declared on common stock	20	21	60	60
Undistributed earnings (loss)	$12	$67	$64	$(267)

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$12	$67	$64	$(267)
Undistributed earnings (loss)	$12	$67	$64	$(267)

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based restricted stock unit awards issued before fiscal 2017 under Cabot’s equity incentive plans using the treasury stock method. For the three and nine months ended June 30, 2019, 983,081 and 945,246 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2018, 260,630 and 799,163 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

L. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and nine months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Cost of sales	$2	$1	$7	$(8)
Selling and administrative expenses	2	—	8	1
Total	$4	$1	$15	$(7)

Details of all restructuring activities and the related reserves during the three and nine months ended June 30, 2019 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2018	$1	$4	$—	$—	$5
Charges (gain)	7	—	1	1	9
Costs charged against assets / (liabilities)	—	1	(1)	—	—
Cash paid	(1)	—	—	(1)	(2)
Reserve at December 31, 2018	7	5	—	—	12
Charges (gain)	1	—	—	1	2
Costs charged against assets / (liabilities)	—	—	—	—	—
Cash paid	(1)	—	—	(1)	(2)
Reserve at March 31, 2019	7	5	—	—	12
Charges (gain)	2	—	1	1	4
Costs charged against assets / (liabilities)	—	—	(1)		(1)
Cash paid	(2)	—	—	(1)	(3)
Reserve at June 30, 2019	$7	$5	$—	$—	$12

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Purification Solutions Transformation Plan

In December 2018, the Company began implementation of a transformation plan to improve the long-term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. The Company recorded charges of less than $1 million of severance costs related to this plan in the three months ended June 30, 2019 and recorded charges of approximately $9 million related to this plan in the nine months ended June 30, 2019, comprised of approximately $8 million of severance costs and $1 million of professional fees. The Company expects to record cash charges of approximately $1 million in the remainder of fiscal 2019 and thereafter for additional restructuring charges related to this plan. Cabot paid approximately $2 million and $4 million related to these activities in the three and nine months ended June 30, 2019, respectively, and expects to pay approximately $6 million in the remainder of fiscal 2019 and thereafter. As of June 30, 2019, Cabot had $5 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

2016 Plan

As part the Company’s 2016 restructuring plan, the Company ceased operations at its carbon black manufacturing facility in Merak, Indonesia in January 2016 and completed the sale of the land on which the facility was located in the second quarter of fiscal 2018 for cash consideration totaling approximately $13 million, resulting in a net pre-tax gain of approximately $11 million recorded to Cost of sales in the Company’s Consolidated Statements of Operations.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2019 or 2018.

At June 30, 2019 and September 30, 2018, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2019 and September 30, 2018, the fair value of these derivatives was a net liability of $8 million and $18 million, respectively, and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both June 30, 2019 and September 30, 2018, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2019 and September 30, 2018, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1,018 million and $1,077 million, respectively, as of June 30, 2019, and $747 million and $742 million, respectively, as of September 30, 2018. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

In May 2019, several subsidiaries entered into a revolving credit agreement with a loan commitment not to exceed 300 million Euros. The amount available for borrowing under this revolving credit agreement was $294 million as of June 30, 2019. The revolving credit agreement, which matures on May 22, 2024 or earlier upon maturity of the Company’s $1 billion unsecured revolving credit agreement, may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of the Company’s foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company. The Company paid debt issuance costs of $1 million upon entering the agreement, which are being amortized over the life of the revolver.

In June 2019, Cabot issued $300 million in registered, unsecured, notes with a coupon of 4% that mature on July 1, 2029. Interest is payable under the notes semi-annually on January 1 and July 1 commencing in 2020. The net proceeds of this offering were $296 million after deducting discounts and issuance costs of $1 million and $3 million, respectively, which were paid at issuance and are being amortized over the life of the notes.

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

The following table provides details of the derivatives held as of June 30, 2019 and September 30, 2018 to manage foreign currency risk.

Notional Amount
Description	Borrowing	June 30, 2019	September 30, 2018	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 28 million	USD 18 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in the Canadian dollar, Indonesian rupiah and Czech koruna.

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

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of June 30, 2019, the fair value of these swaps was a net liability of $8 million and was included in Prepaid expenses and other current assets and Other liabilities and the cumulative loss of $5 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2018, the fair value of these swaps was a net liability of $18 million and was included in Prepaid expenses and other current assets and Other Liabilities and the cumulative loss of $14 million was included in AOCI on the Consolidated Balance Sheets.

The following tables summarize the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended June 30
	2019	2018	2019	2018	2019	2018
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$(1)	$10	$(1)	$(2)	$—	$—

	Nine Months Ended June 30
	2019	2018	2019	2018	2019	2018
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$12	$(3)	$(4)	$(4)	$1	$1

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

At June 30, 2019, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Accounts payable and accrued liabilities, and Prepaid expenses and other current assets on the Consolidated Balance Sheets. At September 30, 2018, the fair value of derivative instruments not designated as hedges were immaterial and were presented in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The Company’s income from operations has not been significantly impacted from this change because the operating entity’s sales and a portion of its raw material purchases were already denominated in U.S. dollars. For the three and nine months ended June 30, 2019, the operating entity’s net revenue represented approximately 3% and 2%, respectively, of Cabot’s total net revenue.

The operating entity’s assets and liabilities held in local currency, which consist primarily of cash and cash equivalents, inventories, property, plant and equipment and accounts payable and accrued liabilities, made up less than 2% of Cabot’s total assets and total liabilities as of both June 30, 2019 and September 30, 2018. Changes in the Argentine peso exchange rate will result in foreign currency exchange gains or losses on the operating entity’s peso-denominated monetary assets and liabilities. For the three and nine months ended June 30, 2019, the Company recorded a net gain of less than $1 million and a net loss of $1 million, respectively, within Other (income) expense in the Consolidated Statements of Operations, which reflects the remeasurement of the operating entity’s net monetary liabilities denominated in Argentine pesos using an exchange rate of 42.7 Argentine pesos to the U.S. dollar at June 30, 2019.

The Company will continue to monitor the developments in Argentina and their potential impact on the operating entity’s operations or carrying value.

Venezuela

Cabot owns 49% of a carbon black operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. While the operating entity has historically been profitable, it has not been operational in recent periods due to a lack of available raw materials, which is expected to continue for the foreseeable future. As such, in the second quarter of fiscal 2019, the Company performed an impairment analysis and determined that the decrease in fair value of the Venezuelan equity investment is other-than-temporary and that the investment is fully impaired. The Company recorded an impairment charge of $11 million in the second quarter of fiscal 2019, which is included in Other income (expense) within the Consolidated Statement of Operations.

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

During the third quarter of fiscal 2019, the Company had four reportable segments: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. The Specialty Fluids business was divested as of June 28, 2019 and since that time Cabot has been organized into the three remaining reportable business segments.

The Reinforcement Materials segment consists of the rubber blacks and elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and nine months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Performance Additives	$172	$188	$518	$524
Formulated Solutions	79	86	218	247
Performance Chemicals	$251	$274	$736	$771

The Purification Solutions segment consists of the Company’s activated carbon business, and the Specialty Fluids segment included the cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2019
Revenues from external customers(2)	$461	$251	$73	$13	$798	$47	$845
Income (loss) from continuing operations before income taxes(3)	$72	$37	$1	$2	$112	$(43)	$69

Three Months Ended June 30, 2018
Revenues from external customers(2)	$466	$274	$70	$12	$822	$32	$854
Income (loss) from continuing operations before income taxes(3)	$74	$56	$(6)	$3	$127	$(32)	$95

Nine Months Ended June 30, 2019
Revenues from external customers(2)	$1,363	$736	$210	$56	$2,365	$145	$2,510
Income (loss) from continuing operations before income taxes(3)	$195	$111	$(1)	$24	$329	$(141)	$188

Nine Months Ended June 30, 2018
Revenues from external customers(2)	$1,307	$771	$206	$24	$2,308	$84	$2,392
Income (loss) from continuing operations before income taxes(3)	$215	$160	$(6)	$(2)	$367	$(351)	$16

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

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(3)	$(2)	$(9)	$(10)
Shipping and handling fees	32	34	96	94
By-product sales(a)	18	—	58	—
Total	$47	$32	$145	$84

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

(3)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Interest expense	$(14)	$(14)	$(43)	$(41)
Certain items(a)
Specialty Fluids loss on sale and asset impairment charge (Note D)	(8)	—	(28)	—
Equity affiliate investment impairment charge (Note O)	—	—	(11)	—
Purification Solutions goodwill and long-lived assets impairment charge (Note F)	—	—	—	(254)
Inventory reserve adjustment (Note F)	—	—	—	(13)
Global restructuring activities (Note L)	(4)	(1)	(15)	7
Legal and environmental matters and reserves	—	—	(1)	(6)
Gains (losses) on sale of investments	—	—	—	10
Acquisition and integration-related charges	(1)	—	(5)	(1)
Other	(1)	(2)	(1)	(3)
Total certain items, pre-tax	(14)	(3)	(61)	(260)
Unallocated corporate costs(b)	(14)	(15)	(39)	(45)
General unallocated income (expense)(c)	—	—	3	(3)
Less: Equity in earnings of affiliated companies, net of tax(d)	1	—	1	2
Total	$(43)	$(32)	$(141)	$(351)

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

	Three Months Ended June 30, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$179	$69	$33	$2	$283
Asia Pacific	191	93	10	—	294
Europe, Middle East and Africa	91	89	30	11	221
Segment revenues from external customers	461	251	73	13	798
Unallocated and other					47
Net sales and other operating revenues					$845

	Nine Months Ended June 30, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$515	$222	$93	$6	$836
Asia Pacific	573	253	26	1	853
Europe, Middle East and Africa	275	261	91	49	676
Segment revenues from external customers	1,363	736	210	56	2,365
Unallocated and other					145
Net sales and other operating revenues					$2,510

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue in the Specialty Fluids segment arose primarily from the rental of cesium formate. This revenue was recognized throughout the rental period based on the contracted rental terms. Customers were also billed and revenue was recognized, typically at the end of the rental period, for cesium formate product that was not returned. We also generated revenues from cesium formate sold outside of the rental process and from the sale of fine cesium chemicals. This revenue was recognized when control of the product transferred to the customer, which was typically upon delivery of the product.

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

Results of Operations

Cabot was organized into four reportable business segments through June 28, 2019: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. The Specialty Fluids business was divested as of June 28, 2019 and since that time Cabot has been organized into the three remaining reportable business segments. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. The discussions of our results of operations for the periods presented reflect these structures. In October 2018, the Company realigned its business reporting structure under the Performance Chemicals segment and now combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and the specialty compounds and inkjet product lines into the Formulated Solutions business. Prior period Performance Chemicals Segment revenue results have been recast to reflect the realignment.

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

Our discussion under the heading “(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our historical and expected “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: (i) unusual or infrequent items, such as a significant release or establishment of a valuation allowance, (ii) items related to uncertain tax positions, such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and (iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. When the tax impact of a certain item is also a discrete tax item, it is classified as a certain item for our definition of operating tax rate. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Third Quarter and First Nine Months of Fiscal 2019 versus Third Quarter and First Nine Months of Fiscal 2018—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our four reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Third Quarter of Fiscal 2019 versus Third Quarter of Fiscal 2018—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

•	Gains (losses) on sale of investments, which primarily relate to the sale of investments accounted for using the cost method.
•	Gains (losses) on sale of businesses.
•	Non-recurring gains (losses) on foreign exchange, which primarily relate to the impact of controlled currency devaluations on our net monetary assets denominated in that currency.
•	Executive transition costs, which include incremental charges, including stock compensation charges, associated with the retirement or termination of employment of senior executives of the Company.

Overview

During the third quarter of fiscal 2019, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the third quarter of fiscal 2018. The decrease reflects the decrease in Total Segment EBIT of $15 million driven by lower margins in Performance Chemicals due to the unfavorable impact to margins in China and Europe from a combination of weaker pricing due to softening automotive production and a less favorable product and regional mix. The decrease also reflects the $8 million loss on sale of the Specialty Fluids business recorded in the third quarter of fiscal 2019.

Third Quarter of Fiscal 2019 versus Third Quarter of Fiscal 2018—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Net sales and other operating revenues	$845	$854	$2,510	$2,392
Gross profit	$170	$197	$514	$561

The $9 million decrease in net sales in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily driven by the unfavorable impact from foreign currency translation ($32 million) and lower volumes ($15 million), partially offset by a more favorable price and product mix (combined $22 million) and the impact of the change in classification of by-product sales, effective October 1, 2018, from a reduction of Cost of sales to an inclusion in Net sales and other operating revenues ($18 million). For the first nine months of fiscal 2019, net sales increased $118 million compared to the first nine months of fiscal 2018 primarily due to a more favorable price and product mix (combined $146 million) predominantly in Reinforcement Materials, partially offset by the unfavorable impact from foreign currency translation ($77 million) and lower volumes ($15 million). Net sales were also impacted by the change in classification of by-product sales, effective October 1, 2018, from a reduction of Cost of sales to an inclusion in Net sales and other operating revenues ($58 million).

Gross profit decreased by $27 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, primarily due to lower volumes and lower unit margins in Performance Chemicals. Lower volumes and lower unit margins were caused by softer automotive production and less favorable mix. For the first nine months of fiscal 2019, gross profit decreased by $47 million primarily due to lower volumes and lower unit margins in Reinforcement Materials and Performance Chemicals, partially offset by higher project activity from the Specialty Fluids segment.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Selling and administrative expenses	$65	$74	$208	$223

Selling and administrative expenses decreased by $9 million and $15 million in the third quarter and first nine months of fiscal 2019 compared to the same periods of fiscal 2018, primarily due to lower incentive compensation and discretionary spending, partially offset by restructuring charges.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Research and technical expenses	$16	$17	$47	$48

Research and technical expenses decreased by $1 million in both the third quarter of fiscal 2019 and first nine months of fiscal 2019 compared to the same periods of fiscal 2018, due to efforts to reduce costs in the current fiscal year.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Interest and dividend income	$2	$2	$6	$8
Interest expense	$(14)	$(14)	$(43)	$(41)
Other income (expense)	$—	$1	$(6)	$13

Interest and dividend income remained consistent in the third quarter of fiscal 2019 compared to the same period of fiscal 2018. For the nine months ended June 30, 2019, Interest and dividend income decreased by $2 million compared to the same period for fiscal 2018 primarily due to lower cash balances.

Interest expense remained consistent in the third quarter of fiscal 2019 compared to the same period of fiscal 2018. For the nine months ended June 30, 2019, Interest expense increased by $2 million compared to the same period of fiscal 2018 primarily due to higher commercial paper balances and higher interest rates.

Other income (expense) changed by $1 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, primarily due to higher pension costs. For the nine months ended June 30, 2019, Other income (expense) changed by $19 million compared to the same period of fiscal 2018 due to the impairment charge related to our investment in our Venezuelan equity affiliate in the second quarter of fiscal 2019 and a gain on the sale of cost method investments in fiscal 2018 that did not reoccur in fiscal 2019, partially offset by the favorable impact of foreign currency translation.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(Dollars in millions)
(Provision) benefit for income taxes	$(30)	$4	$(43)	$(194)

Effective tax rate	43%	(3)%	23%	1202%
Impact of discrete tax items(1):
Unusual or infrequent items	(22)%	3%	3%	(1143)%
Items related to uncertain tax positions	—%	(1)%	2%	(13)%
Other discrete tax items	4%	23%	—%	136%
Impact of certain items	(2)%	(1)%	(5)%	(161)%
Operating tax rate	23%	21%	23%	21%

(1)

For the three and nine months ended June 30, 2019, Impact of discrete tax items included a net discrete tax expense of $14 million and a net discrete tax benefit of $10 million, respectively. For the three and nine months ended June 30, 2018, Impact of discrete tax items included a net discrete tax benefit of $26 million and a net discrete tax expense of $164 million, respectively. The nature of the discrete tax items for the periods ended June 30, 2019 and 2018 were as follows:

(a)

Unusual or infrequent items during the three and nine months ended June 30, 2019 and 2018 consisted of the net tax impacts of the Tax Cuts and Jobs Act of 2017 (the “Act”) (net tax expense of $17 million and zero and net tax benefit of $4 million and net tax expense of $185 million, respectively), changes in valuation allowances on beginning of year tax balances (fiscal 2019 periods only), excludible foreign exchange gains and losses in certain jurisdictions, impacts related to stock compensation deductions, and the tax impacts of a pension settlement (fiscal 2019 nine months only). Additionally, unusual or infrequent items during the three and nine months ended June 30, 2018 included net tax impacts from cash management activities and foreign exchange (gain)/loss on the re-measurement of a deferred tax liability (fiscal 2018 nine months only);

(b)

Items related to uncertain tax positions during the three and nine months ended June 30, 2019 and 2018 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, the accrual of interest on uncertain tax positions, and the refinement of the accrual for existing uncertain tax positions (fiscal 2018 periods only); and

(c)

Other discrete tax items during the three and nine months ended June 30, 2019 and 2018 included net tax impacts as a result of changes in non-US tax laws as well as various return to provision adjustments related to tax return filings and audit settlements. Additionally, other discrete tax items during the three and nine months ended June 30, 2018 included changes in valuation allowances on beginning of year tax balances.

For fiscal year 2019, the Effective tax rate and Operating tax rate are expected to be 23%, as shown in the table below.

Forecast for the Year Ended September 30, 2019
Effective tax rate	23%
Impact of discrete tax items:
Unusual or infrequent items	2%
Items related to uncertain tax positions	1%
Other discrete tax items	—%
Impact of certain items	(3)%
Operating tax rate	23%

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

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting us, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime for foreign earnings, certain other aspects of the new legislation, including in particular, immediate U.S. taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries, will have a negative impact on earnings and this is the primary driver of the increase in the Company’s operating tax rate. In transitioning to this participation exemption regime, we were also subject, during our fiscal 2018, to a one-time tax on the deemed repatriation of certain foreign earnings.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$—	$1	$2
Net income (loss) attributable to noncontrolling interests, net of tax	$8	$11	$22	$31

Earnings at each of our equity affiliates, net of tax, did not change materially in the third quarter of fiscal 2019 compared to the same period of fiscal 2018. Equity in earnings of affiliated companies, net of tax, decreased $1 million in the first nine months of fiscal 2019 compared to the same period of fiscal 2018, primarily due to lower earnings from our Venezuelan equity affiliate.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $3 million in the third quarter and $9 million in the first nine months of fiscal 2019 compared to the same periods of fiscal 2018, primarily due to the lower profitability from our joint ventures in China.
Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2019, we reported net income (loss) attributable to Cabot Corporation of $32 million and $124 million, or $0.55 and $2.08 per diluted common share, respectively. This compares to net income (loss) attributable to Cabot Corporation of $88 million and ($207) million, or $1.40 and ($3.36) per diluted common share, respectively, in the third quarter and first nine months of fiscal 2018. The net loss in the first nine months of fiscal 2018 was driven by the Purification Solutions asset impairment charge of $224 million after-tax. In addition, the first nine months of fiscal 2018 were impacted by a tax charge of $185 million recorded in connection with the enactment of the Act.

Third Quarter of Fiscal 2019 versus Third Quarter of Fiscal 2018—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and nine months ended June 30, 2019 and 2018 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note P of our Notes to the Consolidated Financial Statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$69	$95	$188	$16
Less: Certain items	(14)	(3)	(61)	(260)
Less: Other unallocated items	(29)	(29)	(80)	(91)
Total segment EBIT	$112	$127	$329	$367

In the third quarter of fiscal 2019, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased by $26 million and Total segment EBIT decreased by $15 million. These changes were due to lower volumes ($10 million) and lower unit margins ($11 million) driven by the Reinforcement Materials and Performance Chemicals segments, partially offset by lower fixed costs ($6 million) across all segments. The lower margins in Reinforcement Materials and Performance Chemicals were primarily driven by the unfavorable impact to margins in China and Europe from weaker pricing due to softening automotive production. In addition, the decrease in Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies reflects the $8 million loss on sale of the Specialty Fluids business recorded in the third quarter of fiscal 2019.

In the first nine months of fiscal 2019, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $172 million and Total segment EBIT decreased by $38 million. The increase in Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies reflects the Purification Solutions asset impairment charges recorded in the second quarter of fiscal 2018 ($254 million) that did not reoccur in fiscal 2019 and the decrease in expense related to other unallocated items ($11 million), partially offset by the Specialty Fluids loss on sale and asset impairment charge ($28 million) and an impairment charge related to our Venezuelan equity affiliate ($11 million) recorded in the second quarter of fiscal 2019 and higher restructuring charges related to the Purification Solutions transformation plan. The decrease in Total segment EBIT was due to lower unit margins ($32 million), primarily in Reinforcement Materials and Performance Chemicals and lower volumes ($9 million) which were driven by Performance Chemicals. The lower unit margins were primarily driven by weaker China and Europe pricing due to softening automotive production.

Certain Items

Details of the certain items for the third quarter of fiscal 2019 and fiscal 2018 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Specialty Fluids loss on sale and asset impairment charge (Note D)	$(8)	$—	$(28)	$—
Equity affiliate investment impairment charge (Note O)	—	—	(11)	—
Purification Solutions goodwill and long-lived assets impairment charge (Note F)	—	—	—	(254)
Inventory reserve adjustment (Note F)	—	—	—	(13)
Global restructuring activities (Note L)	(4)	(1)	(15)	7
Legal and environmental matters and reserves	—	—	(1)	(6)
Gains (losses) on sale of investments	—	—	—	10
Acquisition and integration-related charges	(1)	—	(5)	(1)
Other	(1)	(2)	(1)	(3)
Total certain items, pre-tax	(14)	(3)	(61)	(260)
Tax-related certain items:
Tax impact of certain items	1	(2)	4	28
Discrete tax items	(14)	26	10	(164)
Total tax-related certain items	(13)	24	14	(136)
Total certain items, after tax	$(27)	$21	$(47)	$(396)

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

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Interest expense	$(14)	$(14)	$(43)	$(41)
Unallocated corporate costs	(14)	(15)	(39)	(45)
General unallocated income (expense)	—	—	3	(3)
Less: Equity in earnings of affiliated companies, net of tax	1	—	1	2
Total other unallocated items	$(29)	$(29)	$(80)	$(91)

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

Total other unallocated items remained consistent in the third quarter of fiscal 2019 as compared to the same period in fiscal 2018. Within Total other unallocated items, Unallocated corporate costs decreased $1 million in the third quarter of fiscal 2019 as compared to the same period in fiscal 2018. Equity in earnings of affiliated companies, net of tax, did not change materially in the third quarter of fiscal 2019 compared to the same period of fiscal 2018.

Total other unallocated items changed by $11 million in the first nine months of fiscal 2019 as compared to the same period in fiscal 2018 primarily due to the change in General unallocated income (expense) from lower interest income, and a decrease in Unallocated corporate costs for corporate projects and lower incentive compensation.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Reinforcement Materials Sales	$461	$466	$1,363	$1,307
Reinforcement Materials EBIT	$72	$74	$195	$215

Sales in Reinforcement Materials decreased by $5 million in the third quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to the unfavorable impact from foreign currency translation ($19 million) and lower volumes ($8 million), partially offset by more favorable pricing ($22 million). The favorable pricing was primarily due to benefits from calendar year 2019 customer agreements and partially offset by lower spot pricing in China.

In the first nine months of fiscal 2019, sales in Reinforcement Materials increased by $56 million when compared to the first nine months of fiscal 2018. The increase was principally driven by a more favorable price and product mix (combined $107 million), partially offset by the unfavorable impact from foreign currency translation ($47 million) and lower volumes ($5 million). The more favorable price and product mix impact was primarily due to favorable pricing related to calendar year 2018 and 2019 customer agreements and the passthrough of higher feedstock costs in our pricing.

EBIT in Reinforcement Materials decreased by $2 million in the third quarter of fiscal 2019 compared to the same period of fiscal 2018. The decrease was primarily due to lower volumes ($3 million), lower unit margins ($1 million) and the unfavorable impact of inventory comparisons ($1 million), partially offset by lower fixed costs ($3 million). The lower volumes were primarily driven by the weaker volumes in Europe and Latin America.

EBIT in Reinforcement Materials decreased by $20 million in the first nine months of fiscal 2019 compared to the same period of fiscal 2018. The decrease was principally driven by lower unit margins ($24 million), lower volumes ($2 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by lower fixed costs ($7 million). The lower unit margins were primarily due to the weaker pricing environment in China that more than offset the favorable pricing related to calendar year 2019 customer agreements.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Performance Additives Sales	$172	$188	$518	$524
Formulated Solutions Sales	79	86	218	247
Performance Chemicals Sales	$251	$274	$736	$771
Performance Chemicals EBIT	$37	$56	$111	$160

Sales in Performance Chemicals decreased by $23 million in the third quarter of fiscal 2019 compared to the same period of fiscal 2018, primarily due to lower volumes ($13 million) and the unfavorable impact from foreign currency translation ($10 million). The lower volumes were primarily due to weaker sales from the fumed metal oxide product line within the Performance Additives business.

In the first nine months of fiscal 2019, sales in Performance Chemicals decreased by $35 million when compared to the same period of fiscal 2018. The decrease was primarily due to lower volumes ($35 million) and the unfavorable impact from foreign currency translation ($24 million), partially offset by a more favorable price and product mix (combined $24 million). Volumes were lower across all product lines within Performance Chemicals with the most significant impact being in the Formulated Solutions business. The favorable price and product mix was driven by the metal oxides product line within Performance Additives.

EBIT in Performance Chemicals decreased by $19 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 primarily due to lower volumes ($9 million), lower unit margins ($10 million) and the unfavorable impact from foreign currency translation ($2 million). Volumes decreased by 2% in the Performance Additives business and 2% in the Formulated Solutions business. Lower volumes were primarily due to lower volumes from our fumed metal oxide and inkjet product lines. Lower margins were largely driven by a weaker product mix in the specialty carbons product line.

EBIT in Performance Chemicals decreased by $49 million in the first nine months of fiscal 2019 when compared to the same period of fiscal 2018 principally due to lower volumes ($20 million), lower unit margins ($17 million), higher fixed costs ($10 million) and the unfavorable impact of foreign currency translation ($4 million). Lower volumes were primarily due to softer automotive production in EMEA and China. Lower margins were largely driven by a weaker product mix and the impact of high cost specialty carbons inventory that moved through our supply chain during the first nine months of 2019. Higher fixed costs are largely related to growth investments for our two new fumed metal oxides plants in China and the U.S.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Purification Solutions Sales	$73	$70	$210	$206
Purification Solutions EBIT	$1	$(6)	$(1)	$(6)

Sales in Purification Solutions increased by $3 million in the third quarter of fiscal 2019 compared to the same period of fiscal 2018 due to a more favorable price and product mix (combined $3 million) and higher volumes ($3 million), partially offset by the unfavorable impact from foreign currency translation ($3 million). Sales in Purification Solutions increased by $4 million in the first nine months of fiscal 2019 when compared to the same period of fiscal 2018 due to higher volumes ($5 million) and more favorable price and product mix (combined $5 million) in the specialty and environmental applications, partially offset by the unfavorable impact from foreign currency translation ($6 million).

EBIT in Purification Solutions improved by $7 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 due to higher volumes ($1 million), higher unit margins ($2 million) mainly from improved pricing and lower fixed costs ($3 million). The lower fixed costs are in part due to the impact of the transformation plan for the business that the Company began implementing earlier in the 2019 fiscal year. EBIT in Purification Solutions improved by $5 million in the first nine months of fiscal 2019 when compared to the same period of fiscal 2018 due to higher volumes ($2 million), lower fixed costs ($4 million) due in part to the impact of the transformation plan, the favorable impact of inventory change ($1 million) and the favorable impact of foreign currency translation ($1 million), partially offset by lower unit margins ($4 million). The lower unit margins for the first nine months of fiscal 2019 were primarily due to ongoing competitive pressures within North America lignite powder-based gas and air applications.

Specialty Fluids

We divested our Specialty Fluids business on June 28, 2019. Refer to Note D of our Notes to the Consolidated Financial Statements for further details. Sales and EBIT for Specialty Fluids for the third quarter and first nine months of fiscal 2019 and 2018 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Specialty Fluids Sales	$13	$12	$56	$24
Specialty Fluid EBIT	$2	$3	$24	$(2)

Sales in Specialty Fluids increased by $1 million in the third quarter of fiscal 2019 and $32 million in the first nine months of fiscal 2019 compared to the same periods of fiscal 2018 primarily due to higher volumes from increased project activity.

EBIT in Specialty Fluids decreased by $1 million in the third quarter of fiscal 2019 due to the mix of project activity compared to the same period of fiscal 2018 and increased $26 million in the first nine months of fiscal 2019 compared to the same periods of fiscal 2018 primarily due to higher volumes from increased project activity.

Outlook

We are not expecting a resolution to the U.S.-China trade dispute and we anticipate automotive production to continue to be weak in the fourth quarter of fiscal 2019. Both of these factors will continue to have a negative impact on our Reinforcement Materials and Performance Chemicals businesses. However, we anticipate the Company’s results in the fourth fiscal quarter to reflect benefits from favorable pricing terms and product mix related to our 2019 tire customer arrangements, higher volumes in our fumed silica business from the start-up of operations at our new plant in Wuhai, China and the timing of off-take from our fenceline partners, lower costs in our Purification Solutions business as we continue to implement the transformation plan for that business, and countermeasures we are taking to manage our costs.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $489 million during the first nine months of fiscal 2019, which was largely attributable to the repayment of commercial paper through the proceeds from the sale of the Specialty Fluids business and the issuance of long-term debt, and increased borrowing availability under a new revolving credit agreement, partially offset by higher net working capital, share repurchases and cash dividends, and the redemption of the preferred stock issued in the NHUMO, S.A. de C.V. (“NHUMO”) transaction. As of June 30, 2019, we had cash and cash equivalents of $147 million and borrowing availability under our revolving credit agreements of $1,278 million. Our U.S. revolving credit agreement supports our commercial paper program. Our non-U.S. revolving credit agreements may be used for repatriation of earnings of our foreign subsidiaries to the U.S., the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries, and for working capital and general corporate purposes.

At June 30, 2019, we were in compliance with all covenants under our revolving credit facilities, including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We use commercial paper throughout the year to manage short-term U.S. cash needs. The commercial paper balance is generally reduced at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. The balance of commercial paper outstanding as of June 30, 2019 was $73 million. In the unusual event that additional funds are needed in the U.S., we have the ability to repatriate additional funds.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt.

We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our revolving credit agreements and our commercial paper program to meet our operational and capital investment needs and financial obligations for the foreseeable future. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

In June 2019, we issued $300 million in registered notes with a coupon of 4% that mature on July 1, 2029. These notes are unsecured and pay interest on January 1 and July 1 commencing in 2020. The net proceeds of this offering were $296 million after deducting discounts and issuance costs.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $166 million in the first nine months of fiscal 2019 compared to $143 million of cash provided by operating activities during the same period of fiscal 2018.

Cash provided by operating activities in the first nine months of fiscal 2019 was driven primarily by our net income of $146 million, the non-cash impacts of depreciation and amortization of $110 million and the loss on the sale of the Specialty Fluids business of $28 million and the impairment of our investment in our Venezuelan equity affiliate of $11 million. Partially offsetting these factors were a decrease in Accounts payable and accrued liabilities of $65 million, a decrease in Income taxes payable of $24 million, a decrease in Other liabilities of $27 million and the non-cash impact of a decrease in our deferred tax provision of $20 million.

Cash provided by operating activities in the first nine months of fiscal 2018 resulted primarily from a net loss of $176 million and the non-cash impacts of the impairment of the assets and goodwill of the Purification Solutions business of $162 million and $92 million, respectively, depreciation and amortization of $117 million and an increase in our deferred tax provision of $131 million. In addition, there was an increase in Accounts payable and accrued liabilities of $40 million. Partially offsetting these factors were increases in Accounts and notes receivable and Inventories of $151 million and $77 million, respectively.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of June 30, 2019, we had $12 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to certain of our global restructuring activities. In the remainder of fiscal 2019 and thereafter, we expect to make cash payments totaling approximately $13 million related to these restructuring plans.

Environmental Reserves and Litigation Matters — As of June 30, 2019 and September 30, 2018, we had a $14 million and $15 million reserve, respectively, for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of June 30, 2019 and September 30, 2018, we had a $21 million and $25 million reserve, respectively, for respirator claims. As of June 30, 2019, we had committed to payments related to these claims of $9 million, $4 million of which has been paid through June 30, 2019. We also have other litigation costs arising in the ordinary course of business.

Cash Flows from Investing Activities

In the nine months ended June 30, 2019, investing activities consumed $33 million of cash, which was primarily driven by capital expenditures of $155 million, partially offset by proceeds from the sale of the Specialty Fluids business of $130 million, net of cash held in escrow of $5 million. These capital expenditures were for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals. In the nine months ended June 30, 2018, investing activities consumed $211 million of cash, which was primarily driven by $64 million of cash paid for our acquisition of Tech Blend, net of cash acquired of $1 million, and capital expenditures of $167 million. These capital expenditures were for sustaining and compliance capital projects at our operating facilities as well as expansion capital expenditures.

Capital expenditures for fiscal 2019 are expected to be between $230 million and $240 million. Our planned capital spending program for fiscal 2019 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as expansion capital expenditures in Reinforcement Materials and Performance Chemicals.

Cash Flows from Financing Activities

Financing activities consumed $146 million of cash in the first nine months of fiscal 2019 compared to $69 million of cash consumed in the first nine months of fiscal 2018. In the first nine months of fiscal 2019, financing activities primarily consisted of share repurchases of $144 million, dividend payments to stockholders of $60 million, the repayment of $75 million of long-term debt, the repayment of $176 million of commercial paper, and the redemption of $25 million of preferred stock held by our former NHUMO joint venture partner, partially offset by the proceeds from the issuance of our registered notes and borrowing under our European revolver in the aggregate of $344 million.

In the first nine months of fiscal 2018, financing activities consisted of share repurchases and dividend payments to stockholders as well as the repayment of our $250 million of 2.55% fixed rate debt, which was offset by proceeds from the issuance of commercial paper.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2019, which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	Remainder of Fiscal 2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Reinforcement Materials	$100	$251	$139	$131	$123	$1,584	$2,328
Performance Chemicals	27	63	59	57	34	510	750
Purification Solutions	1	6	1	—	—	—	8
Total	$128	$320	$199	$188	$157	$2,094	$3,086

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our volumes, demand for our products, costs and margins; when we expect the purchase price for our purchase of NSCC Carbon to be payable and the upgrades of that plant to be completed; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities, restructuring initiatives and under our transformation plan for our Purification Solutions business; our estimated future amortization expenses for our intangible assets; the amount of any future gain or loss we may record upon the settlement of certain defined benefit obligations and pension plan assets we transferred to a multi-employer plan; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2019; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Information about market risks for the period ended June 30, 2019 does not differ materially from that discussed under Item 7A of our 2018 10-K.

Item 4.	Controls and Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2019 - April 30, 2019	—	$—	—	7,348,345
May 1, 2019 - May 31, 2019	350,000	$41.93	350,000	6,998,345
June 1, 2019 - June 30, 2019	393,300	$45.19	393,300	6,605,045
Total	743,300		743,300

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

(2)

Total number of shares purchased does not include 3,743 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 10.1

Credit Agreement, dated May 22, 2019, among Cabot Corporation, certain subsidiaries of Cabot Corporation, the lenders referred to therein, Wells Fargo Bank, National Association, Wells Fargo Securities, LLV, PNC Bank, National Association, U.S. Bank National Association and Mizuho Bank, Ltd. (incorporated herein by reference to Exhibit 10.1 of Cabot Corporation’s Current Report on Form 8-K dated May 28, 2019, file reference 1-5667, filed with the SEC on May 29, 2019).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 8, 2019	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 8, 2019	By:	/s/ James P. Kelly
James P. Kelly
Vice President and Controller (Chief Accounting Officer)