Form 10-K
period 2019-09-30
CABOT CORP
filed 2019-11-22
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

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

Yes  ☐No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2019), the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,411,701,500. As of November 18, 2019, there were 56,977,900 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment growth and the assumptions underlying our growth expectations; demand for our products; when we expect construction of our new fumed silica plant in Carrollton, Kentucky to be completed; when we expect to begin delivering product from the expansion of our plant in Cilegon, Indonesia; when we expect production of specialty carbons to begin at our new facility in Jiangsu Province, China; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; the amount and timing of the loss we expect to recognize upon the settlement of liabilities under our U.S. pension plan; the impact we expect tax reform legislation in the U.S. to have on our future after-tax earnings and tax rate; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber and specialty grade carbon blacks, specialty compounds, fumed metal oxides, activated carbons, inkjet colorants, and aerogel. Cabot and its affiliates have manufacturing facilities and operations in the United States (“U.S.”) and over 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

Our vision is to be the most innovative, respected and responsible leader in our markets – delivering performance that makes a difference. Our “advancing the core” corporate strategy is to extend our leadership in performance materials by investing for growth in our core businesses, driving application innovation with our customers, and generating strong cash flows through efficiency and optimization. Our products are generally based on technical expertise and innovation in one or more of our four core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; designing particles to impart specific properties to a formulation; and combining particles with other ingredients to deliver a formulated performance intermediate or composite. We focus on creating particles, and formulations of those particles, with the composition, morphology, and surface functionalities to deliver the requisite performance to support our customers’ existing and emerging applications.

Through June 28, 2019, our business was organized into four reportable segments: Reinforcement Materials; Performance Chemicals; Purification Solutions; and Specialty Fluids. We divested our Specialty Fluids business as of June 28, 2019 and since that time have been organized into the three remaining segments. We routinely evaluate our portfolio in light of our growth strategy and will continue to evaluate strategic options for our Purification Solutions segment. Our business segments are discussed in more detail later in this section.

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

Sales and Customers

Sales of rubber blacks products are made by Cabot employees and through distributors and sales representatives. Sales to six major tire customers represent a material portion of Reinforcement Materials’ total net sales and operating revenues. The loss of any of these customers, or a significant reduction in volumes sold to them, could have a material adverse effect on the segment.

Under appropriate circumstances, we have entered into supply arrangements with certain customers, the typical duration of which is one year. These arrangements typically provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2019, approximately half of our rubber blacks volume was sold under these supply arrangements. The majority of the volumes sold under these arrangements are sold to customers in the Americas and Europe.

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

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the sale of carbon black with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their country. Competition for our Reinforcement Materials products is based on product performance, quality, reliability, price, service, technical innovation, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

Raw Materials

The principal raw material used in the manufacture of carbon black is composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. Raw materials are, in general, readily available and in adequate supply. Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs.

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, the Netherlands and the U.S. An equity affiliate operates a carbon black plant in Venezuela.

The following table shows our ownership interest as of September 30, 2019 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia	98% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

During fiscal 2019, we began engineering work on an expansion of our Cilegon, Indonesia plant, which will add approximately 90,000 metric tons of capacity to our network. We anticipate that product from this expansion will be available for sale starting in 2021.

Performance Chemicals

Our Performance Chemicals reporting segment is organized into two businesses: our Performance Additives business and our Formulated Solutions business. Our Performance Additives business combines our specialty grades of carbon black, fumed metal oxides and aerogel product lines, and our Formulated Solutions business combines our specialty compounds and inkjet product lines.

In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, energy, inkjet printing, electronics, and consumer products sectors. Our focus areas for growth include carbon additives and other materials for battery applications, inks and dispersions for packaging applications, and conductive compounds for various plastics applications.

Products

Performance Additives Business

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

Formulated Solutions Business

Our masterbatch and conductive compound products, which we refer to as “specialty compounds”, are formulations derived from specialty grades of carbon black mixed with polymers and other additives. These products are generally used by plastic resin producers and converters in applications for the automotive, industrial, packaging, infrastructure, agriculture, consumer products, and electronics industries. As an alternative to directly mixing specialty carbon blacks, these formulations offer greater ease of handling and help customers achieve their desired levels of dispersion and color and manage the addition of small doses of additives. In addition, our electrically conductive compound products generally are used to help ensure uniform conductive performance and reduce risks associated with electrostatic discharge in plastics applications.

Our inkjet colorants are high-quality pigment-based black and color dispersions based on our patented carbon black surface modification technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including commercial printing, small office/home office and corporate office, that all require a high level of dispersibility and colloidal stability. Our inkjet inks, which utilize our pigment-based colorant dispersions, are used in the commercial printing segment for digital print.

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our specialty carbons and specialty compounds product lines, sales are generally to a broad number of customers. In our fumed metal oxides product line, sales under contracts with two customers have accounted for a substantial portion of the revenue.

Competition

We are a leading producer of the products we sell in this segment. We compete in the sale of carbon black with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region. For fumed silica, we compete primarily with two companies with a global presence and several other companies which have a regional presence. For aerogel, we compete principally with one other company that produces aerogel products. We also compete with non-aerogel insulation products manufactured by regional companies throughout the world. For specialty compounds, competition is fragmented and we compete with many regional companies and a small number of global companies. Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

Competition for our Performance Chemicals products is based on product performance, quality, reliability, service, technical innovation and price. We believe our product differentiation, technological leadership, operations excellence and customer service provide us with a competitive advantage.

Raw Materials

Raw materials for our products are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of carbon black is composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs.

Raw materials for the production of fumed silica are various chlorosilane feedstocks. We purchase feedstocks and for certain customers convert their feedstock to product on a fee-basis (so called “toll conversion”). We also purchase aluminum chloride as feedstock for the production of fumed alumina. We have long-term procurement contracts or arrangements in place for the purchase of fumed silica feedstock, which we believe will enable us to meet our raw material requirements for the foreseeable future. In addition, we buy some raw materials in the spot market to help ensure flexibility and minimize costs. The principal raw materials for the production of aerogel are silica sol and/or sodium silicate.

The primary raw materials used for our specialty compounds include carbon black, primarily sourced from our carbon black plants, prime and recycled thermoplastic resins and mineral fillers supplied from various sources. Raw materials for inkjet colorants include carbon black sourced from our carbon black plants, organic pigments and other treating agents available from various sources. Raw materials for inkjet inks include pigment dispersions, solvents and other additives.

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black primarily in China, the Netherlands and the U.S. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in China, Germany, the United Kingdom (“U.K”), and the U.S. and a manufacturing plant that produces aerogel in Frankfurt, Germany. An equity affiliate operates a fumed metal oxides plant in India. Our specialty compounds are predominately produced in facilities that we own, or have a controlling interest in, located in Belgium, Canada, China and the United Arab Emirates. Our inkjet colorants and inks are manufactured at our facility in the U.S.

The following table shows our ownership interest as of September 30, 2019 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China	90% (consolidated subsidiary)
Jiangxi Province, China Wuhai, China	90% (consolidated subsidiary) 80% (consolidated subsidiary)
Mettur Dam, India	50% (equity affiliate)

We are investing for growth in our core businesses with a number of capacity expansion projects. In September 2018, we acquired NSCC Carbon (Jiangsu) Co., Ltd. from Nippon Steel Carbon Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd., adding to our portfolio a 50,000-metric ton facility in Pizhou, Jiangsu Province, China. We plan to modify this facility to produce specialty carbons, and expect production to begin in 2021. In addition, during fiscal 2018, we purchased Tech Blend, a leading North American producer of black masterbatches, extending our geographic footprint in black masterbatch and compounds. The acquisition added a manufacturing facility in Saint-Jean-sur-Richelieu, Québec, Canada to our manufacturing network. In June 2019, we acquired certain intangible assets from a leading masterbatch producer in Asia, which extends our global footprint in black masterbatch.

We also continue to expand our fumed silica manufacturing capacity, with new plants in Wuhai, China and Carrollton, Kentucky, U.S. In fiscal 2019, we completed construction and began operations at our facility in Wuhai, and we expect construction of our facility in Carrollton, which is adjacent to DowDuPont’s existing silicone monomer plant, to be completed in 2020.

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

Competition for activated carbon and activated carbon equipment and services is based on quality, price, performance, and supply-chain stability. We believe our commercial strengths include our product and application diversity, product differentiation, technological leadership, and quality.

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

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in Italy, the Netherlands, the U.K. and the U.S. We also have joint venture interests in activated carbon plants in Canada and Mexico, and a reactivation plant in Singapore. The following table shows our ownership interest as of September 30, 2019 in activated carbon operations in which we own less than 100%:

Location	Percentage Interest
Estevan, Saskatchewan, Canada	50% (contractual joint venture)
Atitalaquia, Hidalgo, Mexico Republic of Singapore	49% (equity affiliate) 35% (equity affiliate)

Specialty Fluids

We divested our Specialty Fluids business on June 28, 2019. Refer to Note D of the Notes to our Consolidated Financial Statements for the terms of this transaction.

Our Specialty Fluids segment produced and marketed a range of cesium products that included cesium formate brines and other fine cesium chemicals. Cesium formate brines are used as a drilling and completion fluid primarily in high pressure and high temperature oil and gas well construction. Fine cesium chemicals are used across a wide range of industries and applications that include catalysts, doping agents and brazing fluxes.

We sold our cesium formate products to oil and gas operating companies directly by Cabot employees and sales representatives and indirectly through oil field service companies. We generally rented cesium formate to our customers for use in drilling operations on a short-term basis and on occasion made direct sales of cesium formate outside of the rental process. After completion of a job under our rental process, the customer returned the remaining fluid to Cabot and it was reprocessed for use in subsequent well operations. Any fluid that was not returned to Cabot was paid for by the customer.

Formate fluids compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on product performance, quality, reliability, service, technical innovation, price, and proximity of inventory to customers’ drilling operations.

The principal raw material used in this business is pollucite (cesium ore). Prior to our sale of this business we owned a substantial portion of the world’s known reserves of cesium ore at our mine in Manitoba, Canada.

Most oil and gas well construction jobs for which cesium formate is used require a large volume of the product. Accordingly, our Specialty Fluids business maintained a large supply of fluid.

Our mine and cesium formate and fine cesium chemical manufacturing facility were located in Manitoba, Canada, and we had fluid blending and reclamation facilities in Aberdeen, Scotland and in Bergen, Norway. In addition, we warehoused fluid and fine cesium chemical products at various locations around the world to support existing and potential operations.

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

Employees

As of September 30, 2019, we had approximately 4,500 employees. Some of our employees in the U.S. and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $13 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $26 million in environmental-related capital expenditures at existing facilities in fiscal 2019. We anticipate spending approximately $58 million for such matters in fiscal 2020, a significant portion of which will be for the installation of air pollution control equipment and wastewater infrastructure improvements at certain of our plants.

In recognition of the importance of compliance with SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, Environment, and Sustainability Committee. The Committee, which is comprised of a majority of independent directors, meets regularly and oversees aspects of our sustainability program, including safety, health, and environmental performance, process safety, security, product stewardship, community engagement and governmental affairs. In particular, the Committee reviews metrics, audit results, emerging trends, overall performance, risks and opportunity assessments and management processes related to our safety, health, environmental and sustainability program.

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

REACH (Registration, Evaluation and Authorization of Chemicals), the European Union (“EU”) regulatory framework for chemicals developed by the European Commission (“EC”), applies to all chemical substances produced or imported into the EU in quantities of one metric ton a year or more. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency (“ECHA”). We have completed all required registrations under REACH to date and will update registration dossiers as needed. Under the evaluation portion of REACH, ECHA and EU member states assess the information submitted in registration dossiers and testing proposals to determine whether the substances are safe for use. Silica is currently being evaluated and carbon black is scheduled for review in 2022. In addition, the EC is working on re-defining nanomaterial. ECHA is developing guidance on nanomaterials and additional requirements for nanomaterials that apply to many of our existing products, including carbon black, fumed silica, inkjet pigments and fumed alumina. Country-specific nanomaterial reporting programs have been implemented in some countries and are being developed by others. We will continue to monitor and address these requirements.

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulphur dioxide and particulate matter emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. In Europe, the EU Emission Trading Scheme applies to our four carbon black facilities and one activated carbon facility. In China, two of our carbon black facilities participate in regional pilot greenhouse gas emissions trading programs associated with the development of a national trading program. The national program was implemented on a limited scale in 2018 and 2019, with broader applicability expected in 2020. In Canada, our carbon black manufacturing facility was subject to the Province of Ontario’s emissions trading program, which was eliminated in 2018. That facility is now subject to the backstop Canadian carbon tax program. In Mexico, our carbon black facility is subject to the recently approved cap and trade pilot program. In other regions where we operate, some of our facilities are required to report their greenhouse gas emissions, but are not currently subject to programs requiring trading or emission controls. We generally expect to pay any incurred taxes or purchase emission credits, as needed, to respond to any allocation shortfalls. In addition, air emission regulations may be adopted in the future in other regions and countries where we operate, which could have an impact on our operations. Increasing regulatory programs associated with greenhouse gas emissions and concerns regarding climate change could increase our operational costs in the future.

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

Industry Risks

Industry capacity utilization and competition from other specialty chemical companies may adversely impact our business.

Our businesses are sensitive to industry capacity utilization, and pricing tends to fluctuate when capacity utilization changes occur, which could affect our financial performance. Further, we operate in a highly competitive marketplace. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer a similar functionality as our products and could be substituted for our products, may negatively affect demand for our products. In addition, actions by our competitors could impair our ability to maintain or raise prices, successfully enter new markets or maintain or grow our market position.

Volatility in the price and availability of raw materials and energy could impact our margins and working capital.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Our carbon black businesses use a variety of feedstocks as raw material including high sulfur fuel oils, low sulfur fuel oils, coal tar distillates, and ethylene cracker residue, the cost and availability of which vary, based in part on geography. Significant movements or volatility in our carbon black feedstock costs could have an adverse effect on our working capital and results of operations. In addition, regulatory changes may impact the prices of our feedstocks. For example, the International Maritime Organization regulation known as MARPOL will further restrict the sulfur emissions for the shipping industry beginning January 1, 2020. This has impacted the prices and could impact the availability of certain fuel oils we use as feedstock for our products.

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

In addition, we obtain certain of our raw materials from selected key suppliers. Although we maintain raw material inventory, if any of these suppliers is unable to meet its obligations under supply agreements with us on a timely basis or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere or, in certain limited cases, may not be able to obtain the required raw materials.

A significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us could harm our business or cash flows.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods is important to our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a significant reduction in volumes sold to them, could adversely affect our results of operations until such business is replaced or any temporary disruption ends. Further, in our Reinforcement Materials segment we enter into supply arrangements with a number of key customers that typically have a duration of one year, which account for approximately half of our total rubber blacks volumes. Our success in negotiating the price and volume terms under these arrangements could have a material effect on our results. In addition, any deterioration in the financial condition of any of our customers that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2019. We conduct business in several countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries are subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

The Chinese government has, from time to time, curtailed manufacturing operations, without notice, in industrial regions out of growing concern over air quality. The timing and length of these curtailments are difficult to predict and, at times, are applied to manufacturing operations without regard to whether the operations being curtailed comply with environmental regulations in the area. Accordingly, our manufacturing operations in China may be subject to these curtailments. These events could negatively impact our results of operations and cash flows both during and after the period of any curtailment affecting our operations.

Operational Risks

Our operations and products are subject to extensive safety, health and environmental requirements, which could increase our costs and/or impair our ability to manufacture and sell certain products.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related and other permits for constructing any new facilities and operating all of our existing facilities. Environmental regulatory changes and restrictions could impose constraints on our operations, and threaten our competitive position. In addition, in certain geographic areas, our carbon black and activated carbon facilities are or may become subject to greenhouse gas emission trading schemes or carbon tax programs under which we may be required to pay any incurred taxes or purchase emission credits if our emission levels exceed our free allocation. Costs of complying with regulations could increase as concerns related to greenhouse gases and climate change continue to emerge. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. (See “Legal Proceedings” in Item 3 below). We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts. Success in offsetting any such increased regulatory costs is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales.

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

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products are subject to operational as well as safety, health and environmental risks. For example, the production and/or processing of carbon black, specialty compounds, fumed metal oxides, aerogel, activated carbon and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our manufacturing processes and the transportation of our chemical products and/or the raw materials used to manufacture our products are subject to risks inherent in chemical manufacturing, including leaks, fires, explosions, toxic releases, mechanical failures or unscheduled downtime. In addition, at our lignite mine, we have operational risks associated with the maintenance and operation of the heavy equipment required to dig and haul the lignite, and risks relating to lower than expected lignite quality or recovery rates. If operational risks materialize, they could result in injury or loss of life, damage to the environment, or damage to property, including mineral properties. In addition, the occurrence of material operating problems at our facilities or a disruption in our supply chain or distribution operations may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. Accordingly, these events and their consequences could negatively impact our results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.

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

Technology Risks

We may not be successful achieving our growth expectations from new products, new applications and technology developments, and money we spend on these efforts may not result in an increase in revenues or profits commensurate with our investment.

We may not be successful achieving our growth expectations from developing new products or product applications. Moreover, we cannot be certain that the costs we incur investing in new product and technology development will result in an increase in revenues or profits commensurate with our investment. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

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

Portfolio Management, Capacity Expansion and Integration Risks

Any failure to realize benefits from acquisitions, alliances or joint ventures or to achieve our portfolio management objectives could adversely affect future financial results.

In achieving our strategic plan objectives, we may pursue acquisitions, alliances or joint ventures intended to complement or expand our existing businesses globally or add product technology, or both. The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business results. In addition to strategic acquisitions we evaluate our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating non-strategic assets. The gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce earnings.

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

Financial Risks

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

In addition, changes in, or tensions relating to, U.S. trade relations with countries where we do business may adversely impact our business. For example, current tensions in the U.S.-China trade relationship have led to the implementation by both countries of higher tariffs on imported goods from the other. The uncertainty created by these trade tensions has negatively affected the buying behavior of our customers, lowering industry demand and creating a more competitive pricing environment for our products. If there is no satisfactory progress on trade negotiations between the countries, there could be further adverse implications on our businesses and operating results in both the U.S. and China. For instance, we may encounter unexpected operating difficulties in China, more restrictive investment opportunities in China, greater difficulty transferring funds, or negative currency impacts. Further, the cost of our capital projects may be higher than anticipated because of these trade tariffs.

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

Our future tax rates may be adversely affected by a number of factors, including: changes in the jurisdictions in which our profits are determined to be earned and taxed; changes in the estimated realization of our net deferred tax assets; the repatriation of non-U.S. earnings for which we have not previously provided for non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes; changes in available tax credits; the resolution of issues arising from tax audits with various tax authorities; and changes in tax laws or the interpretation of such tax laws. For example, we expect recent changes in tax rates in Switzerland will increase our tax rate going forward. In addition, losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another.

Fluctuations in foreign currency exchange and interest rates affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2019, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

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

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions
Americas Region
Alpharetta, Georgia*(1)	X	X	X
Tuscola, Illinois		X
Canal, Louisiana	X	X
Ville Platte, Louisiana	X
Billerica, Massachusetts	X	X	X
Haverhill, Massachusetts		X
Midland, Michigan		X
Pryor, Oklahoma			X
Marshall, Texas			X
Pampa, Texas	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X
Saint-Jean-sur-Richelieu, Québec, Canada		X
Sarnia, Ontario, Canada	X	X
Cartagena, Colombia	X
Altamira, Mexico	X
Europe, Middle East and Africa Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy (2 plants)	X		X
Riga, Latvia*(1)	X	X	X
Schaffhausen, Switzerland*	X	X	X
Botlek, Netherlands**	X	X
Amersfoort, Netherlands*			X
Klazienaveen, Netherlands			X
Zaandam, Netherlands			X
Dubai, United Arab Emirates*		X
Purton, United Kingdom (England)			X
Glasgow, United Kingdom (Scotland)			X
Barry, United Kingdom (Wales)**		X

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions
Asia Pacific Region
Jiangsu Province, China**		X
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Wuhai, China**		X
Mumbai, India*	X	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*(1)	X	X	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X	X
Port Dickson, Malaysia**	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2019, unless otherwise specified.

Environmental Proceedings

In November 2013, Cabot entered into a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to the EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot is in the process of installing technology controls for sulfur dioxide and nitrogen oxide. We expect that the total capital costs to install these controls will be between $175 million and $200 million and will be incurred through calendar year 2022. To date, we have spent approximately $74 million to install these controls. All carbon black manufacturers in the U.S. have settled with the EPA and will be installing similar technology controls.

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

As of September 30, 2019, we had a $13 million reserve for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $4 million. The $13 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, the ability of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

As of both September 30, 2019 and 2018, there were approximately 35,000 claimants in pending cases asserting claims against AO in connection with respiratory products. The vast majority of these claims have been pending for more than 10 years with little or no activity and have therefore been excluded from our estimates of our liability for respirator claims. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we have engaged, through counsel, the assistance of Nathan Associates, Inc. (“Nathan”), a leading consulting firm in the field of tort liability valuation. The methodology used to estimate the liability addresses the complexities surrounding our potential liability by making assumptions about our likely exposure related to claims pending for less than 10 years and the estimated number of future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, we estimate the costs that would be incurred in defending and resolving both currently pending and future claims. During the year ended September 30, 2019, we updated this estimate with the assistance of Nathan. Based on the updated estimate, we increased our reserve as of September 30, 2019 for our estimated share of the liability for pending and future respirator claims by $20 million to $35 million. This increase, as well as the higher payments we made in fiscal 2019, reflect higher costs of defending and resolving these claims. We made payments related to our respirator liability of $10 million in fiscal 2019, and $3 million in each of fiscal 2018 and fiscal 2017.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of members of the Payor Group, (ix) a change in the availability of the insurance coverage of the members of the Payor Group or the indemnity provided by AO’s former owner, (x) changes in the allocation of costs among the Payor Group, and (xi) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

Not applicable.

Information about our Executive Officers

Set forth below is certain information about Cabot’s executive officers as of November 18, 2019.

Sean D. Keohane, age 52, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in 2002. From November 2014 until March 2016 he was Executive Vice President and President of Reinforcement Materials. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from May 2008 until March 2012, he was General Manager of Performance Chemicals. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer, which was in place from December 2015 until March 2016.

Erica McLaughlin, age 43, is Senior Vice President and Chief Financial Officer. Ms. McLaughlin joined Cabot in 2002. She was appointed Senior Vice President and Chief Financial Officer in May 2018, and in October 2018 she assumed responsibility for Corporate Strategy and Development. From June 2016 until May 2018 she was Vice President of Business Operations for Reinforcement Materials and General Manager of the tire business, and from July 2011 until June 2016, she was Vice President of Investor Relations and Corporate Communications. Prior to July 2011, she held a variety of leadership positions in Finance and Corporate Planning.

Karen A. Kalita, age 40, is Senior Vice President and General Counsel. Ms. Kalita joined Cabot in 2008. Prior to assuming her current position in June 2019, she held several key positions in Cabot’s Law Department, including Chief Counsel to the Company’s Reinforcement Materials segment from November 2015 to June 2019 and Purification Solutions segment from June 2013 to June 2019, and senior legal counsel to the Company’s previous Advanced Technologies segment. Prior to joining the Company, Ms. Kalita was in private practice at WilmerHale LLP in Boston, MA.

Hobart C. Kalkstein, age 49, is Senior Vice President and President, Reinforcement Materials Segment and President, Americas Region. Mr. Kalkstein joined Cabot in 2005. Prior to assuming his current role in April 2016, he was Vice President of Corporate Strategy and Development from December 2015 to April 2016. From October 2013 to December 2015, he served as Vice President of Global Business Operations for Purification Solutions and from November 2012 to December 2015 as General Manager of Global Emission Control Solutions for Purification Solutions, and from January 2012 to November 2012 he served as Vice President of Business Operations and Executive Director of Marketing and Business Strategy for Performance Chemicals. Prior to that, he served as General Manager of the Aerogel business from October 2007 to February 2010.

Jeff Zhu, age 51, is Senior Vice President and President, Performance Additives business and President, Asia Pacific Region. Mr. Zhu joined Cabot in 2012. Prior to assuming his current role in October 2019, he had served as President, Asia Pacific Region since joining Cabot. Prior to joining Cabot, Mr. Zhu served in a variety of regional and global business leadership roles at Rhodia from 1994 until 2010, including Asia Pacific regional commercial director from 1994 to 2002, regional vice president and general manager of Rhodia Novacare Asia Pacific from 2002 to 2008, and vice president and global director of Rhodia electronics and catalysis from 2008 to 2010. In addition, Mr. Zhu served as head of global pulp and paper sales at Asia Pacific Resources International Holdings Limited from 2010 to 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 18, 2019, there were 644 holders of record of Cabot’s common stock.

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2019 — July 31, 2019	—	$—	—	6,605,045
August 1, 2019 — August 31, 2019	525,000	$38.66	525,000	6,080,045
September 1, 2019 — September 30, 2019	193,358	$42.00	193,358	5,886,687
Total	718,358		718,358

(1)

On July 13, 2018, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the current balance of shares available for repurchase at that time to approximately eleven million shares. The current authorization does not have a set expiration date.

(2)

Total number of shares purchased does not include 2,074 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 6.	Selected Financial Data

	Years Ended September 30
	2019	2018	2017	2016	2015
	(In millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$3,337	$3,242	$2,717	$2,411	$2,871
Gross profit(1)(2)	685	772	657	575	585
Selling and administrative expenses(2)	290	308	262	275	282
Research and technical expenses(2)	60	66	57	53	58
Specialty Fluids loss on sale and asset impairment	29	—	—	—	—
Purification Solutions long-lived assets impairment charge	—	162	—	—	210
Purification Solutions goodwill impairment charge	—	92	—	—	352
Income (loss) from operations	306	144	338	247	(317)
Net interest expense and other charges(2)(3)	(51)	(27)	(39)	(56)	(60)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies(1)(4)	255	117	299	191	(377)
(Provision) benefit for income taxes(1)(5)	(70)	(193)	(33)	(33)	45
Equity in earnings of affiliated companies	1	2	7	3	4
Income (loss) from discontinued operations, net of tax	—	—	—	1	2
Net income (loss)(1)	186	(74)	273	162	(326)
Net income attributable to noncontrolling interests, net of tax	29	39	25	15	8
Net income (loss) attributable to Cabot Corporation(1)	$157	$(113)	$248	$147	$(334)
Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations(1)	$2.63	$(1.85)	$3.91	$2.30	$(5.29)
Income (loss) from discontinued operations	—	—	—	0.02	0.02
Net income (loss) attributable to Cabot Corporation	$2.63	$(1.85)	$3.91	$2.32	$(5.27)
Dividends	$1.36	$1.29	$1.23	$1.04	$0.88
Closing prices	$45.32	$62.72	$55.80	$52.41	$31.56
Weighted-average diluted shares outstanding—millions	58.8	61.7	62.7	62.9	63.4
Shares outstanding at year end—millions	57.1	60.4	61.9	62.2	62.5
Consolidated Financial Position
Current assets(1)	$1,210	$1,386	$1,299	$1,073	$1,004
Net property, plant, and equipment	1,348	1,296	1,305	1,290	1,383
Other assets(1)	446	562	734	689	676
Total assets	$3,004	$3,244	$3,338	$3,052	$3,063
Current liabilities	$599	$952	$742	$397	$440
Long-term debt	1,024	719	661	914	967
Other long-term liabilities	247	294	310	352	318
Cabot Corporation stockholders’ equity(1)	998	1,154	1,504	1,291	1,234
Noncontrolling interests	136	125	121	98	104
Total liabilities and stockholders’ equity	$3,004	$3,244	$3,338	$3,052	$3,063
Selected Financial Ratios
Net debt to capitalization ratio(1)(6)	44%	39%	28%	34%	41%
Adjusted return on net assets(7)	13%	14%	13%	11%	9%

(1)

In fiscal 2018, the Company elected to change its inventory valuation method of accounting for its U.S. carbon black inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change retrospectively and fiscal 2017 and 2016 balances have been updated accordingly. Fiscal 2015 has not been updated to reflect this change and may not be comparable to the other years presented.

(2)

In fiscal 2019, the Company adopted a new accounting standard that amends the requirements on the presentation of net periodic pension and postretirement benefit costs. The Company applied this change retrospectively and fiscal 2018 and 2017 balances have been updated as discussed in Note B of our Notes to the Consolidated Financial Statements. Fiscal 2016 and 2015 have not been updated to reflect this change and may not be comparable to the other years presented.

(3)

Net interest expense and other charges includes foreign currency activity as follows: a gain of less than $1 million for fiscal 2019, a loss of $4 million for both fiscal 2018 and fiscal 2017, a gain of $5 million for fiscal 2016, and a loss of $8 million for fiscal 2015.

(4)

Income (loss) from continuing operations includes certain items as presented in the table below. A discussion of certain items is included in Definition of Terms and Non-GAAP Financial Measures in Results of Operations.

	Years Ended September 30
	2019	2018	2017	2016	2015
	(In millions)
Specialty Fluids loss on sale and asset impairment charge (Note D)	$(29)	$—	$—	$—	$—
Legal and environmental matters and reserves	(21)	(16)	1	(17)	—
Global restructuring activities (Note P)	(16)	30	(3)	(47)	(21)
Equity affiliate investment impairment charge (Note M)	(11)	—	—	—	—
Acquisition and integration-related charges	(6)	(2)	—	—	(5)
Executive transition costs	(1)	(2)	—	(6)	—
Purification Solutions goodwill and long-lived assets impairment charge (Note G)	—	(254)	—	—	(562)
Inventory reserve adjustment	—	(13)	—	—	(6)
Gains (losses) on sale of investments	—	10	—	—	—
Non-recurring gain (loss) on foreign exchange	—	—	—	(11)	(2)
Employee benefit plan settlement and other charges	—	—	—	—	(21)
Other certain items	(3)	(1)	(1)	—	—
Total certain items, pre-tax	(87)	(248)	(3)	(81)	(617)
Tax-related certain items:
Tax impact of certain items(a)	7	31	1	31	94
Discrete tax items	5	(148)	25	—	13
Total tax-related certain items	12	(117)	26	31	107
Total certain items, net of tax	$(75)	$(365)	$23	$(50)	$(510)

(a)

The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit, included in Net income attributable to Cabot Corporation, net of discrete tax items, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the section Definition of Terms and Non-GAAP Financial Measures in Results of Operations, to adjusted earnings.

(5)

The Company’s effective tax rate for fiscal 2019 was 28% which included a net discrete tax benefit of $7 million, composed of tax benefits of $4 million related to uncertain tax positions, $2 million related to a pension settlement, $2 million related to changes in valuation allowance on beginning of year tax balances, $2 million related to the Specialty Fluids sale, $1 million related to result of changes in non-US tax laws and $1 million related to other miscellaneous tax items, partially offset by net tax charges of $5 million related to various return to provision adjustments related to tax return filings and audit settlements. The Company’s effective tax rate for fiscal 2018 was a provision of 165% which included net discrete tax expense of $120 million, composed of $159 million net tax impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), and $3 million tax expense upon the sale of assets, offset by net tax benefits of $29 million related to impairment and $15 million from a change in valuation allowance on a beginning of year tax balance, and net tax charge of $2 million related to other miscellaneous tax items. The Company’s effective tax rate for fiscal 2017 was a provision of 10% which included net discrete tax benefits of $25 million, composed of net tax benefits of $16 million associated with the generation of excess foreign tax credits upon repatriation of previously taxed foreign earnings and the accrual of U.S. tax on certain foreign earnings, a net tax benefit of $6 million from a change in valuation allowance on a beginning of year tax balance, net tax benefits of $4 million for various return to provision adjustments related to tax return filings and net tax charges of $1 million related to other miscellaneous tax items. The Company’s effective tax rate for fiscal 2016 was a provision of 18%, which included less than $1 million of discrete tax charges, composed of charges of $5 million for valuation allowances on beginning of the year tax balances, partially offset by benefits of $3 million for a currency loss and $1 million each for the renewal of the U.S. research and experimentation credit and net tax settlements. The Company’s effective tax rate for fiscal 2015 was a benefit of 12%, which included $13 million of discrete tax benefits composed of $7 million for tax settlements, $4 million for repatriation, and $2 million for the renewal of the U.S. research and experimentation credit.

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

	Years Ended September 30
	2019	2018	2017	2016	2015
	(In millions, except ratios)
Return on Net Assets
Income (loss) from continuing operations(a) (b)	$186	$(74)	$273	$161	$(328)
Net assets(b) (c)	$1,134	$1,279	$1,625	$1,389	$1,338
Return on net assets	16%	(6)%	17%	12%	(25)%

Adjusted Return on Net Assets
Adjusted net income (loss)(a):
Income (loss) from continuing operations(b)	$186	$(74)	$273	$161	$(328)
Less: Total certain items, net of tax(d)	(75)	(365)	23	(50)	(510)
Adjusted net income (loss)	$261	$291	$250	$211	$182

Adjusted net assets(e):
Adjusted net working capital(b) (f)	$570	$568	$474	$443	$607
Net property, plant and equipment	1,318	1,290	1,267	1,322	1,416
Assets held for rent	75	110	101	92	67
Equity affiliates	45	56	55	55	63
Adjusted net assets	$2,008	$2,024	$1,897	$1,912	$2,153

Adjusted return on net assets	13%	14%	13%	11%	9%

(a)	Income (loss) from continuing operations and Adjusted net income (loss) are aggregated four quarter rolling amounts.
(b)

In fiscal 2018, the Company elected to change its inventory valuation method of accounting for its U.S. carbon black inventories from the LIFO method to the FIFO method. The Company applied this change retrospectively and fiscal 2017 and 2016 balances have been updated accordingly. Fiscal 2015 has not been updated to reflect this change and may not be comparable to the other years presented.

(c)	Net assets represents Total stockholders' equity.
(d)	Total certain items, net of tax is detailed in the table in note (4) above.
(e)	Each component of adjusted net assets is calculated by averaging previous five quarter ending balances.
(f)	Adjusted net working capital is the average of the previous five quarter ending balances of Accounts receivable plus Inventory less Accounts payable and accruals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which we expect to receive in exchange for those goods or services. Our contracts with customers are generally for products only and do not include other performance obligations. Generally, we consider purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for returns, discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which we expect to be entitled. Revenue from product sales is recognized based on a point in time model when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer. We have an immaterial amount of revenue that is recognized over time. Payment terms typically range from zero to ninety days.

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

As permitted by the revenue recognition standard, Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”), when the period of time between the transfer of control of the goods and the time the customer pays for the goods is one year or less, we do not consider there to be a significant financing component associated with the contract.

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

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is subject to impairment testing annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.

Historically, the annual goodwill impairment test was performed as of May 31. During the fourth quarter of fiscal 2019, we changed the date of our impairment test to August 31. This date is preferred as it better aligns with our planning process, which produces a significant input to the testing, and it did not result in a material change to our consolidated financial statements.

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides and specialty compounds product lines within Performance Chemicals, which are considered separate reporting units, carried our goodwill balances as of September 30, 2019.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against the value calculated from a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Based on our most recent annual goodwill impairment test performed as of August 31, 2019, the fair values of the Reinforcement Materials, Fumed Metal Oxides and Specialty Compounds reporting units were substantially in excess of their carrying values. Refer to Note G of our Notes to the Consolidated Financial Statements (“Note G”) for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded in the second quarter of fiscal 2018.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable fair value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separately identifiable cash flows, an impairment charge is recorded when we no longer intend to use the asset. Refer to Note G regarding the results of the recoverability test performed on the long-lived assets of the Purification Solutions segment and the resulting impairment charge recorded in the second quarter of fiscal 2018.

We continue to consider strategic options for our Purification Solutions business. Depending on the actions taken, there could be a negative impact on the fair value of the Purification Solutions reporting unit, which may lead to further impairment.

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

In the second quarter of fiscal 2018, the Purification Solutions reporting unit had experienced market share losses, lower customer demand and declining prices in the mercury removal and North America powdered activated carbon applications, which led us to reassess our previous estimates for expected growth in volumes, prices and margins in the reporting unit. Due to revised forecasts at the time, we performed the quantitative goodwill impairment test and determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value, resulting in a goodwill impairment charge of $92 million.

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

We recorded a tax benefit related to the impairment charges of $30 million in the second quarter of fiscal 2018 which was subsequently reduced by $1 million after the impairment charges by tax jurisdiction were finalized in the fourth quarter of fiscal 2018.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the settlement of respirator claims, (ix) a change in the availability of insurance coverage maintained by certain of the parties that contribute to the settlement of respirator claims, or the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

This section discusses our fiscal 2019 and fiscal 2018 results of operations and year-to-year comparisons between fiscal 2019 and fiscal 2018. For the discussions of our fiscal 2017 results and year-to-year comparisons between fiscal 2018 and fiscal 2017, refer to our discussions under the headings “Results of Operations” and “Cash Flows and Liquidity” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which was filed with the United States Securities and Exchange Commission on November 21, 2018.

Definition of Terms and Non-GAAP Financial Measures

When discussing our results of operations, we use several terms as described below.

The term “product mix” refers to the mix of types and grades of products sold or the mix of geographic regions where products are sold, and the positive or negative impact this has on the revenue or profitability of the business and/or segment.

Our discussion under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: (i) unusual or infrequent items such as a significant release or establishment of a valuation allowance, (ii) items related to uncertain tax positions such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and (iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. When the tax impact of a certain item is also a discrete tax item, it is classified as a certain item for our definition of operating tax rate. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that the non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Fiscal 2019 compared to Fiscal 2018—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Fiscal 2019 compared to Fiscal 2018—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

In Performance Chemicals, longer term demand is driven primarily by the construction and infrastructure, automotive, electronics and consumer products industries. In recent years, operating results in Performance Chemicals have been driven by: i) increases or decreases in sales volumes to the industries previously noted; ii) changes in pricing and product mix, which includes customer pricing as well as the mix of products sold or the region in which they are sold; iii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; iv) our ability to obtain value pricing for this differentiation; v) the cost of new capacity; vi) changes in selling prices relative to variations in the cost of raw materials; and vii) the adoption of new products for use in our customers’ applications.

In Purification Solutions, longer term demand is driven primarily by the demand for activated carbon based solutions for water, gas and air, pharmaceuticals, food and beverages, catalysts and other chemical applications. Operating results in Purification Solutions have been influenced by: i) changes in our sales volumes in the various applications previously noted; ii) management of our operations, including inventory levels, and the commensurate costs; iii) changes in price and product mix; iv) industry capacity utilization; and v) implementation of cost savings initiatives as part of a transformation plan.

Overview of Results for Fiscal 2019

During fiscal 2019, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased compared to fiscal 2018 primarily due to a charge for the Purification Solutions goodwill and long-lived asset impairment in fiscal 2018 that did not reoccur in fiscal 2019, partially offset by weaker results in the Reinforcement Materials and Performance Chemicals segments in fiscal 2019 due to automotive production weakness, particularly in Asia and Europe, and lower pricing in Asia.

Fiscal 2019 compared to Fiscal 2018—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Years Ended September 30
	2019	2018	2017
	(In millions)
Net sales and other operating revenues	$3,337	$3,242	$2,717
Gross profit	$685	$772	$657

The $95 million increase in net sales from fiscal 2018 to fiscal 2019 was due primarily to more favorable pricing and product mix as we passed through higher raw material costs in our pricing (combined $125 million) and the impact of presenting revenue from by-products produced in manufacturing operations in Net sales and other operating revenues ($76 million), which in fiscal 2018 was recorded within Cost of sales, partially offset by the unfavorable impact of currency translation ($87 million) and lower volumes ($24 million).

Gross profit decreased by $87 million in fiscal 2019 when compared to fiscal 2018 driven by lower unit margins in Reinforcement Materials and Performance Chemicals and lower volumes in Performance Chemicals, driven primarily by the continued competitive pricing environment in Asia and lower automotive production.

Selling and Administrative Expenses

	Years Ended September 30
	2019	2018	2017
	(In millions)
Selling and administrative expenses	$290	$308	$262

Selling and administrative expenses decreased by $18 million in fiscal 2019 when compared to fiscal 2018. The decrease was principally driven by lower discretionary spending and incentive compensation, partially offset by a higher charge in connection with our respirator liability and higher restructuring charges.

Research and Technical Expenses

	Years Ended September 30
	2019	2018	2017
	(In millions)
Research and technical expenses	$60	$66	$57

Research and technical expenses decreased by $6 million in fiscal 2019 when compared to fiscal 2018 primarily due to lower research and technical spending for certain new product technologies that have moved into commercialization phase and from lower spending in the Purification Solutions segment related to the transformation plan.

Impairment Charges and Loss on Sale

	Years Ended September 30
	2019	2018	2017
	(In millions)
Specialty Fluids loss on sale and asset impairment	$29	$—	$—
Purification Solutions long-lived assets impairment charge	$—	$162	$—
Purification Solutions goodwill impairment charge	$—	$92	$—

The Specialty Fluids loss on sale and asset impairment charges recorded during fiscal 2019 are described in Note D of our Notes to the Consolidated Financial Statements (“Note D”). The Purification Solutions long-lived assets and goodwill impairment charges recorded during fiscal 2018 are described in Note G.

Interest and Dividend Income

	Years Ended September 30
	2019	2018	2017
	(In millions)
Interest and dividend income	$9	$10	$9

Interest and dividend income decreased by $1 million in fiscal 2019 when compared to fiscal 2018 due to lower cash balances.

Interest Expense

	Years Ended September 30
	2019	2018	2017
	(In millions)
Interest expense	$59	$54	$53

Interest expense increased by $5 million in fiscal 2019 as compared to fiscal 2018. The increase was primarily due to interest on $300 million in registered notes issued during fiscal 2019 as well as higher rates on commercial paper borrowings.

Other Income (Expense)

	Years Ended September 30
	2019	2018	2017
	(In millions)
Other income (expense)	$(1)	$17	$5

Other income (expense) changed during fiscal 2019 by $18 million as compared to fiscal 2018 primarily due to the impairment charge related to our investment in our Venezuelan equity affiliate in the second quarter of fiscal 2019 and a gain on the sale of cost method investments in fiscal 2018 that did not reoccur in fiscal 2019, partially offset by the favorable impact of foreign currency translation.

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2019	2018	2017
	(Dollars in millions)
Provision (benefit) for income taxes	$70	$193	$33

Effective tax rate(1)	28%	165%	10%
Impact of discrete tax items(2):
Unusual or infrequent items:	2%	(137)%	6%
Items related to uncertain tax positions	2%	(2)%	(1)%
Other discrete tax items	(2)%	12%	4%
Impact of certain items	(6)%	(17)%	—%
Operating tax rate	24%	21%	19%

(1)	Refer to the reconciliation of computed tax expense at the federal statutory rate to the Provision (benefit) for income taxes in Note S of our Notes to the Consolidated Financial Statements.
(2)

For fiscal 2019 and fiscal 2018, Impact of discrete tax items included a net discrete tax benefit of $5 million and a net discrete tax expense of $148 million, respectively. The nature of the discrete tax items fiscal 2019 and 2018 were as follows:

(i)

Unusual or infrequent items during fiscal 2019 and 2018 consisted of excludible foreign exchange gains and losses in certain jurisdictions and impacts related to stock compensation deductions. Additionally, fiscal 2019 included the impact of changes in valuation allowances on beginning of year tax balances and the tax impacts of a pension settlement, and fiscal 2018 included the net tax impacts of the Tax Cuts and Jobs Act of 2017 (net tax expense of $159 million), cash management activities as well as impacts related to foreign exchange gain/loss on the remeasurement of a deferred tax liability;

(ii)

Items related to uncertain tax positions during fiscal 2019 and 2018 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and the settlement of tax audits, the accrual of interest on uncertain tax positions, and the accrual of prior year uncertain tax positions (fiscal 2018 only), and;

(iii)

Other discrete tax items during fiscal 2019 and 2018 included net tax impacts as a result of changes in non-US tax laws, various return to provision adjustments related to tax return filings and audit settlements as well as changes in valuation allowances on beginning of year tax balances (fiscal 2018 only).

We file U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. Cabot and certain subsidiaries are under audit in a number of jurisdictions. It is possible that some of these audits will be resolved in fiscal 2020 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting us, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime for foreign earnings, there are certain other aspects of the new legislation that affect us, including in particular, immediate U.S. taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. GILTI earned by Controlled Foreign Corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC-tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. GILTI had a negative impact on earnings and this is the primary driver of the increase in our operating tax rate. In transitioning to this participation exemption regime, we were also subject, during fiscal 2018, to a one-time tax on the deemed repatriation of certain foreign earnings. We did not incur a Base Erosion Anti-Abuse Tax (“BEAT”) liability in fiscal 2019 since we did not exceed the base erosion percentage of 3% for the taxable year. A significant portion of our intercompany payments were exempted from BEAT. We will continue to analyze the applicability of the BEAT provisions on a quarterly basis.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interest, Net of Tax

	Years Ended September 30
	2019	2018	2017
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$2	$7
Net income (loss) attributable to noncontrolling interests, net of tax	$29	$39	$25

Equity in earnings of affiliated companies, net of tax, decreased by $1 million in fiscal 2019 compared to fiscal 2018 primarily due to lower earnings from our Venezuelan equity affiliate, which has not been operational in recent periods due to a lack of available raw materials.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $10 million in fiscal 2019 compared to fiscal 2018 primarily due to lower profitability of our joint ventures in China.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2019, we reported net income (loss) attributable to Cabot Corporation of $157 million ($2.63 earnings per diluted common share). In fiscal 2018, we reported a net loss of $113 million ($1.85 loss per diluted common share). The loss in fiscal 2018 was driven by the Purification Solutions long-lived asset and goodwill impairment charges more fully discussed in Note G and the impact of tax reform in the U.S. as more fully discussed in Note S.

Fiscal 2019 compared to Fiscal 2018—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items and Total segment EBIT for fiscal 2019, 2018 and 2017 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note U of our Notes to the Consolidated Financial Statements.

	Years Ended September 30
	2019	2018	2017
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$255	$117	$299
Less: Certain items, pre-tax	(87)	(248)	(3)
Less: Other unallocated items	(102)	(115)	(107)
Total segment EBIT	$444	$480	$409

In fiscal 2019, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies increased by $138 million and Total Segment EBIT decreased by $36 million. The change in both Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies and Total segment EBIT was due to lower unit margins ($66 million), primarily in Reinforcement Materials and Performance Chemicals, lower volumes ($3 million) driven by Performance Chemicals and the unfavorable impact of foreign currency translation ($6 million), partially offset by lower fixed costs ($35 million). The lower unit margins were primarily driven by weaker Asia pricing due to softening automotive production. The remainder of the increase in Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies reflects the Purification Solutions asset impairment charges recorded in the second quarter of fiscal 2018 ($254 million) that did not reoccur in fiscal 2019 and the decrease in expense related to Other unallocated items ($13 million), partially offset by the Specialty Fluids loss on sale and asset impairment charge ($29 million), an impairment charge related to our Venezuelan equity affiliate ($11 million) recorded in the second quarter of fiscal 2019 and higher restructuring charges ($46 million).

Certain Items:

Details of the certain items for fiscal 2019, 2018, and 2017 are as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Specialty Fluids loss on sale and asset impairment charge (Note D)	$(29)	$—	$—
Legal and environmental matters and reserves	(21)	(16)	1
Global restructuring activities (Note P)	(16)	30	(3)
Equity affiliate investment impairment charge (Note M)	(11)	—	—
Acquisition and integration-related charges	(6)	(2)	—
Executive transition costs	(1)	(2)	—
Purification Solutions goodwill and long-lived assets impairment charge (Note G)	—	(254)	—
Inventory reserve adjustment	—	(13)	—
Gains (losses) on sale of investments	—	10	—
Other certain items	(3)	(1)	(1)
Total certain items, pre-tax	(87)	(248)	(3)
Tax-related certain items:
Tax impact of certain items	7	31	1
Discrete tax items	5	(148)	25
Total tax-related certain items	12	(117)	26
Total certain items, net of tax	$(75)	$(365)	$23

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”. Additional information concerning several of these items is included in our Notes to the Consolidated Financial Statements as follows: Specialty Fluids loss on sale and asset impairment charges (Note D), Global restructuring activities (Note P), Equity affiliate investment impairment charge (Note M), and Purification Solutions goodwill and long-lived assets impairment charge (Note G).

Tax-related certain items include discrete tax items, the nature of which are discussed under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate”. The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit, included in Net income (loss) attributable to Cabot Corporation, net of discrete tax items, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the heading Definition of Terms and Non-GAAP Financial Measures, to adjusted earnings.

Other Unallocated Items:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Interest expense	$(59)	$(54)	$(53)
Unallocated corporate costs	(50)	(61)	(50)
General unallocated income (expense)	8	2	3
Less: Equity in earnings of affiliated companies, net of tax	1	2	7
Total other unallocated items	$(102)	$(115)	$(107)

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

In fiscal 2019, Total other unallocated items changed by $13 million when compared to fiscal 2018 due to the decrease in Unallocated corporate costs for corporate projects and lower incentive compensation and the change in General Unallocated income (expense) from the favorable impact of foreign currency translation.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2019, 2018 and 2017 are as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Reinforcement Materials Sales	$1,815	$1,774	$1,381
Reinforcement Materials EBIT	$266	$279	$193

In fiscal 2019, sales in Reinforcement Materials increased by $41 million when compared to fiscal 2018. The increase was principally driven by more favorable pricing and product mix (combined $87 million), partially offset by the unfavorable impact from foreign currency translation ($52 million). The more favorable price and product mix was primarily due to higher pricing from 2019 tire customer agreements. The unfavorable impact for foreign currency translation was from the weakening of the Euro, British pound, Canadian dollar and Chinese renminbi against the U.S. dollar.

In fiscal 2019, Reinforcement Materials EBIT decreased by $13 million when compared to fiscal 2018 driven principally by lower unit margins ($41 million) and the unfavorable impact from the change in inventory levels ($3 million), partially offset by lower fixed costs ($27 million) and higher volumes ($1 million). Lower unit margins were driven primarily by the continued competitive pricing environment in Asia and higher raw material costs, partially offset by higher pricing from 2019 calendar year contract gains. Lower fixed costs were primarily due to lower maintenance costs and lower incentive compensation.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2019, 2018 and 2017 are as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Performance Additives Sales	$694	$707	$650
Formulated Solutions Sales	301	321	258
Performance Chemicals Sales	$995	$1,028	$908
Performance Chemicals EBIT	$152	$200	$201

In fiscal 2019, sales in Performance Chemicals decreased by $33 million when compared to fiscal 2018 primarily due to lower volumes ($22 million) and the unfavorable impact from foreign currency translation ($28 million), partially offset by more favorable pricing ($21 million) as we passed through higher raw material costs to our customers. The lower volumes were driven by lower automotive production that impacted demand for our products. The unfavorable impact from foreign currency translation was from the weakening of the Euro, British pound, Canadian dollar and Chinese renminbi against the U.S. dollar.

In fiscal 2019, EBIT in Performance Chemicals decreased $48 million compared to fiscal 2018 primarily due to lower unit margins ($23 million), lower volumes ($13 million), higher fixed costs ($5 million) and the unfavorable impact from foreign currency translation ($6 million). Lower unit margins were due to weaker product mix in Specialty Carbons and Specialty Compounds as a result of the lower volumes of higher margin products sold into the automotive and fiber end markets, partially offset by higher pricing as we passed through higher raw material costs to our customers.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2019, 2018 and 2017 are as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Purification Solutions Sales	$278	$279	$281
Purification Solutions EBIT	$2	$(7)	$6

Sales in Purification Solutions decreased by $1 million in fiscal 2019 when compared to fiscal 2018 primarily due to lower volumes ($4 million) and the unfavorable impact from foreign currency translation ($7 million), partially offset by the impact of a more favorable price and product mix (combined $11 million). The lower volumes were due to increased competition and reduced usage in the mercury removal and other flue gas applications. The favorable price and product mix was due to broad based price increases and volume growth in our higher margin specialty applications.

EBIT in Purification Solutions increased by $9 million in fiscal 2019 when compared to fiscal 2018 driven by lower fixed costs ($12 million) and the favorable impact from the sell through of lower cost inventories ($4 million), partially offset by the absence of royalty payments under a technology settlement agreement which did not reoccur in 2019 ($5 million), and lower volumes ($2 million). Lower fixed costs were driven by savings associated with an organizational re-alignment and restructuring which were put into effect throughout the course of fiscal 2019.

Specialty Fluids

Sales and EBIT for Specialty Fluids for fiscal 2019, 2018 and 2017 are as follows:

	Years Ended September 30
	2019(1)	2018	2017
	(In millions)
Specialty Fluids Sales	$56	$45	$41
Specialty Fluids EBIT	$24	$8	$9

(1)	We divested our Specialty Fluids business on June 28, 2019. Refer to Note D for the terms of this transaction.

Sales in Specialty Fluids increased by $11 million in fiscal 2019 when compared to fiscal 2018. The increase was primarily due to a higher level of project activity that resulted in higher rental and sales volumes for our drilling fluids.

EBIT in Specialty Fluids increased by $16 million in fiscal 2019 when compared to fiscal 2018. The increase is primarily due to a higher level of project activity.

Outlook

Looking forward to fiscal 2020, we expect the current challenging macroeconomic conditions affecting our business will continue. Those conditions include disputes related to trade tariffs between the U.S. and China, volatile commodity prices and soft global automotive production. These challenges are driving certain customers to be cautious in their short-term purchasing behavior, which could impact our fiscal 2020 results. We do not expect this short-term behavior to have a long-term impact on the business as the conditions subside, however, and we expect EBIT growth across all segments in fiscal 2020. Reinforcement Materials is expected to benefit from favorable calendar 2020 customer agreements. We anticipate that Performance Chemicals EBIT will improve as we move through the year from the benefits of a full year of production at the new China fumed silica plant. We expect that Purification Solutions results will improve from the full year benefit of transformation actions and as we continue to grow our specialty applications. With the sale of the Specialty Fluids business in fiscal 2019, we will not have any EBIT contribution from this business in fiscal 2020.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $530 million during fiscal 2019, which was largely attributable to the repayment of commercial paper through the proceeds from the sale of the Specialty Fluids business, the issuance of long-term debt, increased borrowing availability under a new revolving credit agreement and lower net working capital, partially offset by share repurchases and cash dividends, and the redemption of the preferred stock issued in the NHUMO, S.A. de C.V. (“NHUMO”) transaction. As of September 30, 2019, we had cash and cash equivalents of $169 million and borrowing availability under our revolving credit agreements of $1,297 million. Our U.S. revolving credit agreement supports our commercial paper program. Our non-U.S. revolving credit agreements may be used for repatriation of earnings of our foreign subsidiaries to the U.S., the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries, and for working capital and general corporate purposes.

At September 30, 2019, we were in compliance with all applicable covenants under our revolving credit facilities including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We use commercial paper throughout the year to manage short-term U.S. cash needs. The commercial paper balance is generally reduced at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. The balance of commercial paper outstanding as of September 30, 2019 was $33 million. If additional funds are needed in the U.S., we have the ability to repatriate offshore earnings.

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

In May 2019, several subsidiaries entered into a revolving credit agreement with a loan commitment not to exceed 300 million Euros. The revolving credit agreement may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of our foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company.

In June 2019, we issued $300 million in registered notes with a coupon of 4.0% that mature on July 1, 2029. These notes are unsecured and pay interest on January 1 and July 1 commencing in January 2020. The net proceeds of this offering were $296 million after deducting discounts and issuance costs.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $363 million in fiscal 2019. Operating activities provided $298 million and $348 million of cash in fiscal 2018 and in fiscal 2017, respectively.

Cash provided by operating activities in fiscal 2019 was driven primarily by our net income of $186 million, the non-cash impacts of depreciation and amortization of $148 million, a decrease in Accounts and notes receivable of $73 million, the loss on the sale and asset impairment of the Specialty Fluids business of $29 million, a decrease in Inventory of $27 million, and the impairment of our investment in our Venezuelan equity affiliate of $11 million. Partially offsetting these factors were a decrease in Accounts payable and accrued liabilities of $75 million, a decrease in Other liabilities of $37 million, and the non-cash impact of a decrease in our deferred tax provision of $27 million.

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

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of September 30, 2019, we had $7 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to our global restructuring activities. We made cash payments of $12 million during fiscal 2019. In fiscal 2020 and thereafter, we expect to make cash payments totaling approximately $8 million related to these restructuring plans.

Environmental Reserves and Litigation Matters—As of September 30, 2019, we had a $13 million reserve for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of September 30, 2019, we had a $35 million reserve for respirator claims. We expect expenditures for each of these reserves to be incurred over many years. We also have other litigation costs arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $94 million of cash in fiscal 2019 compared to $246 million in fiscal 2018 and $149 million in fiscal 2017. In fiscal 2019, the use of cash by investing activities was primarily driven by capital expenditures of $224 million, partially offset by proceeds from the sale of the Specialty Fluids business of $135 million.

In fiscal 2018, the use of cash by investing activities was primarily driven by $64 million of cash paid for our acquisition of Tech Blend, net of cash acquired of $1 million, and capital expenditures of $229 million. These capital expenditures were for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals. Offsetting these amounts was an inflow of cash related to the sales of land at our former sites in Merak, Indonesia, and Thane, India and proceeds from the sale of shares of a cost method investment in Asia.

Capital expenditures for fiscal 2020 are expected to be approximately $250 million. Our planned capital spending program for fiscal 2020 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals.

Cash Flows from Financing Activities

Financing activities consumed $236 million of cash in fiscal 2019 compared to $141 million in fiscal 2018 and $133 million in fiscal 2017. The use of cash by financing activities in fiscal 2019 primarily consisted of the repayment of $216 million of commercial paper, share repurchases of $173 million, dividend payments to stockholders of $80 million, the repayment of $75 million of long-term debt, the redemption of $25 million of preferred stock held by our former NHUMO joint venture partner, and dividend payments of $23 million to noncontrolling interests, partially offset by the proceeds from the issuance of our registered notes and borrowing under our European revolver in the aggregate of $352 million.

The use of cash in fiscal 2018 was primarily related to cash dividends paid to common stockholders of $80 million, purchases of common stock of $142 million, and cash dividends paid to noncontrolling interests of $21 million. These were offset by an increase in our overall debt balance of $80 million. The increase in debt was driven primarily by an increase in working capital and the acquisition of Tech Blend, partially offset by the proceeds from the Merak, Indonesia and Thane, India land sales.

At September 30, 2019, we had $1,297 million of availability under our credit agreements. Although we typically have an outstanding commercial paper balance during the quarter, we generally reduce the balance at quarter-end through cash receipts from collections, settlement of intercompany balances and short-term intercompany loans. There was $33 million and $249 million of commercial paper outstanding at September 30, 2019 and 2018, respectively.

Our long-term total debt, of which $7 million is current, matures at various times as presented in Note J of our Notes to the Consolidated Financial Statements. The weighted-average interest rate on our fixed rate long-term debt was 3.85% as of September 30, 2019.

Share Repurchases

In fiscal 2018, the Board of Directors’ authorized us to repurchase up to 10 million shares of common stock. During fiscal 2019 and 2018, we repurchased approximately 3.6 million and 2.2 million shares of our common stock on the open market for $167 million and $138 million, respectively. Additionally, during each of fiscal 2019 and 2018, we repurchased less than one million shares of our common stock associated with employee tax obligations on stock-based compensation awards for $6 million and $4 million, respectively. As of September 30, 2019, we had approximately 5.9 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend Payments

In fiscal 2019 and fiscal 2018, we paid cash dividends on our common stock of $1.36 and $1.29 per share, respectively. These cash dividend payments totaled $80 million in both fiscal 2019 and fiscal 2018.

Employee Benefit Plans

As of September 30, 2019, we had a consolidated pension obligation, net of the fair value of plan assets, of $79 million, comprised of $31 million for pension benefit plan liabilities and $48 million for postretirement benefit plan liabilities.

The $31 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(In millions)
Fair value of plan assets	$151	$195	$346
Benefit obligation	157	220	377
Funded (unfunded) status	$(6)	$(25)	$(31)

In fiscal 2019, we made cash contributions totaling approximately $8 million to our pension benefit plans. In fiscal 2020, we expect to make cash contributions of $10 million to our pension plans.

The $48 million of unfunded postretirement benefit plan liabilities is comprised of $28 million for our U.S. and $20 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2019, we paid postretirement benefits of $4 million. For fiscal 2020, our benefit payments for our postretirement plans are expected to be $4 million.

In fiscal 2019, Cabot’s Board of Directors approved a resolution to terminate the U.S. pension plan. We commenced the U.S. plan termination process during the third quarter of 2019 and expect to complete the transfer of the U.S. plan’s assets in fiscal year 2020 pending an Internal Revenue Service determination letter. The pension liability will be settled in either a lump-sum payment or a purchased annuity. Upon settlement of the plan, we will recognize a loss with the release of approximately $13 million from Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet to Other income (expense) in the Consolidated Statement of Operations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Purchase commitments	$281	$179	$169	$143	$137	$1,648	$2,557
Long-term debt	4	43	365	—	56	558	1,026
Capital lease obligations(1)	3	3	3	3	2	7	21
Fixed interest on long-term debt	35	35	35	21	21	79	226
Operating leases	23	14	9	9	8	68	131
Total	$346	$274	$581	$176	$224	$2,360	$3,961

(1)	Capital lease obligations include interest.

Purchase Commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers for all of our business segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments. We have also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $12 million as of September 30, 2019, the majority of which is expected to be paid within the next 5 years.

Capital Leases

We have capital lease obligations primarily for certain equipment and buildings. These obligations are payable over the next 14 years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or liability position as of September 30, 2019. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit or repayment risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. We have cross-currency swaps designated as hedges of our net investments in certain Euro denominated subsidiaries. The following table summarizes the principal terms of our cross-currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2019.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2019
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$1 million

We also have foreign currency exposures arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2019, we had $54 million in notional foreign currency contracts, which were denominated in British pound, Canadian dollar, Indonesian rupiah and Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2019.

In certain situations where we have forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

The primary currencies for which we have exchange rate exposure are the Euro, Japanese Yen, Brazilian Real, and Argentine Peso. In fiscal year 2019, foreign currency translations in the aggregate decreased our business segment EBIT by $6 million, the majority of which affected the results of the Performance Chemicals segment. The overall unfavorable impact was driven by the translation of local currency denominated revenues and costs in Europe. In addition, we recognized a net foreign exchange gain of less than $1 million in Other income (expense) in fiscal 2019 from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine Peso, partially offset by unfavorable movements in the Euro during the year.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2019	2018	2017
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,337	$3,242	$2,717
Cost of sales	2,652	2,470	2,060
Gross profit	685	772	657
Selling and administrative expenses	290	308	262
Research and technical expenses	60	66	57
Specialty Fluids loss on sale and asset impairment charge (Note D)	29	—	—
Purification Solutions long-lived assets impairment charge (Note G)	—	162	—
Purification Solutions goodwill impairment charge (Note G)	—	92	—
Income (loss) from operations	306	144	338
Interest and dividend income	9	10	9
Interest expense	(59)	(54)	(53)
Other income (expense)	(1)	17	5
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	255	117	299
(Provision) benefit for income taxes	(70)	(193)	(33)
Equity in earnings of affiliated companies, net of tax	1	2	7
Net income (loss)	186	(74)	273
Net income (loss) attributable to noncontrolling interests, net of tax of $6, $10 and $6	29	39	25
Net income (loss) attributable to Cabot Corporation	$157	$(113)	$248

Weighted-average common shares outstanding:
Basic	58.7	61.7	62.3
Diluted	58.8	61.7	62.7

Earnings per common share:
Basic	$2.64	$(1.85)	$3.94
Diluted	$2.63	$(1.85)	$3.91

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2019	2018	2017
	(In millions)
Net income (loss)	$186	$(74)	$273
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax (provision) benefit of ($5), $1, and $4	(69)	(64)	25
Unrealized holding gains (losses) arising during the period, net of tax provision of $—, $—, and $—	—	(1)	—
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax provision (benefit) of $1, $2, and $—	(4)	(3)	—
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax provision (benefit) of $—, $(1), and $—	1	1	—
Pension and other postretirement benefit liability adjustments
Pension and other postretirement benefit liability adjustments arising during the period, net of tax	(6)	6	41
Amortization of net loss and prior service credit included in net periodic pension cost, net of tax	1	(1)	2
Specialty Fluids divestiture	(3)	—	—
Other comprehensive income (loss)	(80)	(62)	68
Comprehensive income (loss)	106	(136)	341
Net income (loss) attributable to noncontrolling interests, net of tax	29	39	25
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(6)	(4)	2
Comprehensive income (loss) attributable to noncontrolling interests	23	35	27
Comprehensive income (loss) attributable to Cabot Corporation	$83	$(171)	$314

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2019	2018
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$169	$175
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $7	530	637
Inventories	466	511
Prepaid expenses and other current assets	45	63
Total current assets	1,210	1,386
Property, plant and equipment	3,546	3,520
Accumulated depreciation	(2,198)	(2,224)
Net property, plant and equipment	1,348	1,296
Goodwill	90	93
Equity affiliates	39	52
Intangible assets, net	96	98
Assets held for rent	—	118
Deferred income taxes	163	134
Other assets	58	67
Total assets	$3,004	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2019	2018
	(In millions, except share and per share amounts)
Current liabilities:
Short-term borrowings	$33	$249
Accounts payable and accrued liabilities	537	613
Income taxes payable	22	29
Current portion of long-term debt	7	35
Redeemable preferred stock	—	26
Total current liabilities	599	952
Long-term debt	1,024	719
Deferred income taxes	41	42
Other liabilities	206	252
Commitments and contingencies (Note T)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 57,250,454 and 60,566,375 shares
Outstanding 57,080,589 and 60,366,569 shares	57	61
Less cost of 169,865 and 199,806 shares of common treasury stock	(5)	(7)
Additional paid-in capital	—	—
Retained earnings	1,337	1,417
Accumulated other comprehensive income (loss)	(391)	(317)
Total Cabot Corporation stockholders’ equity	998	1,154
Noncontrolling interests	136	125
Total stockholders’ equity	1,134	1,279
Total liabilities and stockholders’ equity	$3,004	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2019	2018	2017
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$186	$(74)	$273
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	148	149	155
Specialty Fluids loss on sale and asset impairment charge	29	—	—
Impairment of investment in equity affiliate	11	—	—
Long-lived asset impairment charge	—	162	—
Goodwill impairment charge	—	92	—
Deferred tax provision (benefit)	(27)	91	(31)
Employee benefit plan settlement	7	—	—
Gain on sale of land	—	(39)	—
Gain on sale of investments	—	(10)	—
Equity in net income of affiliated companies	(1)	(2)	(7)
Non-cash compensation	11	22	16
Other non-cash (income) expense	(3)	16	(3)
Changes in assets and liabilities:
Accounts and notes receivable	73	(127)	(64)
Inventories	27	(105)	(61)
Prepaid expenses and other current assets	18	(27)	(14)
Accounts payable and accrued liabilities	(75)	122	91
Income taxes payable	(6)	7	(2)
Other liabilities	(37)	12	(16)
Cash dividends received from equity affiliates	2	9	11
Cash provided by operating activities	363	298	348

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(224)	(229)	(147)
Proceeds from sale of business	135	—	—
Cash paid for acquisition of business, net of cash acquired of $—, $1 and $—	(3)	(64)	—
Proceeds from the sale of land	—	39	—
Proceeds from sales of investments	—	11	—
Other	(2)	(3)	(2)
Cash used in investing activities	(94)	(246)	(149)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	29	—	1
Repayments under financing arrangements	(29)	(4)	(3)
Increase (decrease) in short-term borrowings, net	—	(4)	2
Proceeds from (repayments of) issuance of commercial paper, net	(216)	249	—
Proceeds from long-term debt, net of issuance costs	352	90	—
Repayments of long-term debt	(75)	(251)	(2)
Repayments of redeemable preferred stock	(25)	—	—
Purchases of common stock	(173)	(142)	(61)
Proceeds from sales of common stock	4	22	21
Cash dividends paid to noncontrolling interests	(23)	(21)	(14)
Cash dividends paid to common stockholders	(80)	(80)	(77)
Cash used in financing activities	(236)	(141)	(133)
Effects of exchange rate changes on cash	(39)	(16)	14
Increase (decrease) in cash and cash equivalents	(6)	(105)	80
Cash and cash equivalents at beginning of year	175	280	200
Cash and cash equivalents at end of year	$169	$175	$280

Income taxes paid	$99	$84	$69
Interest paid	$47	$47	$48

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2016	62,211	$55	$—	$1,561	$(325)	$1,291	$98	$1,389
Net income (loss) attributable to Cabot Corporation				248		248		248
Net income (loss) attributable to noncontrolling interests						—	25	25
Total other comprehensive income (loss)					66	66	2	68
Contributions from noncontrolling interest						—	4	4
Acquisition of noncontrolling interest			(6)			(6)	6	—
Cash dividends paid to noncontrolling interests						—	(14)	(14)
Cash dividends paid to common stockholders, $1.23 per share				(77)		(77)		(77)
Issuance of stock under equity compensation plans	833	2	25			27		27
Amortization of share-based compensation			16			16		16
Purchase and retirement of common stock	(1,160)	(1)	(35)	(25)		(61)		(61)
Balance at September 30, 2017	61,884	56	—	1,707	(259)	1,504	121	1,625
Net income (loss) attributable to Cabot Corporation				(113)		(113)		(113)
Net income (loss) attributable to noncontrolling interests							39	39
Total other comprehensive income (loss)					(58)	(58)	(4)	(62)
Acquisition of noncontrolling interest			(1)			(1)	1	—
Cash dividends declared to noncontrolling interests						—	(32)	(32)
Cash dividends paid to common stockholders, $1.29 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	733	—	22			22		22
Amortization of share-based compensation			22			22		22
Purchase and retirement of common stock	(2,250)	(2)	(43)	(97)		(142)		(142)
Balance at September 30, 2018	60,367	54	—	1,417	(317)	1,154	125	1,279
Net income (loss) attributable to Cabot Corporation				157		157		157
Net income (loss) attributable to noncontrolling interests							29	29
Total other comprehensive income (loss)					(74)	(74)	(6)	(80)
Acquisition of noncontrolling interest			(1)			(1)	1	—
Cash dividends declared to noncontrolling interests						—	(13)	(13)
Cash dividends paid to common stockholders, $1.36 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	483	2	2			4		4
Amortization of share-based compensation			11			11		11
Purchase and retirement of common stock	(3,769)	(4)	(12)	(157)		(173)		(173)
Balance at September 30, 2019	57,081	$52	$—	$1,337	$(391)	$998	$136	$1,134

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2019, has determined that they are readily convertible to cash.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of Specialty Fluids inventories that were classified as assets held for rent was determined using the average cost method. The cost of all other inventories is determined using the first-in, first-out method.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. In the second quarter of fiscal 2019, the Company recorded an impairment charge of $11 million related to its Venezuelan equity investment, which is included in Other income (expense) within the Consolidated Statements of Operations. Refer to Note M for details related to the impairment charge. At September 30, 2019 and 2018, Cabot had equity affiliate investments of $39 million and $52 million, respectively. Dividends declared and received from these investments were $4 million, $9 million and $11 million in fiscal 2019, 2018 and 2017, respectively.

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

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is subject to impairment testing annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.

Historically, the annual goodwill impairment test was performed as of May 31. During the fourth quarter of fiscal 2019, the Company changed the date of the impairment test to August 31. This date is preferred as it better aligns with the Company’s planning process, which produces a significant input to the testing, and it did not result in a material change to the Company’s consolidated financial statements.

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides and specialty compounds product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of September 30, 2019.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against the value calculated from a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Based on the Company’s most recent annual goodwill impairment test performed as of August 31, 2019, the fair values of the Reinforcement Materials, Fumed Metal Oxides and Specialty Compounds reporting units were substantially in excess of their carrying values. Refer to Note G for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded in the second quarter of fiscal 2018.

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

An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset. Refer to Note G regarding the results of the recoverability test performed on the long-lived assets of the Purification Solutions segment and the resulting impairment charge recorded in the second quarter of fiscal 2018.

The Company continues to consider strategic options for its Purification Solutions business. Depending on the actions taken, there could be a negative impact on the fair value of the Purification Solutions reporting unit, which may lead to further impairment.

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

Capital expenditures for property, plant and equipment included in Accounts payable and accrued liabilities were approximately $23 million, $29 million and $7 million for the years ended September 30, 2019, 2018, and 2017, respectively.

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2019, 2018 and 2017, Cabot capitalized $4 million, $2 million and $1 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. In certain instances, Cabot has not recorded a reserve for AROs because of the indefinite life of certain assets. The ARO reserves were $26 million and $28 million at September 30, 2019 and 2018, respectively, and are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

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

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; (ii) income taxes upon future repatriation of unremitted earnings from non-U.S. subsidiaries that are not indefinitely reinvested; and (iii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of Other comprehensive income (loss). In fiscal 2019, 2018 and 2017, net foreign currency transaction gains of less than $1 million, and losses of $4 million, and $4 million, respectively, are included in Other income (expense) in the Consolidated Statements of Operations.

Beginning July 1, 2018, the Argentina economy was determined to be highly inflationary. As a result, the functional currency of the Company’s Argentina subsidiary was changed to the U.S. dollar, Cabot’s reporting currency, which is discussed in Note M.

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

Revenue Recognition

Cabot recognizes revenue when its customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which the Company expects to receive in exchange for those goods or services. The Company’s contracts with customers are generally for products only and do not include other performance obligations. Generally, Cabot considers purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, the Company evaluates whether the price is subject to adjustments, such as for returns, discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which the Company expects to be entitled. Revenue from product sales is recognized based on a point in time model when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer. The Company has an immaterial amount of revenue that is recognized over time. Payment terms typically range from zero to ninety days.

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

As permitted by the revenue recognition standard, Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”), when the period of time between the transfer of control of the goods and the time the customer pays for the goods is one year or less, the Company does not consider there to be a significant financing component associated with the contract.

Cost of Sales

Cost of sales consists of the cost of raw and packaging materials, direct manufacturing costs, depreciation, internal transfer costs, inspection costs, inbound and outbound freight and shipping and handling costs, plant purchasing and receiving costs and other overhead expenses necessary to manufacture the products.

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 30 million Chinese Renminbi (“RMB”) ($4 million) and 32 million RMB ($5 million) as of September 30, 2019 and 2018, respectively, and are included in Accounts and notes receivable on the Company’s Consolidated Balance Sheets. Cabot periodically sells a portion of these bank notes and other customer receivables at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with these notes or other customer receivables after the sale. The difference between the proceeds from the sale and the carrying value of these assets is recognized as a loss on the sale of receivables and is included in Other income (expense) in the accompanying Consolidated Statements of Operations. During fiscal 2019, 2018 and 2017, the Company recorded charges of $3 million, $3 million, and $2 million, respectively, for the sale of these assets.

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

Stock-based Compensation

Cabot recognizes compensation expense for stock-based awards granted to employees using the fair value method. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of what level of performance the Company will achieve for Cabot’s performance-based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of restricted stock units is determined using the closing price of Cabot stock on the day of the grant. The Company recognizes forfeitures as they occur.

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

Note B. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the FASB issued a new standard, Revenue from Contracts with Customers, that amended the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted this standard on October 1, 2018 and applied a modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods.

The adoption of this standard did not have an impact on how the Company recognizes revenue. As such, an adjustment to opening retained earnings was not required. The Company implemented the updates that were necessary to its revenue recognition policy, internal controls, processes and financial statement disclosures as part of this adoption. The updated disclosures are reflected under the heading “Revenue Recognition” within Note A and the Company’s disaggregated revenue is reflected within Note U.

In addition, as part of an assessment performed in connection with adopting this standard, the Company reviewed its classification of by-product sales, which consist of sales generated from the production of steam or electricity from the Company's energy centers primarily from its carbon black manufacturing sites and sales of hydrochloric acid generated from the production of fumed silica. Historically, the Company presented by-product sales as a reduction of Cost of sales within the Consolidated Statement of Operations. However, upon further evaluation of these sales in connection with the implementation of this standard, the Company determined that it is appropriate to present by-product sales as Net sales and other operating revenues. Effective October 1, 2018, these sales have been included within Net sales and other operating revenues in the Consolidated Statement of Operations. This change did not result in a cumulative adjustment to opening retained earnings as it is a classification change within the Consolidated Statement of Operations. If the Company had continued to classify by-product sales within Cost of sales, there would have been a decrease to Net sales and other operating revenues and Cost of sales of $76 million for the year ended September 30, 2019.

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

Consolidated Statements of Operations	Years Ended September 30
	2018			2017
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted

Cost of sales	$2,461	$9	$2,470	$2,054	$6	$2,060
Gross profit	$781	$(9)	$772	$663	$(6)	$657
Selling and administrative expenses	$305	$3	$308	$260	$2	$262
Research and technical expenses	$66	$—	$66	$56	$1	$57
Income (loss) from operations	$156	$(12)	$144	$347	$(9)	$338
Other income (expense)	$5	$12	$17	$(4)	$9	$5

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued a new standard for the accounting for leases. This new standard requires lessees to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner that is similar to the current accounting treatment for leases. The standard is applicable for fiscal years beginning after December 15, 2018 and for interim periods within those years, and early adoption is permitted. The Company adopted the standard on October 1, 2019 using the modified retrospective optional transition method, in which case prior periods presented will not be restated. The Company elected the package of practical expedients, which, among other things, permits the Company to not reassess the identification, classification and initial direct costs of leases commencing before the October 1, 2019 effective date and not include short-term leases on the balance sheet. The Company’s implementation team completed analyzing the current portfolio of leases and is currently developing its lease disclosures beginning with quarterly reporting for the period ended December 31, 2019. As of the date of implementation, October 1, 2019, the impact of the adoption was estimated to result in recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheet of approximately $100 million to $120 million. The implementation team was responsible for evaluating and designing the necessary changes to the Company’s business processes, lease policies, systems and internal controls to support recognition and disclosure under the new guidance.

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

In February 2018, the FASB issued a new standard that allows entities to reclassify from AOCI to Retained earnings stranded tax effects resulting from changes made as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). The amendments in this new standard also require certain disclosures about stranded tax effects. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company adopted the standard on October 1, 2019. The Company does not expect the adoption of this standard to materially impact the Company’s consolidated financial statements.

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

NSCC Carbon (Jiangsu) Co. Ltd

In September 2018, the Company acquired NSCC Carbon, a carbon black manufacturing facility in Pizhou, Jiangsu Province, China for a purchase price of $8 million. The purchase price conditions were satisfied in September 2019 and the purchase price is expected to be paid in the first quarter of fiscal 2020. The accrual for this payment is currently recorded within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company plans to modify this facility to produce specialty carbons and therefore the plant is temporarily mothballed. The modifications are expected to be completed, and production is expected to commence, in 2021. During the fiscal year ended 2019 the Company has incurred $4 million of transition-related costs associated with this acquisition.

Other Acquisition

In June 2019, the Company acquired certain intangible assets from a leading masterbatch producer in Asia. The total purchase price of $3 million was allocated to customer relationships and is presented in Intangible assets, net on the Consolidated Balance Sheets. The acquisition extends the Company’s global footprint in black masterbatch.

Note D. Sale of the Specialty Fluids Business

In June 2019, the Company completed the sale of its Specialty Fluids business, an operating segment of the Company, to Sinomine for total proceeds of $133 million, net of $2 million cash transferred, subject to customary post-closing adjustments that are not expected to be material.

The Company recognized a pre-tax loss on the sale of the Specialty Fluids business of $9 million in fiscal 2019 and a $20 million impairment charge during the second quarter of fiscal 2019. The sale of the Specialty Fluids business does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift for the Company, and has no major effect on operations.

As part of the sale, the Company may receive additional cash royalties of up to $5 million for lithium products, payable over a ten-year period.

Note E. Inventories

Inventories, net of obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2019	2018
	(In millions)
Raw materials	$107	$129
Work in process	—	3
Finished goods	305	329
Other	54	50
Total	$466	$511

Other inventory is comprised of certain spare parts and supplies.

Cabot periodically reviews inventory for both obsolescence and loss of value. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. At September 30, 2019 and 2018, total inventory reserves were $29 million and $38 million, respectively. During fiscal year 2018, the Company recorded a lower of cost or market charge in the amount of $13 million related to its Purification Solutions inventory held at several sites in North America and Europe.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2019	2018
	(In millions)
Land and land improvements	$144	$142
Buildings	524	514
Machinery and equipment	2,369	2,373
Other	247	249
Construction in progress	262	242
Total property, plant and equipment	3,546	3,520
Less: Accumulated depreciation	(2,198)	(2,224)
Net property, plant and equipment	$1,348	$1,296

Depreciation expense was $142 million for each of fiscal 2019 and 2018 and $147 million for fiscal 2017.

Note G. Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

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

The Company recorded a tax benefit related to the impairment charges of $30 million in the second quarter of fiscal 2018 which was subsequently reduced by $1 million after the impairment charges by tax jurisdiction were finalized in the fourth quarter of fiscal 2018.

Note H. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended September 30, 2019 are as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions (1)	Total
	(In millions)
Balance at September 30, 2018	$52	$41	$—	$93
Foreign currency impact	(2)	(1)	—	(3)
Balance at September 30, 2019	$50	$40	$—	$90

(1)

The Company has incurred $444 million accumulated impairment losses associated with the goodwill of the Purification Solutions segment as of both September 30, 2019 and September 30, 2018. There are no accumulated impairment losses associated with the goodwill of the Reinforcement Materials or Performance Chemicals segments.

The following table provides information regarding the Company’s intangible assets:

	September 30, 2019			September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$50	$(5)	$45	$52	$(2)	$50
Trademarks	8	—	8	8	—	8
Customer relationships	57	(14)	43	51	(11)	40
Total intangible assets	$115	$(19)	$96	$111	$(13)	$98

Intangible assets are amortized over their estimated useful lives, which range between twelve and twenty-five years, with a weighted average amortization period of approximately 19 years. Amortization expense for the years ended September 30, 2019, 2018 and 2017 was $6 million, $7 million and $8 million, respectively, and is included in Cost of sales, Selling and administrative expenses, and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

Note I. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2019	2018
	(In millions)
Accounts payable	$390	$446
Accrued employee compensation	51	70
Other accrued liabilities	96	97
Total	$537	$613

Other long-term liabilities consist of the following:

	September 30
	2019	2018
	(In millions)
Employee benefit plan liabilities	$91	$118
Non-current tax liabilities	12	19
Other accrued liabilities	103	115
Total	$206	$252

Note J. Debt and Other Obligations

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2019	2018
	(In millions)
Variable Rate Debt:
Revolving Credit Facility, expires fiscal 2023	$—	$—
Revolving Credit Facility - Canada, expires fiscal 2021	43	90
Revolving Credit Facility - Euro, expires fiscal 2024	56	—
Total variable rate debt	99	90
Fixed Rate Debt:
3.7% Notes due fiscal 2022	350	350
3.4% Notes due fiscal 2026	250	250
4.0% Notes due fiscal 2029	300	—
Medium Term Notes:
Notes matured fiscal 2019, 7.42%	—	30
Notes due fiscal 2022, 8.34% — 8.47%	15	15
Notes due fiscal 2028, 6.57% — 7.28%	8	8
Total Medium Term Notes	23	53
Chinese Renminbi Debt, matured fiscal 2019, 4.35%	—	4
Chinese Renminbi Debt, due fiscal 2020, 4.35%	4	—
Total fixed rate debt	927	657
Capital lease obligations, due through fiscal 2033	12	11
Unamortized debt issuance costs and debt discount	(7)	(4)
Total debt	1,031	754
Less current portion of long-term debt	(7)	(35)
Total long-term debt	$1,024	$719

Revolving Credit Facility, expiring fiscal 2023— In October 2015, the Company entered into a revolving credit agreement with a loan commitment not to exceed $1 billion. The amount available for borrowing under the revolving credit agreement was $967 million as of September 30, 2019. The revolving credit agreement, which matures on October 23, 2022, supports the Company’s commercial paper program. Borrowings may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (consolidated total debt to consolidated EBITDA, as defined in the credit agreement) and events of default customary for financings of this type.

Revolving Credit Facility-Canada expiring fiscal 2021—In September 2018, a Canadian subsidiary entered into a revolving credit agreement with a loan commitment not to exceed 100 million U.S. dollars. The amount available for borrowing under this revolving credit agreement was $57 million as of September 30, 2019, and the weighted average interest rate on the outstanding balance during the year was 3.21%. The revolving credit agreement, which matures on September 24, 2021, subject to the right to request a one-year extension, may be used for working capital, capital expenditures and other general corporate purposes. The revolving credit agreement is guaranteed by Cabot Corporation.

Revolving Credit Facility-Euro, expiring fiscal 2024—In May 2019, several subsidiaries entered into a revolving credit agreement with a loan commitment not to exceed 300 million Euros. The amount available for borrowing under this revolving credit agreement was $272 million as of September 30, 2019, and the weighted average interest rate on the outstanding balance during the year was 3.42%. The revolving credit agreement, which matures on the earlier of (i) May 22, 2024 and (ii) the date of maturity, termination or expiration of the Corporate revolving credit facility, may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of the Company’s foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company. The Company paid debt issuance costs of $1 million upon entering the agreement, which are being amortized over the life of the revolver.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of both September 30, 2019 and 2018.

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

4.0% Notes due fiscal 2029—In June 2019, Cabot issued $300 million in registered, unsecured, notes with a coupon of 4.0% that mature on July 1, 2029. Interest is payable under the notes semi-annually on January 1 and July 1 commencing in January 2020. The net proceeds of this offering were $296 million after deducting discounts and issuance costs of $1 million and $3 million, respectively, which were paid at issuance and are being amortized over the life of the notes.

Medium Term Notes—At September 30, 2019 and 2018, there were $23 million and $53 million, respectively, of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 5 years with a weighted average interest rate of 7.96%.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment and buildings with a recorded value of $12 million and $11 million at September 30, 2019 and 2018, respectively. Cabot will make payments totaling $21 million over the next 14 years, including $9 million of imputed interest. At both September 30, 2019 and 2018, the original cost of capital lease assets was $20 million. At both September 30, 2019 and 2018, the associated accumulated depreciation of assets under capital leases was $13 million. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2020 through 2024 and thereafter are as follows:

Years Ending September 30	Principal Payments on Long-Term Debt	Payments on Capital Lease Obligations	Total
	(In millions)
2020	$4	$3	$7
2021	43	3	46
2022	365	3	368
2023	—	3	3
2024	56	2	58
Thereafter	558	7	565
Less: Interest	—	(9)	(9)
Total	$1,026	$12	$1,038

Standby letters of credit—At September 30, 2019, the Company had provided standby letters of credit that were outstanding and not drawn totaling $5 million, which expire through fiscal 2020.

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

There was an outstanding balance of commercial paper of $33 million as of September 30, 2019 with a weighted average interest rate of 2.27% and an outstanding balance of $249 million as of September 30, 2018 with a weighted average interest rate of 2.36%.

Short-term Notes Payable—There were no short term notes payable as of both September 30, 2019 and 2018.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2019 or 2018.

At both September 30, 2019 and 2018, Cabot had derivatives relating to foreign currency risks carried at fair value. At September 30, 2019, the fair value of these derivatives was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. At September 30, 2018, the fair value of these derivatives was a net liability of $18 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At September 30, 2019 and 2018, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $10 million and $11 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At both September 30, 2019 and 2018, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1,026 million and $1,095 million, respectively, as of September 30, 2019 and $747 million and $742 million, respectively, as of September 30, 2018. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2019 and 2018.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both September 30, 2019 and 2018, there were no derivatives held to manage interest rate risk.

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

The following table provides details of the derivatives held as of September 30, 2019 and 2018 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2019	September 30, 2018	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts(1)	N/A	USD 54 million	USD 18 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in British pound, Canadian dollar, Indonesian rupiah and Czech koruna.

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

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. During fiscal 2019 and fiscal 2018, the Company received net cash interest of $4 million and $3 million, respectively. As of September 30, 2019, the fair value of these swaps was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets, and the cumulative gain of $5 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2018, the fair value of these swaps was a net liability of $18 million and was included in Prepaid expenses and other current assets and Other liabilities, and the cumulative loss of $14 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Years Ended September 30
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Description	Gain/(Loss) Recognized in AOCI			(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations			(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$23	$(2)	$(10)	$(5)	$(5)	$—	$1	$2	$—

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

At both September 30, 2019 and 2018, the fair value of derivative instruments not designated as hedges were immaterial. At September 30, 2019 and 2018, these instruments were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities and, respectively, on the Consolidated Balance Sheets.

Note M. Hyperinflationary Economies

Argentina

Cabot owns 100% of a carbon black operating entity in Argentina. Beginning on July 1, 2018, the operating entity was considered to be functioning in a highly inflationary economy and began using Cabot’s reporting currency, the U.S. dollar, as its functional currency. There was no financial statement impact at the date of conversion due to the change in functional currency. Since the conversion, all impacts of foreign exchange changes between the reporting currency and Argentine peso are reflected in earnings in the Consolidated Statements of Operations.

The Company’s income from operations was not significantly impacted from this change since the operating entity’s sales and a portion of its raw material purchases were already denominated in U.S. dollars. The operating entity’s net revenue represented approximately 3% and 2% of Cabot’s total net revenue for the years ended September 30, 2019 and 2018, respectively.

The operating entity’s assets and liabilities held in local currency, which consist primarily of cash and cash equivalents, inventories, property, plant and equipment and accounts payable and accrued liabilities, made up less than 2% of Cabot’s total assets and total liabilities as of both September 30, 2019 and 2018. Changes in the Argentine peso exchange rate result in foreign currency exchange gains or losses on the operating entity’s peso-denominated monetary assets and liabilities. For the years ended September 30, 2019 and 2018, the Company recorded a net gain of $2 million and $3 million, respectively, within Other

(income) expense in the Consolidated Statements of Operations, which reflects the remeasurement of the operating entity’s net monetary liabilities denominated in Argentine pesos using an exchange rate of 57.32 and 39.70 Argentine pesos to the U.S. dollar at September 30, 2019 and 2018, respectively.

The Company will continue to monitor the developments in Argentina and their potential impact on the operating entity’s operations or carrying value.

Venezuela

Cabot owns 49% of a carbon black operating entity in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. While the operating entity has historically been profitable, it has not been operational in recent periods due to a lack of available raw materials, which is expected to continue for the foreseeable future. As such, in the second quarter of fiscal 2019, the Company performed an impairment analysis and determined that the decrease in fair value of the Venezuelan equity investment is other-than-temporary and that the investment is fully impaired. The Company recorded an impairment charge of $11 million in the second quarter of fiscal 2019, which is included in Other income (expense) within the Consolidated Statement of Operations.

Note N. Employee Benefit Plans

The information below provides detail concerning the Company’s benefit obligations under the defined benefit and postretirement benefit plans it sponsors.

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $157 million for the U.S. defined benefit plans and $205 million for the foreign plans as of September 30, 2019 and $143 million for the U.S. defined benefit plans and $349 million for the foreign plans as of September 30, 2018.

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Cabot recognized expenses related to these plans of $20 million in fiscal 2019, $19 million in fiscal 2018 and $18 million in fiscal 2017.

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2019		2018		2019		2018
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$143	$373	$160	$376	$29	$19	$33	$20
Service cost	1	7	1	9	—	—	—	—
Interest cost	5	5	5	7	1	1	1	1
Plan participants’ contribution	—	1	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(13)	—	(7)	—	(1)	—	(1)
(Gain) Loss from changes in actuarial assumptions and plan experience	21	—	(10)	2	1	2	(2)	—
Benefits paid	(11)	(7)	(7)	(13)	(3)	(1)	(3)	(1)
Settlements or curtailments	(1)	(134)	(5)	(2)	—	—	—	—
Divestiture of Specialty Fluids	—	(13)	—	—	—	—	—	—
Other	(1)	1	(1)	(1)	—	—	—	—
Benefit obligation at end of year	$157	$220	$143	$373	$28	$20	$29	$19

	Years Ended September 30
	2019		2018		2019		2018
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$149	$323	$156	$318	$—	$—	$—	$—
Actual return on plan assets	14	17	4	17	—	—	—	—
Employer contribution	1	7	1	9	3	1	3	1
Plan participants’ contribution	—	1	—	2	—	—	—	—
Foreign currency exchange rate changes	—	(11)	—	(7)	—	—	—	—
Benefits paid	(11)	(7)	(7)	(13)	(3)	(1)	(3)	(1)
Settlements	(1)	(124)	(4)	(2)	—	—	—	—
Divestiture	—	(10)	—	—	—	—	—	—
Expenses paid from assets	(1)	(1)	(1)	(1)	—	—	—	—
Fair value of plan assets at end of year	$151	$195	$149	$323	$—	$—	$—	$—
Funded status	$(6)	$(25)	$6	$(50)	$(28)	$(20)	$(29)	$(19)
Recognized asset (liability)	$(6)	$(25)	$6	$(50)	$(28)	$(20)	$(29)	$(19)

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	2019		2018		2017
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	2.6%	1.8%	4.2%	2.4%	3.6%	2.4%
Rate of increase in compensation	N/A	3.0%	N/A	2.7%	N/A	2.7%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	4.2%	2.4%	3.6%	2.4%	3.4%	1.8%
Discount rate - service cost	N/A	2.5%	N/A	2.4%	N/A	1.8%
Discount rate - interest cost	3.9%	2.1%	3.0%	2.0%	2.7%	1.5%
Expected long-term rate of return on plan assets	6.3%	4.9%	6.8%	4.9%	6.8%	4.7%
Rate of increase in compensation	N/A	2.7%	N/A	2.7%	N/A	2.8%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	2019		2018		2017
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	2.9%	2.4%	4.1%	3.2%	3.4%	3.1%
Initial health care cost trend rate	6.5%	6.9%	7.0%	7.0%	7.0%	7.1%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	4.1%	3.2%	3.4%	3.1%	3.0%	2.8%
Discount rate - service cost	4.0%	3.5%	3.1%	3.6%	2.6%	3.2%
Discount rate - interest cost	3.7%	3.1%	2.8%	3.0%	2.4%	2.6%
Initial health care cost trend rate	7.0%	7.0%	7.0%	7.1%	7.0%	6.1%

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

Amounts recognized in the Consolidated Balance Sheets at September 30, 2019 and 2018 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2019		2018		2019		2018
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Noncurrent assets	$—	$19	$10	$21	$—	$—	$—	$—
Current liabilities	$(3)	$(1)	$—	$(1)	$(3)	$—	$(3)	$(1)
Noncurrent liabilities	$(3)	$(43)	$(4)	$(70)	$(25)	$(20)	$(26)	$(18)

Amounts recognized in AOCI at September 30, 2019 and 2018 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2019		2018		2019		2018
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net actuarial (gain) loss	$13	$36	$(1)	$49	$(6)	$6	$(7)	$4
Net prior service credit	—	—	—	(1)	—	—	(2)	—
Balance in accumulated other comprehensive income (loss), pretax	$13	$36	$(1)	$48	$(6)	$6	$(9)	$4

In fiscal 2020, the Company expects an estimated net loss of $3 million will be amortized from AOCI to net periodic benefit cost. In addition, the Company expects no prior service credits for other postretirement benefits will be amortized from AOCI to net periodic benefit costs in fiscal 2020.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2020 to 2029:

	Pension Benefits		Postretirement Benefits
Years Ending September 30	U.S.	Foreign	U.S.	Foreign
	(In millions)
2020(1)	$158	$9	$3	$1
2021	$—	$12	$3	$1
2022	$—	$10	$3	$1
2023	$—	$10	$3	$1
2024	$—	$11	$3	$1
2025 - 2029	$1	$55	$10	$4

(1)	The $158 million expected payment for U.S. pension benefits in fiscal 2020 is in connection with the termination of the U.S. plan which is expected to be completed in fiscal 2020.

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be $4 million in fiscal 2020. The Company expects to contribute $10 million to its pension plans in fiscal 2020.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2019		2018		2017		2019		2018		2017
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$7	$1	$9	$1	$10	$—	$—	$—	$—	$—	$—
Interest cost	5	5	5	7	4	6	1	1	1	1	1	1
Expected return on plan assets	(9)	(10)	(10)	(15)	(9)	(14)	—	—	—	—	—	—
Amortization of prior service cost	—	2	—	—	—	—	(2)	—	(3)	—	(3)	—
Net losses	—	2	—	3	—	5	(1)	—	(1)	—	—	—
Settlements or Curtailments cost	—	(7)	—	—	—	—	—	—	—	—	—	—
Net periodic (benefit) cost	$(3)	$(1)	$(4)	$4	$(4)	$7	$(2)	$1	$(3)	$1	$(2)	$1

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows:

	Years Ended September 30
	2019		2018		2017		2019		2018		2017
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net (gains) losses	$14	$(16)	$(4)	$—	$(9)	$(35)	$—	$2	$(2)	$(1)	$(3)	$(1)
Prior service (credit) cost	—	3	—	—	—	—	—	—	—	—	—	—
Amortization of prior service credit	—	(2)	—	—	—	—	2	—	3	—	3	—
Amortization of prior unrecognized loss	—	(2)	—	(3)	—	(5)	1	—	1	—	—	—
Loss on divestiture	—	(2)	—	—	—	—	—	—	—	—	—	—
Gain on settlements	—	7	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—
Net changes recognized in Total other comprehensive (income) loss (1)	$14	$(12)	$(4)	$(3)	$(9)	$(40)	$3	$2	$2	$(1)	$—	$(1)

(1)

The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax benefit of $5 million, tax provision of $1 million, and tax provision of $7 million for fiscal years 2019, 2018, and 2017, respectively.

In the third quarter of fiscal 2019, the Company adjusted the assumptions in its U.K. plan to calculate accrued benefits for a portion of the plan’s participants. As a result of this change, a prior service cost of $2 million was recorded in Other income (expense) in the Consolidated Statement of Operations.

Curtailments and Settlements of Employee Benefit Plans

In fiscal 2019, the Company transferred the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This action moved the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. As a result of the transfer, there was a $30 million reduction in net pension obligations associated with the plan, and a pre-tax gain of $7 million was recorded in Other income (expense) in the Consolidated Statement of Operations. In addition, as part of the transfer the Company recorded a $3 million charge in fiscal 2019 for the Company’s agreement to fund the actuarial loss gap between the terminated plan and the multi-employer plan, which will be paid over the next five years. This charge is included Other income (expense) in the Consolidated Statement of Operations and the liability is included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheet.

The Company recognized net losses of less than $1 million in fiscal 2018 and 2017 due to curtailments and settlements of certain employee benefit plans.

U.S. Plan Termination

In fiscal 2019, the Company’s Board of Directors approved a resolution to terminate the U.S. pension plan. The Company commenced the U.S. plan termination process during the third quarter of 2019 and expects to complete the transfer of the U.S. plan’s assets in fiscal year 2020 pending an Internal Revenue Service (“IRS”) determination letter. The pension liability will be settled in either a lump-sum payment or a purchased annuity. Upon settlement of the plan, the Company will recognize a loss associated with the release of approximately $13 million from Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet to Other income (expense) in the Consolidated Statement of Operations.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2019 weighted-average assumed health care cost trend rate is 6.5% for U.S. plans and 6.9 % for foreign plans. A one percentage point change in the 2019 assumed health care cost trend rate would have an immaterial impact to the aggregate of the service and interest cost components of the net periodic postretirement benefit and would have a less than $1 million impact to U.S. plans and $3 million impact to foreign plans postretirement benefit obligation.

 Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2019 and 2018 by asset category, are as follows:

	September 30
	2019		2018
	Pension Assets
	U.S.	Foreign	U.S.	Foreign
Equity securities	—%	39%	40%	39%
Debt securities	68%	50%	60%	53%
Cash and other securities	32%	11%	—%	8%
Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plans is 32% in cash equivalents and 68% in fixed income and for the foreign plans is 41%

in equity, 49% in fixed income, 6% in real estate and 4% in cash and other securities. The target allocation of the U.S. Pension plan has changed as a result of the anticipated plan settlement discussed in the U.S. Plan Termination section above.

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

The fair value of the Company’s pension plan assets at September 30, 2019 and 2018 by asset category is as follows:

	September 30
	2019			2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Cash	$2	$—	$2	$3	$—	$3
Direct investments:
U.S government bonds	—	—	—	17	13	30
U.S. corporate bonds	—	—	—	—	74	74
Non-U.S. equities	3	—	3	—	—	—
Non-U.S. government bonds	2	—	2	—	—	—
Non-U.S. corporate bonds	3	—	3	—	—	—
Mortgage backed securities	—	1	1	—	—	—
Other fixed income	1	—	1	—	—	—
Total direct investments	9	1	10	17	87	104
Investment funds:
Equity funds(1)	—	74	74	44	126	170
Fixed income funds(2)	104	90	194	—	169	169
Real estate funds(3)	—	12	12	—	9	9
Cash equivalent funds	48	—	48	1	—	1
Total investment funds	152	176	328	45	304	349
Alternative investments:
Insurance contracts(4)	—	5	5	—	16	16
Other alternative investments	1	—	1	—	—	—
Total alternative investments	1	5	6	—	16	16
Total pension plan assets	$164	$182	$346	$65	$407	$472

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

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The awards made in fiscal 2019, 2018 and 2017 consist of grants of stock options, time-based restricted stock units, and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

Stock-based employee compensation expense was $8 million, $16 million and $10 million, after tax, for fiscal 2019, 2018 and 2017, respectively.

The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2019, 2018 and 2017 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Cost of sales	$1	$2	$1
Selling and administrative expenses	9	19	14
Research and technical expenses	1	1	1
Stock-based compensation expense	11	22	16
Income tax benefit	(3)	(6)	(6)
Net stock-based compensation expense	$8	$16	$10

As of September 30, 2019, Cabot has $16 million and $2 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately one year for restricted stock units and options.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2019:

	Stock Options			Restricted Stock Units
	Total Options (4)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2018	881	$50.73	$13.82	985	$50.16
Granted	343	$49.70	$10.85	316	$49.44
Performance-based adjustment(2)	—	$—	$—	10	$62.98
Exercised / Vested	(49)	$35.06	$9.41	(383)	$40.97
Cancelled / Forfeited	(153)	$54.44	$10.36	(163)	$54.48
Outstanding at September 30, 2019(3)	1,022	$50.57	$12.13	765	$53.71
Exercisable at September 30, 2019	499	$48.09

(1)

The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)

Represents the net incremental number of shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for fiscal 2019.

(3)	Stock options outstanding include options vested and expected to vest in the future and have a weighted average remaining contractual life of 6.74 years.
(4)	Unvested stock options were approximately 523,000 and 546,000 at September 30, 2019 and 2018 and their weighted average grant date fair values were $52.95 and $54.48, respectively.

Stock Options

The aggregate intrinsic value for all options outstanding and options exercisable was nil since the Company’s closing stock price of $45.32 at September 30, 2019 was below their weighted average exercise price. The intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $1 million, $11 million and $16 million, respectively, and the Company received cash of $2 million, $22 million and $21 million, respectively, from these exercises. In fiscal 2019 and 2018, the Company recognized an immaterial tax expense and a $1 million tax benefit, respectively, from the exercise of stock options, which is included in (Provision) benefit for income taxes within the Consolidated Statement of Operations. Prior to the Company’s adoption of the new accounting standard for stock compensation in fiscal 2018, tax benefits associated with stock option exercises were included in APIC.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2019, 2018 and 2017 was $10.85, $15.21, and $12.76 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2019	2018	2017
Expected stock price volatility	27%	28%	32%
Risk free interest rate	3.1%	2.2%	1.8%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.32	$1.26	$1.20

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2019, 2018 and 2017 was $49.44, $62.18, and $51.03, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vesting) that vested during fiscal 2019, 2018 and 2017 was $18 million, $12 million and $7 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees when the retirement plan limits established under the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 93,000 and 116,000 shares of Cabot common stock as of September 30, 2019 and 2018, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2019 and 2018, is reflected in other long-term liabilities and marked-to-market quarterly.

Note P. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Cost of sales	$9	$(31)	$2
Selling and administrative expenses	7	1	1
Total	$16	$(30)	$3

Details of all restructuring activities and the related reserves for fiscal 2017, 2018, and 2019 were as follows:

	Severance and Employee Benefits	Environmental Remediation and Decommissioning Activities	Non-Cash Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(In millions)
Reserve at September 30, 2016	$3	$2	$—	$—	$—	$5
Charges (gain)	1	1	—	—	1	3
Costs charged against assets	—	—	—	—	1	1
Cash (paid) received	(3)	(1)	—	—	(2)	(6)
Reserve at September 30, 2017	1	2	—	—	—	3
Charges (gain)	2	3	1	(38)	2	(30)
Costs charged against liabilities	—	—	(1)	(1)	—	(2)
Cash paid	(2)	(1)	—	39	(2)	34
Reserve at September 30, 2018	1	4	—	—	—	5
Charges (gain)	11	—	2	—	3	16
Costs charged against assets	—	—	(2)	—	—	(2)
Cash (paid) received	(9)	—	—	—	(3)	(12)
Reserve at September 30, 2019	$3	$4	$—	$—	$—	$7

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Purification Solutions Transformation Plan

In December 2018, the Company began implementation of a transformation plan to improve the long-term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. The Company recorded charges of approximately $9 million related to this plan in the year ended September 30, 2019, comprised of approximately $8 million of severance costs and $1 million of professional fees and other charges. The Company expects to record cash charges of approximately $1 million in fiscal 2020 for additional restructuring charges related to this plan. Cabot paid approximately $8 million related to these activities in the year ended September 30, 2019, and expects to pay approximately $2 million in fiscal 2020. As of September 30, 2019, Cabot had $1 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

Sale of Land Rights in Thane, India

During fiscal 2018, Cabot entered into a binding memorandum of understanding to sell its land rights in Thane, India for approximately $28 million. The Company received a deposit of $3 million in cash in the first quarter of fiscal 2016, an additional deposit of $3 million in cash in the third quarter of fiscal 2018, and the final balance of $22 million was received on September 14, 2018. Based on the execution of the binding agreement and non-refundable receipt of cash, the Company has recorded the pre-tax gain on sale of $28 million to Cost of sales in the Consolidated Statements of Operations in the year ended September 30, 2018.

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

Note Q. Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI, net of tax, are as follows for fiscal 2018 and 2019:

	Currency Translation Adjustment	Unrealized Gains on Investment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at September 30, 2017 attributable to Cabot Corporation	$(204)	$2	$(57)	$(259)
Other comprehensive income (loss) before reclassifications	(64)	(1)	6	(59)
Amounts reclassified from AOCI	(2)	—	(1)	(3)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	—	(4)
Balance at September 30, 2018 attributable to Cabot Corporation	(266)	1	(52)	(317)
Other comprehensive income (loss) before reclassifications	(69)	—	4	(65)
Amounts reclassified from AOCI	(9)	—	(6)	(15)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(6)	—	—	(6)
Balance at September 30, 2019 attributable to Cabot Corporation	$(338)	$1	$(54)	$(391)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for the fiscal years ended September 30, 2019, 2018 and 2017 are as follows:

	Affected Line Item in the Consolidated	Years Ended September 30
	Statements of Operations	2019	2018	2017
		(In Millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(5)	$(5)	$—
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	1	2	—
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost - see Note N for details	1	2	5
Amortization of prior service cost (credit)	Net Periodic Benefit Cost - see Note N for details	—	(3)	(3)
Settlement and curtailment gain	Net Periodic Benefit Cost - see Note N for details	(7)	—	—
Specialty Fluids divestiture	Specialty Fluids loss on sale and asset impairment - see Note D for details	(3)	—	—
Total before tax		(13)	(4)	2
Tax impact	Provision (benefit) for income taxes	(2)	1	—
Total after tax		$(15)	$(3)	$2

Note R. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (“EPS”) computations:

	Years Ended September 30
	2019	2018	2017
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$157	$(113)	$248
Less: Dividends and dividend equivalents to participating securities	1	1	—
Less: Undistributed earnings allocated to participating securities(1)	1	—	2
Earnings (loss) allocated to common shareholders (numerator)	$155	$(114)	$246

Weighted average common shares and participating securities outstanding	59.5	62.4	62.8
Less: Participating securities(1)	0.8	0.7	0.5
Adjusted weighted average common shares (denominator)	58.7	61.7	62.3

Per share amounts—basic:
Net income (loss) attributable to Cabot Corporation	$2.64	$(1.85)	$3.94

Diluted EPS:
Earnings (loss) allocated to common shareholders	$155	$(114)	$246
Plus: Earnings (loss) allocated to participating securities	2	—	2
Less: Adjusted earnings allocated to participating securities(2)	2	—	2
Earnings (loss) available to common shares (numerator)	$155	$(114)	$246

Adjusted weighted average common shares outstanding	58.7	61.7	62.3
Effect of dilutive securities:
Common shares issuable(3)	0.1	—	0.4
Adjusted weighted average common shares (denominator)	58.8	61.7	62.7

Per share amounts—diluted:
Net income (loss) attributable to Cabot Corporation	$2.63	$(1.85)	$3.91

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$157	$(113)	$248
Less: Dividends declared on common stock	80	79	77
Less: Dividends and dividend equivalents to participating securities	1	1	—
Undistributed earnings (loss)	$76	$(193)	$171
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$75	$(193)	$169
Undistributed earnings allocated to participating securities	1	—	2
Undistributed earnings (loss)	$76	$(193)	$171

(2)	Undistributed earnings (loss) are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s SERP 401(k) Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued before fiscal 2017 under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2019, 2018 and 2017, respectively, 942,060, 229,220 and 179,052 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note S. Income Taxes

Income from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Domestic	$(66)	$(229)	$(8)
Foreign	321	346	307
Income from continuing operations before income taxes and equity in earnings of affiliated companies	$255	$117	$299

Tax provision (benefit) for income taxes consisted of the following:

	Years Ended September 30
	2019	2018	2017
	(In millions)
U.S. federal and state:
Current	$2	$14	$5
Deferred	(30)	114	(26)
Total	(28)	128	(21)
Foreign:
Current	95	88	59
Deferred	3	(23)	(5)
Total	98	65	54
Provision (benefit) for income taxes	$70	$193	$33

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Computed tax expense at the federal statutory rate	$53	$29	$105
Foreign income:
Impact of taxation at different rates, repatriation, losses and other	42	6	(75)
Impact of increase (decrease) in valuation allowance on deferred taxes	(25)	(16)	(7)
Impact of foreign losses for which a current tax benefit is not available	—	—	1
Impact of non-deductible net currency losses	—	2	—
Impact of the Tax Cuts and Jobs Act of 2017	—	159	—
Global Intangible Low Taxed Income (GILTI)	10	—	—
U.S. and state benefits from research and experimentation activities	(2)	(2)	(2)
Provision (settlement) of unrecognized tax benefits	(8)	1	7
Impact of goodwill impairment charge	—	18	—
Permanent differences, net	1	(1)	5
State taxes, net of federal effect	(1)	(3)	(1)
Provision (benefit) for income taxes	$70	$193	$33

In the fiscal 2019 tax provision, Cabot recorded $7 million of net discrete tax benefit composed of tax benefits of $4 million related to uncertain tax positions, $2 million related to a pension settlement, $2 million related to changes in valuation allowance on beginning of year tax balances, $2 million related to the Specialty Fluids sale, $1 million related to result of changes in non-US tax laws and $1 million related to other miscellaneous tax items, partially offset by net tax charges of $5 million related to various return to provision adjustments related to tax return filings and audit settlements.

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

Tax Reform

On December 22, 2017, the U.S. enacted significant changes to federal income tax law affecting the Company, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, as well as a 100% dividend received deduction for foreign dividends. Although the passage of the Act reduced the U.S. tax rate and effectively created a participation exemption regime for foreign earnings, there are certain other aspects of the new legislation that affect the Company, including in particular, immediate U.S. taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. GILTI earned by Controlled Foreign Corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC-tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. GILTI had a negative impact on earnings of $10 million and this is the primary driver of the increase in the Company’s effective tax rate. In transitioning to this participation exemption regime, the Company was also subject, during fiscal 2018, to a one-time tax on the deemed repatriation of certain foreign earnings. The Company did not incur a Base Erosion Anti-Abuse Tax (“BEAT”) liability in fiscal 2019 since it did not exceed the base erosion percentage of 3% for the taxable year. A significant portion of the Company’s intercompany payments were exempted from BEAT. The Company will continue to analyze the applicability of the BEAT provisions on a quarterly basis.

In January 2018, accounting guidance was issued requiring a company to make an accounting policy to either treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or factor such amounts into a company’s measurement of its deferred taxes (the "deferred method"). The Company has elected the period cost method and has considered the estimated 2019 GILTI impact in its 2019 tax expense.

Significant components of deferred income taxes were as follows:

	September 30
	2019	2018
	(In millions)
Deferred tax assets:
Deferred expenses	$15	$17
Intangible assets	28	23
Inventory	9	4
Other	3	4
Pension and other benefits	41	45
Net operating loss carryforwards	124	146
Foreign tax credit carryforwards	20	12
R&D credit carryforwards	43	41
Other business credit carryforwards	29	39
Subtotal	312	331
Valuation allowance	(124)	(169)
Total deferred tax assets	$188	$162

	September 30
	2019	2018
	(In millions)
Deferred tax liabilities:
Property, plant and equipment	$(61)	$(56)
Unremitted earnings of non-U.S. subsidiaries	(5)	(14)
Total deferred tax liabilities	$(66)	$(70)

Approximately $711 million of net operating loss carryforwards (“NOLs”) and $99 million of other tax credit carryforwards remain at September 30, 2019. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

Years Ending September 30	NOLs	Credits
	(In millions)
2020 - 2026	$262	$40
2027 and thereafter	168	57
Indefinite carryforwards	281	2
Total	$711	$99

As of September 30, 2019, provisions have not been made for non-U.S. withholding taxes or other applicable taxes on approximately $1,316 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to non-U.S. withholding taxes and other applicable taxes if they were remitted to the U.S.

As of September 30, 2019, the Company had U.S. net deferred tax assets of $127 million, including $20 million of foreign tax credit carryforwards. Management believes that the Company’s history of generating domestic profits, defined as U.S. income from continuing operations adjusted for U.S. permanent differences, provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. Realization of deferred tax assets is dependent upon future taxable income generated over an extended period of time.

As of September 30, 2019, the Company needs to generate approximately $606 million in cumulative future U.S. taxable income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the realization of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2019 and 2018 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance decreased by $45 million in fiscal 2019 primarily due to the release of valuation allowance from the expiration of net operating losses in certain jurisdictions and the divestiture of the Company’s Specialty Fluids business of $16 million. The valuation allowance increased by $1 million in fiscal 2018 due to net reductions in value of certain pre-existing and acquired future tax benefits and net operating losses generated that are included in deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2019, the total amount of unrecognized tax benefits was $27 million, of which $17 million was recorded in the Company’s Consolidated Balance Sheets and $10 million of deferred tax assets, principally related to state net operating loss carryforwards, have not been recorded. In addition, accruals of less than $1 million and $7 million have been recorded for penalties and interest, respectively, as of September 30, 2019, and $1 million and $9 million, respectively, as of September 30, 2018. Total penalties and interest recorded in the tax provision in the Consolidated Statements of Operations was $2 million in each of the years ended September 30, 2019, 2018 and 2017. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $27 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2019, 2018 and 2017 is as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Balance at beginning of the year	$37	$36	$30
Additions based on tax provisions related to the current year	—	2	2
Additions for tax positions of prior years	—	1	8
Reductions of tax provisions of prior years	(1)	—	(1)
Reductions related to settlements	(5)	—	(2)
Reductions from lapse of statute of limitations	(4)	(2)	(1)
Balance at end of the year	$27	$37	$36

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2018 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2018 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2003 through 2018 remain subject to examination by their respective tax authorities. As of September 30, 2019, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

Note T. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease incentives are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2019, 2018 and 2017 totaled $27 million, $32 million and $33 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

Years Ending September 30	(In millions)
2020	$23
2021	14
2022	9
2023	9
2024	8
2025 and thereafter	68
Total future minimum rental commitments	$131

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2019, 2018 and 2017 are as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Reinforcement Materials	$393	$375	$281
Performance Chemicals	65	55	43
Purification Solutions	8	11	7
Total	$466	$441	$331

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $156 million during both fiscal 2019 and fiscal 2018 and $116 million during fiscal 2017, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2019 and 2018, were $20 million and $8 million, respectively.

For these purchase commitments, the amounts included in the table below are based on market prices as of September 30, 2019 which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Reinforcement Materials	$218	$123	$116	$108	$107	$1,246	$1,918
Performance Chemicals	57	55	53	35	30	402	$632
Purification Solutions	6	1	—	—	—	—	7
Total	$281	$179	$169	$143	$137	$1,648	$2,557

The Company has also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $12 million as of September 30, 2019, the majority of which is expected to be paid within the next 5 years.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides stop-loss protection. The self-insured liability in fiscal 2019 for third-party liabilities was $500,000 per accident for auto, $2 million per occurrence for all other, $1 million per accident for U.S. workers’ compensation, and the retention for medical costs in the United States is at most $250,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2019 and 2018, Cabot had $13 million and $15 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. In fiscal 2019 and 2018, there was $9 million and $12 million, respectively, in Accounts payable and accrued liabilities in the Consolidated Balance Sheets for environmental matters. In fiscal 2019 and 2018, there was $4 million and $3 million, respectively in Other liabilities in the Consolidated Balance Sheets for environmental matters. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were less than $1 million in fiscal 2019, $6 million in fiscal 2018 and less than $1 million in fiscal 2017, and are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $2 million in fiscal 2019, $3 million in fiscal 2018 and $2 million in fiscal 2017. The Company anticipates that expenditures related to these environmental matters will be made over a number of years.

The operation and maintenance component of the $13 million reserve for environmental matters was $4 million at September 30, 2019.

In November 2013, Cabot entered into a Consent Decree with the EPA and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot is in the process of installing technology controls for the reduction of sulfur dioxide and nitrogen oxide emissions at certain of its carbon black plants.

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

As of both September 30, 2019 and 2018, there were approximately 35,000 claimants in pending cases asserting claims against AO in connection with respiratory products. The vast majority of these claims have been pending for more than 10 years with little or no activity and have therefore been excluded from the Company’s estimates of its liability for respirator claims. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Nathan Associates, Inc. (“Nathan”), a leading consulting firm in the field of tort liability valuation. The methodology used to estimate the liability addresses the complexities surrounding Cabot’s potential liability by making assumptions about Cabot’s likely exposure related to claims pending for less than 10 years and the estimated number of future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, the Company estimates the costs that would be incurred in defending and resolving both currently pending and future claims. During the year ended September 30, 2019, the Company updated this estimate with the assistance of Nathan. Based on the updated estimate, the Company increased its reserve as of September 30, 2019 for Cabot’s estimated share of the liability for pending and future respirator claims and recorded a charge of $20 million, which is included in Selling and administrative expenses in the Consolidated Statements of Operations. This increase, as well as the higher payments the Company made in fiscal 2019, reflect higher costs of defending and resolving these claims. Based on these estimates, as of September 30, 2019 and 2018, the Company had $35 million and $25 million, respectively, reserved for its estimated share of liability for pending and future respirator claims. In fiscal 2018, the company recorded a charge of $10 million related to the respirator liability which was included in Selling and administrative expenses in the Consolidated Statements of Operations. No charge related to the respirator liability was recorded in fiscal 2017. The Company made payments related to its respirator liability of $10 million in fiscal 2019 and $3 million in both fiscal 2018 and 2017.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of members of the Payor Group, (ix) a change in the availability of the insurance coverage of the members of the Payor Group or the indemnity provided by AO’s former owner, (x) changes in the allocation of costs among the Payor Group and (xi) a determination that the assumptions that were used to estimate the Company’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

The Company had four reportable segments through June 28, 2019: Reinforcement Materials, Performance Chemicals, Purification Solutions, and Specialty Fluids. The Specialty Fluids business was divested as of June 28, 2019 and since that time Cabot has been organized into the three remaining reportable business segments.

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

The Purification Solutions segment represents the Company’s activated carbon business and the Specialty Fluids segment included cesium formate oil and gas drilling fluids and high-purity fine cesium chemicals product lines.

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

Performance Chemicals

Performance Chemicals is organized into two businesses: the Company’s Performance Additives business and its Formulated Solutions business. The Company’s Performance Additives business combines its specialty grades of carbon black, fumed metal oxides and aerogel product lines, and its Formulated Solutions business combines its specialty compounds and inkjet product lines. In Performance Chemicals, the Company designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, energy, inkjet printing, electronics, and consumer products sectors. The net sales from each of these businesses for fiscal 2019, 2018 and 2017 are as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Performance Additives	$694	$707	$650
Formulated Solutions	301	321	258
Total Performance Chemicals	$995	$1,028	$908

Performance Additives Business

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

Formulated Solutions Business

Cabot’s masterbatch and conductive compound products, which Cabot refers to as “specialty compounds”, are formulations derived from specialty grades of carbon black mixed with polymers and other additives. These products are generally used by plastic resin producers and converters in applications for the automotive, industrial, packaging, infrastructure, agricultural, consumer products, and electronics industries. As an alternative to directly mixing specialty carbon blacks, these formulations offer greater ease of handling and help customers achieve their desired levels of dispersion and color and manage the addition of small doses of additives. In addition, Cabot’s electrically conductive compound products generally are used to help ensure uniform conductive performance and reduce risks associated with electrostatic discharge in plastics applications.

The Company’s inkjet colorants are high-quality pigment-based black and color dispersions based on its patented carbon black surface modification technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including commercial printing, small office/home office and corporate office, that require a high level of dispersibility and colloidal stability. Cabot’s inkjet inks, which utilize its pigment-based colorant dispersions, are used in the commercial printing segment for digital print.

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

Specialty Fluids

Cabot divested its Specialty Fluids business on June 28, 2019. Refer to Note D for the terms of this transaction. The Specialty Fluids segment produced and marketed a range of cesium products that included cesium formate brines and other fine cesium chemicals. Cesium formate brines are used as a drilling and completion fluid primarily in high pressure and high temperature oil and gas well construction. Fine cesium chemicals are used across a wide range of industries and applications that include catalysts, doping agents and brazing fluxes.

Financial information by reportable segment is as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total(1)	Unallocated and Other(2), (4)	Consolidated Total
	(In millions)
2019
Revenues from external customers(3)	$1,815	$995	$278	$56	$3,144	$193	$3,337
Depreciation and amortization	$69	$51	$26	$1	$147	$1	$148
Equity in earnings of affiliated companies	$(1)	$1	$3	$—	$3	$(2)	$1
Income (loss) from continuing operations before income taxes(4)	$266	$152	$2	$24	$444	$(189)	$255
Assets(5)	$1,177	$1,024	$436	$—	$2,637	$367	$3,004
Total expenditures for additions to long-lived assets(6)	$82	$148	$11	$1	$242	$5	$247
2018
Revenues from external customers(3)	$1,774	$1,028	$279	$45	$3,126	$116	$3,242
Depreciation and amortization	$70	$48	$32	$2	$152	$(3)	$149
Equity in earnings of affiliated companies	$1	$—	$6	$—	$7	$(5)	$2
Income (loss) from continuing operations before income taxes(4)	$279	$200	$(7)	$8	$480	$(363)	$117
Assets(5)	$1,319	$919	$460	$178	$2,876	$368	$3,244
Total expenditures for additions to long-lived assets(6)	$97	$94	$16	$17	$224	$5	$229
2017
Revenues from external customers(3)	$1,381	$908	$281	$41	$2,611	$106	$2,717
Depreciation and amortization	$69	$46	$39	$2	$156	$(1)	$155
Equity in earnings of affiliated companies	$6	$—	$6	$—	$12	$(5)	$7
Income (loss) from continuing operations before income taxes(4)	$193	$201	$6	$9	$409	$(110)	$299
Assets(5)	$1,189	$708	$741	$140	$2,778	$560	$3,338
Total expenditures for additions to long-lived assets(6)	$68	$47	$19	$5	$139	$8	$147

(1)	Cabot divested its Specialty Fluids business on June 28, 2019. Refer to Note D for the terms of this transaction.
(2)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.

(3)

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

	Years Ended September 30
	2019	2018	2017
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable	$(13)	$11	$11
Shipping and handling fees	130	105	95
By-product sales(a)	76	—	—
Total	$193	$116	$106

(a)

As of October 1, 2018, as part of the adoption of the new FASB accounting standard, Revenue from Contracts with Customers, the Company began presenting revenue from by-products produced in manufacturing operations in Net sales and other operating revenues, which in prior years was included as a reduction in Cost of sales.

(4)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Total Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2019	2018	2017
	(In millions)
Interest expense	$(59)	$(54)	$(53)
Certain items:(a)
Specialty Fluids loss on sale and asset impairment charge (Note D)	(29)	—	—
Legal and environmental matters and reserves	(21)	(16)	1
Global restructuring activities (Note P)	(16)	30	(3)
Equity affiliate investment impairment charge (Note M)	(11)	—	—
Acquisition and integration-related charges	(6)	(2)	—
Executive transition costs	(1)	(2)	—
Purification Solutions goodwill and long-lived assets impairment charge (Note G)	—	(254)	—
Inventory reserve adjustment	—	(13)	—
Gains (losses) on sale of investments	—	10	—
Other certain items	(3)	(1)	(1)
Total certain items, pre-tax	(87)	(248)	(3)
Unallocated corporate costs(b)	(50)	(61)	(50)
General unallocated income (expense)(c)	8	2	3
Less: Equity in earnings of affiliated companies, net of tax(d)	1	2	7
Total	$(189)	$(363)	$(110)

(a)	Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT.
(b)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
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

(d)	Equity in earnings of affiliated companies, net of tax is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.
(5)	Unallocated and Other assets includes cash, marketable securities, cost investments, income taxes receivable, deferred taxes, headquarters’ assets, and current and non-current assets held for sale.

(6)	Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities) and property, plant and equipment.

Geographic Information

Revenues from external customers attributable to an individual country, other than the U.S. and China, were not material for disclosure. Revenues from external customers by individual country are summarized as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
United States	$702	$676	$645
China	738	752	573
Other countries	1,897	1,814	1,499
Total	$3,337	$3,242	$2,717

Each of the Company’s segments operate globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenue from external customers by geographic region.

	Year Ended September 30, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$688	$294	$126	$6	$1,114
Asia Pacific	769	353	35	1	1,158
Europe, Middle East and Africa	358	348	117	49	872
Segment revenues from external customers	1,815	995	278	56	3,144
Unallocated and other					193
Net sales and other operating revenues					$3,337

Long-lived assets attributable to an individual country, other than the U.S. and China, were not material for disclosure. Long-lived asset information by individual country is summarized as follows:

	Years Ended September 30
	2019	2018	2017
	(In millions)
United States	$572	$493	$493
China	264	270	261
Other countries	512	533	551
Total	$1,348	$1,296	$1,305

Note V. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2019 and 2018 are summarized below:

	Quarters Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2018	2019	2019	2019	2019
	(In millions, except per share amounts)
Net sales and other operating revenues	$821	$844	$845	$827	$3,337
Gross profit	$166	$178	$170	$171	$685
Net income (loss)	$77	$29	$40	$40	$186
Net income (loss) attributable to Cabot Corporation	$69	$23	$32	$33	$157
Earnings per common share—basic	$1.14	$0.39	$0.55	$0.56	$2.64
Earnings per common share—diluted	$1.14	$0.39	$0.55	$0.55	$2.63

During the fourth quarter of fiscal 2019, Cabot recorded a pre-tax charge of $20 million related to its respirator liabilities as discussed further in Note T.

	Quarters Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2017	2018	2018	2018	2018
	(In millions, except per share amounts)
Net sales and other operating revenues	$720	$818	$854	$850	$3,242
Gross profit	$176	$188	$197	$211	$772
Net income (loss)	$(112)	$(163)	$99	$102	$(74)
Net income (loss) attributable to Cabot Corporation	$(122)	$(173)	$88	$94	$(113)
Earnings per common share—basic	$(1.98)	$(2.80)	$1.41	$1.51	$(1.85)
Earnings per common share—diluted	$(1.98)	$(2.80)	$1.40	$1.51	$(1.85)

During the fourth quarter of fiscal 2018, Cabot recorded a pre-tax gain of $28 million on the sale of its land rights in Thane, India as discussed further in Note P. In addition, the tax benefit for the fourth quarter of fiscal 2018 includes a $19 million net benefit from discrete tax items primarily related to a revision of the estimate of the impact of the recent U.S. tax reform as discussed further in Note S.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cabot Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of  operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes — Accounting for Global Intangible Low-Taxed Income (GILTI) and Base Erosion and Anti-Abuse Tax (BEAT) — Refer to Note S to the financial statements

Critical Audit Matter Description

The Company operates in over 20 countries and is subject to income tax in each tax jurisdiction in which it operates. The Company became subject to the taxation of GILTI earned by foreign subsidiaries and BEAT for the first time in the year ended September 30, 2019. The Company’s calculation of foreign income subject to GILTI is complex, requiring significant inputs of data, as well as judgment, to determine the foreign income subject to GILTI. In addition, management’s determination of certain intercompany payments that are exempt from the BEAT computation based on the guidance provided by the Internal Revenue Service (IRS), required significant judgment.

We identified the evaluation of the accounting for GILTI and BEAT as a critical audit matter because of the significant judgments made by management and the complex application of the GILTI requirements. This required a high degree of auditor judgment and increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the Company’s interpretation and application of the GILTI and BEAT provisions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of the BEAT and GILTI provisions included the following, among others:

•

We tested the effectiveness of controls over the Company’s determination of the impact of GILTI and BEAT in the initial year, including management’s review of the applicable provisions and supporting calculations.

•	With the assistance of our income tax specialists, we evaluated the Company’s analysis of BEAT by assessing the reasonableness of the methodology used to determine the base erosion percentage by:
–	Assessing each component of the base erosion percentage, including the completeness and accuracy of the foreign related party payments, gross deductions, and exemptions.
–	Testing the mathematical accuracy of the base erosion percentage and current year provision.
•	With the assistance of our income tax specialists, we evaluated the GILTI expense and management’s application of the GILTI income calculation by:
–	Testing the reasonableness of the methodology used to determine income earned by controlled foreign corporations (CFC) to be included in the gross income of the CFCs’ U.S. shareholder.
–

Assessing each component of the GILTI tax, including the Company’s calculation of tested income/loss of all CFCs, including determining whether the Company’s calculation is computed under U.S. tax rules.

–	Testing the completeness and accuracy of the qualified business asset investment and foreign tax credits associated with GILTI.
–	Performing an independent modeling of the Company's GILTI computation.
–	Testing the mathematical accuracy of the current year expense.

Commitments and Contingencies — Respirator Liabilities — Refer to Note T to the financial statements

Critical Audit Matter Description

The Company has exposure in connection with a safety respiratory products business previously owned by one of its subsidiaries. In response to the exposure, the Company has recorded a $35 million reserve, referred to as respirator liabilities. The respirator liabilities are recorded based on management’s assumptions, including the number of future claims and the estimated costs to defend and resolve these claims.

We identified respirator liabilities as a critical audit matter because there is significant uncertainty related to the number of future claims and the estimate of the cost to defend and resolve these claims.  This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the recorded respirator liabilities as of September 30, 2019.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to respirator liabilities included the following, among others:

•

We tested the effectiveness of controls over management’s review of the work performed by the Company’s tort liability consultants, the assumptions utilized, claims data, and the calculation of the respirator liabilities.

•	We evaluated the methods and assumptions used by management to estimate the respirator liabilities by:
–	Testing the underlying historical claims data, which served as the basis for the analysis of the Company’s tort liability consultant, for completeness and accuracy of the inputs to the estimate.
–	Utilizing our actuarial specialists to assist with testing the assumptions regarding future unasserted claims and the costs to defend and resolve those claims.
–	Utilizing our actuarial specialists to assist with the calculation of an independent estimate of the respirator liabilities, and comparing our estimate to the Company’s estimate.
•	We assessed the appropriateness of the disclosures in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 22, 2019

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated November 22, 2019, expressed an unqualified opinion on those financial statements.

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

November 22, 2019

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on that evaluation, Cabot’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2019.

Cabot’s internal control over financial reporting as of September 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers is included at the end of Part I of this annual report under the heading “Information about our Executive Officers.”

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

The other information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

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

The following table provides information as of September 30, 2019 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2017 Long-Term Incentive Plan and the 2015 Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	1,897,805	$50.57	4,301,155
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 1,021,570 shares issuable upon exercise of outstanding stock options, (ii) 404,018 shares issuable upon vesting of time-based restricted stock units, (iii) 248,829 shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the fiscal 2017 awards, the first two years within the three-year performance period of the fiscal 2018 awards, and the first year within the three-year performance period of the fiscal 2019 awards; and (iv) 223,388 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2018 awards and years two and three of the 2019 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 111,694 shares would be issuable for year three of the 2018 awards and years two and three of the 2019 awards.

(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units which do not have an exercise price.
(3)

Of these shares, (i) 4,036,447 shares remain available for future issuance under our 2017 Long-Term Incentive Plan, and (ii) 264,708 remain available for future issuance under our 2015 Directors’ Stock Compensation Plan.

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

4(a)

Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”). (incorporated herein by reference to Exhibit 4(a)(i) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017, file reference 1-5667, filed with the SEC on November 22, 2017).

4(a)(i)

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

4(a)(iii)

Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(iv)

Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(v)

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

4(a)(vi)

Indenture, dated as of September 15, 2016, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K dated September 15, 2016, file reference 1-5667, filed with the SEC on September 15, 2016).

Exhibit Number	Description

4(a)(vii)

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

4(a)(viii)

Second Supplemental Indenture, dated June 20, 2019, between Cabot Corporation and U.S. Bank National Association, including the form of Global Note attached as Annex A thereto (incorporated by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K dated June 20, 2019, file reference 1-5667, filed with the SEC on June 20, 2019).

4(b)†	Description of Cabot Securities.

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

10(b)

Credit Agreement, dated May 22, 2019, among certain subsidiaries of Cabot Corporation, guaranteed by Cabot Corporation, Wells Fargo Bank, National Association, PNC Bank, National Association, Mizuho Bank, Ltd., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Cabot ‘s Current Report on Form 8-K dated May 22, 2019, file reference 1-5667, filed with the SEC on May 29, 2019).

10(c)*

2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(c)(i)*

2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, file reference 1-5667, filed with the SEC on May 8, 2017).

10(c)(ii)*

2015 Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2015 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2015).

10(d)*

Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, file reference 1-5667, filed with the SEC on February 8, 2019).

10(c)(iii)*

Cabot Corporation 2018 Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 file reference 1-5667, filed with the SEC on February 8, 2019).

Exhibit Number	Description

10(e)*

Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(f)*

Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(e) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2019, file reference 1-5667, filed with the SEC on November 21, 2018).

10(g)*

Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(f) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2019, file reference 1-5667, filed with the SEC on November 21, 2018).

10(h)*

Form of Stock Option Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(g) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2019 file reference 1-5667, filed with the SEC on November 21, 2018).

10(i)*

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

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

††	Furnished herewith.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ SEAN D. KEOHANE
Sean D. Keohane President and Chief Executive Officer

Date: November 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 22, 2019
Sean D. Keohane	Chief Executive Officer

/s/ ERICA MCLAUGHLIN	Senior Vice President and	November 22, 2019
Erica McLaughlin	Chief Financial Officer
(principal financial officer)

/s/ JAMES P. KELLY	Vice President and Controller	November 22, 2019
James P. Kelly	(principal accounting officer)

/s/ SUE H. RATAJ	Director, Non-Executive	November 22, 2019
Sue H. Rataj	Chair of the Board

/s/ CYNTHIA A. ARNOLD	Director	November 22, 2019
Cynthia A. Arnold

Director
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 22, 2019
William C. Kirby

/s/ MICHAEL M. MORROW	Director	November 22, 2019
Michael M. Morrow

/s/ JOHN F. O’BRIEN	Director	November 22, 2019
John F. O’Brien

/s/ PATRICK M. PREVOST	Director	November 22, 2019
Patrick M. Prevost

/s/ FRANK A. WILSON	Director	November 22, 2019
Frank A. Wilson

/s/ MATTHIAS L. WOLFGRUBER	Director	November 22, 2019
Matthias L. Wolfgruber

/s/ MARK S. WRIGHTON	Director	November 22, 2019
Mark S. Wrighton

/s/ CHRISTINE Y. YAN	Director	November 22, 2019
Christine Y. Yan