Form 10-Q
period 2020-03-31
CABOT CORP
filed 2020-05-11
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,453,481 shares of common stock, $1.00 par value per share, outstanding as of May 6, 2020.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions, except per share amounts)
Net sales and other operating revenues	$710	$844	$1,437	$1,665
Cost of sales	557	666	1,143	1,321
Gross profit	153	178	294	344
Selling and administrative expenses	114	70	178	143
Research and technical expenses	14	15	28	31
Specialty Fluids loss on sale and asset impairment	1	20	1	20
Income (loss) from operations	24	73	87	150
Interest and dividend income	3	2	6	4
Interest expense	(14)	(14)	(28)	(29)
Other income (expense)	(1)	(12)	(3)	(6)
Income (loss) before income taxes and equity in earnings of affiliated companies	12	49	62	119
(Provision) benefit for income taxes	(10)	(20)	(14)	(13)
Equity in earnings of affiliated companies, net of tax	1	—	1	—
Net income (loss)	3	29	49	106
Net income (loss) attributable to noncontrolling interests, net of tax	4	6	9	14
Net income (loss) attributable to Cabot Corporation	$(1)	$23	$40	$92

Weighted-average common shares outstanding:
Basic	56.6	59.1	56.7	59.5
Diluted	56.6	59.3	56.8	59.7

Earnings per common share:
Basic	$(0.01)	$0.39	$0.70	$1.53
Diluted	$(0.01)	$0.39	$0.70	$1.53

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Net income (loss)	$3	$29	$49	$106
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(78)	8	(35)	(16)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(2)	(2)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	—	1	—
Pension and other postretirement benefit liability adjustments, net of tax	—	—	1	22
Other comprehensive income (loss)	(78)	7	(35)	4
Comprehensive income (loss)	(75)	36	14	110
Net income (loss) attributable to noncontrolling interests, net of tax	4	6	9	14
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(3)	2	—	2
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1	8	9	16
Comprehensive income (loss) attributable to Cabot Corporation	$(76)	$28	$5	$94

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2020	September 30, 2019
	(In millions)
Current assets:
Cash and cash equivalents	$142	$169
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $3	462	530
Inventories:
Raw materials	103	107
Finished goods	312	305
Other	54	54
Total inventories	469	466
Prepaid expenses and other current assets	98	45
Total current assets	1,171	1,210
Property, plant and equipment, net	1,369	1,348
Goodwill	82	90
Equity affiliates	36	39
Intangible assets, net	87	96
Deferred income taxes	181	163
Other assets	171	58
Total assets	$3,097	$3,004

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2020	September 30, 2019
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$—	$33
Accounts payable and accrued liabilities	530	537
Income taxes payable	26	22
Current portion of long-term debt	7	7
Total current liabilities	563	599
Long-term debt	1,190	1,024
Deferred income taxes	41	41
Other liabilities	268	206
Commitments and contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 56,598,515 and 57,250,454 shares
Outstanding: 56,444,288 and 57,080,589 shares	56	57
Less cost of 154,227 and 169,865 shares of common treasury stock	(4)	(5)
Retained earnings	1,302	1,337
Accumulated other comprehensive income (loss)	(429)	(391)
Total Cabot Corporation stockholders' equity	925	998
Noncontrolling interests	110	136
Total stockholders' equity	1,035	1,134
Total liabilities and stockholders' equity	$3,097	$3,004

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2020	2019
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$49	$106
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	78	73
Impairment of held for sale assets	—	20
Impairment of investment in equity affiliate	—	11
Deferred tax provision (benefit)	(23)	(29)
Employee benefit plan settlement	—	6
Equity in earnings of affiliated companies	(1)	—
Non-cash compensation	3	7
Other non-cash (income) expense	4	(1)
Changes in assets and liabilities:
Accounts and notes receivable	56	39
Inventories	(8)	(51)
Prepaid expenses and other current assets	(33)	(7)
Accounts payable and accrued liabilities	4	(77)
Income taxes payable	5	(21)
Other liabilities	(6)	(27)
Cash dividends received from equity affiliates	1	2
Cash provided (used) by operating activities	129	51
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(119)	(97)
Acquisition of business	(8)	—
Other	1	(1)
Cash provided (used) by investing activities	(126)	(98)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	29
Proceeds from issuance (repayments) of commercial paper, net	(33)	297
Proceeds from long-term debt	197	—
Repayments of long-term debt	(50)	(75)
Repayments of redeemable preferred stock	—	(25)
Purchases of common stock	(44)	(112)
Proceeds from sales of common stock	3	1
Cash dividends paid to noncontrolling interests	(23)	(17)
Cash dividends paid to common stockholders	(40)	(40)
Cash provided (used) by financing activities	10	58
Effects of exchange rate changes on cash	(5)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	8	1
Cash, cash equivalents and restricted cash at beginning of period	169	175
Cash, cash equivalents and restricted cash at end of period	$177	$176

The following table presents the Company’s cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	March 31, 2020	March 31, 2019
	(In millions)
Cash and cash equivalents	$142	$176
Restricted cash classified within Prepaid expenses and other current assets	35	—
Cash, cash equivalents and restricted cash	$177	$176

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2019	57,081	$52	$—	$1,337	$(391)	$998	$136	$1,134
Adoption of accounting standards				3	$(3)	—		—
Net income (loss)				41		41	5	46
Total other comprehensive income (loss)					40	40	3	43
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(19)	(19)
Issuance of stock under equity compensation plans	273	—	1			1		1
Amortization of share-based compensation			1			1		1
Purchase and retirement of common stock	(699)	—	(2)	(32)		(34)		(34)
Balance at December 31, 2019	56,655	$52	$—	$1,329	$(354)	$1,027	$125	$1,152
Net income (loss)				(1)		$(1)	4	$3
Total other comprehensive income (loss)					(75)	(75)	(3)	(78)
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests						—	(16)	(16)
Issuance of stock under equity compensation plans	30	—	2			2		2
Amortization of share-based compensation			2			2		2
Purchase and retirement of common stock	(241)	—	(4)	(6)		(10)		(10)
Balance at March 31, 2020	56,444	$52	$—	$1,302	$(429)	$925	$110	$1,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2018	60,367	$54	$—	$1,417	$(317)	$1,154	$125	$1,279
Net income (loss)				69		69	8	77
Total other comprehensive income (loss)					(3)	(3)	—	(3)
Cash dividends paid:
Common stock, $0.33 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							—	—
Issuance of stock under equity compensation plans	344	—	—			—		—
Amortization of share-based compensation			5			5		5
Purchase and retirement of common stock	(1,201)	(1)	(5)	(56)		(62)		(62)
Balance at December 31, 2018	59,510	$53	$—	$1,410	$(320)	$1,143	$133	$1,276
Net income (loss)				23		23	6	29
Total other comprehensive income (loss)					5	5	2	7
Cash dividends paid:
Common stock, $0.33 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests							(13)	(13)
Issuance of stock under equity compensation plans	41	1	—			1		1
Amortization of share-based compensation			2			2		2
Purchase and retirement of common stock	(1,101)	(2)	(2)	(46)		(50)		(50)
Balance at March 31, 2019	58,450	$52	$—	$1,367	$(315)	$1,104	$128	$1,232

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2020 and 2019. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Effective October 1, 2019, the Company adopted the accounting standard for leases issued by the Financial Accounting Standards Board (“FASB”) in February 2016.

B. Significant Accounting Policies

Cabot’s significant accounting policies have not substantially changed from those described in the 2019 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 22, 2019.

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

Adoption of the new lease standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities of approximately $106 million and $111 million, respectively, as of October 1, 2019. Refer to Note H for further details regarding the balance sheet classification of these items. The difference between the operating lease ROU assets and operating lease liabilities reflects the reclassification of historical deferred rent balances of approximately $5 million. The effects of transition to the new standard resulted in no cumulative adjustment to retained earnings in the period of adoption. The standard did not materially impact the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The new standard did not have a material impact on the Company’s liquidity or debt-covenant compliance as of adoption.

In February 2018, the FASB issued a new standard that allows entities to reclassify from Accumulated other comprehensive income (loss) (“AOCI”) to Retained earnings stranded tax effects resulting from changes made as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). The Company adopted this standard on October 1, 2019 which resulted in the reclassification of a $2 million net gain from AOCI to Retained earnings. The reclassification was primarily related to the Company’s pension plans and derivative instruments.

Recent Accounting Pronouncements

In June 2016, the FASB issued a new standard on measurement of credit losses. The standard introduces an "expected loss" impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. The new standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company will adopt this standard effective October 1, 2020. The Company does not expect the adoption of this standard to materially impact the Company’s consolidated financial statements.

C. Acquisitions and Divestitures

Acquisitions

NSCC Carbon (Jiangsu) Co. Ltd

In September 2018, the Company acquired NSCC Carbon (Jiangsu) Co. Ltd, a carbon black manufacturing facility in Pizhou, Jiangsu Province, China for a purchase price of $8 million, subject to certain conditions. The purchase price conditions were satisfied in September 2019 and the purchase price was paid in the first quarter of fiscal 2020. The Company has commenced plans to modify this facility to produce specialty carbons and therefore the plant is temporarily mothballed. The modifications are expected to be completed, and production is expected to commence, in 2021. Transition-related costs associated with this acquisition were less than $1 million and $1 million for the three and six months ended March 31, 2020, respectively, and $1 million and $3 million for the three and six months ended March 31, 2019, respectively.

Shenzhen Sanshun Nano New Materials Co., Ltd

In April 2020, the Company completed the purchase of Shenzhen Sanshun Nano New Materials Co., Ltd (SUSN), a leading carbon nanotube producer, for approximately $105 million through cash consideration of $90 million, of which $5 million represents contingent consideration to be paid out based on certain milestones over the next two years, and debt assumed of $15 million. As of March 31, 2020, the Company had $35 million of cash consideration held in escrow, which was subsequently released to the seller upon completion of the sale in April 2020. This was considered restricted cash as of March 31, 2020 and included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. The transaction will be accounted for as a business combination. Additionally, as of March 31, 2020, the Company had incurred $1 million in acquisition related cost. The operating results of the business will be included in the Company’s Performance Chemicals segment.

Divestitures

Sale of Specialty Fluids Business

In June 2019, the Company completed the sale of its Specialty Fluids business, an operating segment of the Company, to Sinomine (Hong Kong) Rare Metals Resource Co. Limited, a wholly owned subsidiary of Sinomine Resource Group Co., Ltd. (“Sinomine”), for total proceeds of $133 million. The Company recognized a $20 million impairment charge during the second quarter of fiscal 2019 and a pre-tax loss on the sale of the Specialty Fluids business of $9 million in fiscal 2019. The sale was subject to customary post-closing adjustments, which were finalized during the second quarter of fiscal 2020 and resulted in an additional pre-tax loss on sale of $1 million.

D. Employee Benefit Plans

Net periodic defined benefit pension costs include the following:

	Three Months Ended March 31
	2020		2019
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$2	$—	$2
Interest cost	1	1	2	1
Expected return on plan assets	(1)	(3)	(3)	(2)
Net periodic benefit (credit) cost	$1	$—	$(1)	$1

	Six Months Ended March 31
	2020		2019
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$3	$—	$4
Interest cost	2	2	3	3
Expected return on plan assets	(2)	(5)	(5)	(6)
Amortization of actuarial loss	—	1	—	1
Settlement and curtailment gain	—	—	—	(6)
Net periodic benefit (credit) cost	$1	$1	$(2)	$(4)

Other postretirement benefit costs were less than $1 million and $1 million for the three and six months ended March 31, 2020, respectively. Other postretirement benefit gains were less than $1 million for both the three and six months ended March 31, 2019.

U.S. Cash Balance Plan Termination

In fiscal 2019, the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. pension plan. The Company commenced the U.S. plan termination process during the third quarter of fiscal 2019 and expects to complete the transfer of the U.S. plan’s assets to participants by the end of calendar year 2020. The pension liability will be settled through a combination of lump-sum payments and purchased annuities. Upon settlement of the benefit liabilities accrued in the plan, the Company will recognize a loss associated with the release of approximately $13 million from AOCI in the Consolidated Balance Sheet to Other income (expense) in the Consolidated Statement of Operations.

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

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six month period ended March 31, 2020 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2019	$50	$40	$90
Foreign currency impact	(6)	(2)	$(8)
Balance at March 31, 2020	$44	$38	$82

The following table provides information regarding the Company’s intangible assets:

	March 31, 2020			September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$49	$(5)	$44	$50	$(5)	$45
Trademarks	8	(1)	7	8	—	8
Customer relationships	48	(12)	36	57	(14)	43
Total intangible assets(1)	$105	$(18)	$87	$115	$(19)	$96

(1)            The decrease in value of Total intangible assets as of March 31, 2020 was primarily driven by the impact of foreign currency translation, which had a total impact of $7 million.

Intangible assets are amortized over their estimated useful lives, which range between twelve and twenty-five years, with a weighted average amortization period of approximately nineteen years. Amortization expense for both the three months ended March 31, 2020 and 2019 was $2 million and is included in Cost of sales, Selling and administrative expenses, and Research and technical expenses in the Consolidated Statements of Operations. Amortization expense for both the six months ended March 31, 2020 and 2019 was $3 million and is included in Cost of sales, Selling and administrative expenses, and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2019, attributable to Cabot Corporation	$(338)	$1	$(54)	$(391)
Other comprehensive income (loss) before reclassifications	43	—	—	43
Amounts reclassified from AOCI	(1)	—	1	—
Adoption of accounting standards	(3)	(1)	1	(3)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	—	3
Balance at December 31, 2019, attributable to Cabot Corporation	$(302)	$—	$(52)	$(354)
Other comprehensive income (loss) before reclassifications	(78)	—	—	(78)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(3)	—	—	(3)
Balance at March 31, 2020, attributable to Cabot Corporation	(377)	—	(52)	(429)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three and six months ended March 31, 2020 and 2019 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended March 31		Six Months Ended March 31
	Statements of Operations	2020	2019	2020	2019
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(2)	$(2)	$(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	$1	$1	$1	$1
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost - see Note D for details	—	(1)	1	—
Settlement and curtailment gain	Net Periodic Benefit Cost - see Note D for details	—	—	—	(6)
Total before tax		—	(2)	—	(8)
Tax impact	Provision (benefit) for income taxes	—	—	—	(3)
Total after tax		$—	$(2)	$—	$(11)

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

Environmental Matters

As of March 31, 2020 and September 30, 2019, Cabot had $9 million and $13 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

Cash payments related to these environmental matters were $5 million and $1 million in the first six months of fiscal 2020 and fiscal 2019, respectively. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2019 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2019 10-K, the “Payor Group”)

 On February 28, 2020, Cabot, with certain members of the Payor Group, entered into a settlement agreement resolving a large group of claims, including claims alleging serious injury, brought by coal workers in Kentucky and West Virginia represented by common legal counsel. The Company’s share of this liability is $65 million, which, as of March 31, 2020, was included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company will pay this liability in two equal installments in Cabot’s third quarter of fiscal 2020 and first quarter of fiscal 2021. During the second quarter of fiscal 2020, Cabot recorded a charge of $50 million for this settlement, which was included in Selling and administrative expenses in the Consolidated Statements of Operations.

In addition to the February 2020 settlement, Cabot has a reserve to cover its expected share of liabilities for existing and future respirator liability claims, which is included in Other liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve was $23 million and $35 million as of March 31, 2020 and September 30, 2019, respectively. The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time, including the nature of the remaining claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, the actual amount of liabilities related to these claims could be different from Cabot’s reserve.

Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the settlement of respirator claims, (ix) exhaustion of the insurance coverage maintained by certain of the parties that contribute to the settlement of respirator claims, or a change in the availability of the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable.

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

A lease liability is recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate based on credit-adjusted and term-specific discount rates, using a third-party yield curve. An ROU asset is recorded and recognized at commencement at the lease liability amount, including initial direct costs incurred, and is reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and fifteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. The Company’s land leases have remaining lease terms up to seventy years.

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

The components of the Company’s lease costs were as follows:

	Three Months Ended March 31	Six Months Ended March 31
	2020	2020
	(In millions)
Operating lease cost	$8	$14
Finance lease cost	1	2
Total lease cost	$9	$16

For the three and six months ended March 31, 2020, short-term and variable lease costs together were less than $1 million and $1 million, respectively.

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended March 31	Six Months Ended March 31
	2020	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6	$12
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new operating lease liabilities	$3	$5
Right-of-use assets obtained in exchange for new finance lease liabilities	$3	$23

Supplemental balance sheet information related to the Company’s leases was as follows:

Description	Balance Sheet Classification	March 31, 2020
		(In millions)
Lease ROU assets:
Operating	Other assets	$98
Finance	Net property, plant and equipment	45
Total lease ROU assets		$143

Lease liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$18
Finance	Current portion of long-term debt	3
Long-term:
Operating	Other liabilities	86
Finance	Long-term debt	29
Total lease liabilities		$136

The following table presents the weighted-average remaining lease term and discount rates for the Company’s leases as of March 31, 2020:

Description	March 31, 2020
Weighted-average remaining lease term (years):
Operating leases	16
Finance leases	13
Weighted-average discount rate:
Operating leases	2.26%
Finance leases	4.44%

Future minimum lease payments under non-cancelable operating and finance leases as of March 31, 2020 were as follows:

Years Ended September 30	Operating leases	Finance leases
	(In millions)
Remainder of fiscal 2020	$12	$2
2021	15	5
2022	11	4
2023	10	4
2024	9	4
2025 and thereafter	69	25
Total lease payments	126	44
Less: imputed interest	22	12
Total	$104	$32

The Company’s future minimum lease payments under noncancelable leases as of September 30, 2019 were as follows:

Years Ended September 30	Operating leases	Capital leases
	(In millions)
2020	$23	$3
2021	14	3
2022	9	3
2023	9	3
2024	8	2
2025 and thereafter	68	7
Total lease payments	131	21
Less: imputed interest	—	9
Total	$131	$12

I. Income Tax

Effective Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(Dollars in millions)
(Provision) benefit for income taxes	$(10)	$(20)	$(14)	$(13)
Effective tax rate	81%	41%	22%	11%

For the three and six months ended March 31, 2020, the (Provision) benefit for income taxes included a net discrete tax benefit of $1 million and $11 million, respectively. The $11 million was comprised of $5 million related to changes in uncertain tax positions and $6 million related to the impacts of Switzerland tax reform legislation. For the three and six months ended March 31, 2019, the tax (provision) benefit included a net discrete tax expense of less than $1 million and a net discrete tax benefit of $24 million, respectively, of which a nil amount and $17 million, respectively, comprised the impact of the Act.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2019 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2003 through 2019 remain subject to examination by their respective tax authorities. As of March 31, 2020, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, Switzerland and the Netherlands.

During the three and six months ended March 31, 2020, Cabot released uncertain tax positions of $2 million and $8 million, respectively, due to audit settlements and the expiration of statutes of limitations in various jurisdictions. During the three and six months ended months ended March 31, 2019, Cabot released uncertain tax positions of $1 million and $8 million, respectively, due to audit settlements and the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$(1)	$23	$40	$92
Less: Undistributed earnings allocated to participating securities(1)	—	—	—	—
Earnings (loss) allocated to common shareholders (numerator)	$(1)	$23	$40	$92

Weighted average common shares and participating securities outstanding	57.3	60.0	57.5	60.4
Less: Participating securities(1)	0.7	0.9	0.8	0.9
Adjusted weighted average common shares (denominator)	56.6	59.1	56.7	59.5

Earnings (loss) per common share - basic:	$(0.01)	$0.39	$0.70	$1.53

Diluted EPS:
Earnings (loss) allocated to common shareholders	$(1)	$23	$40	$92
Plus: Earnings (loss) allocated to participating securities	—	—	—	1
Less: Adjusted earnings allocated to participating securities(2)	—	—	—	1
Earnings (loss) allocated to common shareholders (numerator)	$(1)	$23	$40	$92

Adjusted weighted average common shares outstanding	56.6	59.1	56.7	59.5
Effect of dilutive securities:
Common shares issuable(3)	—	0.2	0.1	0.2
Adjusted weighted average common shares (denominator)	56.6	59.3	56.8	59.7

Earnings (loss) per common share - diluted:	$(0.01)	$0.39	$0.70	$1.53

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$(1)	$23	$40	$92
Less: Dividends declared on common stock	20	20	40	40
Undistributed earnings (loss)	$(21)	$3	$—	$52

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$(21)	$3	$—	$52
Undistributed earnings (loss) allocated to participating shareholders	—	—		—
Undistributed earnings (loss)	$(21)	$3	$—	$52

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the six months ended March 31, 2020, 1,113,013 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2019, 987,896 and 845,582 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.  In addition, for the three months ended March 31, 2020, incremental shares of common stock that were excluded from the calculation of diluted earnings per share because these would have been antidilutive due to the Company’s net loss position were 1,858,582 shares, which also includes shares that are considered participating securities as described in (1) above.

K. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and six months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Cost of sales	$4	$2	$5	$5
Selling and administrative expenses	1	—	8	6
Total	$5	$2	$13	$11

Details of all restructuring activities and the related reserves during the three and six months ended March 31, 2020 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Accelerated Depreciation and Idle Asset Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2019	$3	$4	$—	$—	$7
Charges (gain)	7	—	—	1	8
Cash paid	(2)	—	—	(1)	(3)
Reserve at December 31, 2019	8	4	—	—	12
Charges (gain)	3	—	1	1	5
Costs charged against assets / (liabilities)	—	—	(1)	—	(1)
Cash paid	(5)	—	—	(1)	(6)
Reserve at March 31, 2020	$6	$4	$—	$—	$10

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

2020 Reorganization

During the first six months of fiscal 2020, the Company initiated several actions that it believes will enable the Company to perform certain activities more cost-effectively. These actions primarily consist of the reorganization of Cabot’s leadership structure, the creation of a Global Business Services function and other operational efficiency initiatives. As part of the creation of the Global Business Services function, certain business service activities performed at Cabot’s North American business service center are being consolidated into the Company’s European business service center. During the three and six months ended March 31, 2020, the Company recorded charges of $5 million and $12 million, respectively, for these actions, primarily related to severance costs. The Company expects to record additional restructuring charges of approximately $4 million, primarily related to severance and other employee benefit costs and depreciation on idled assets, in the remainder of fiscal 2020 and thereafter. Cabot paid approximately $6 million and $7 million related to these activities in the three and six months ended March 31, 2020, respectively, and expects to pay approximately $8 million in the remainder of fiscal 2020 and thereafter. As of March 31, 2020, Cabot had $6 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

Purification Solutions Transformation Plan

In December 2018, the Company initiated a transformation plan to improve the long-term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. The Company expects to record total charges of $10 million related to this plan, of which approximately $9 million was recorded in fiscal 2019, comprised of severance, employee benefits and professional service fees. The Company recorded charges of less than $1 million and $1 million in the three and six months ended March 31, 2020, respectively. The Company recorded charges of $1 million and $9 million in the three and six months ended March 31, 2019, respectively. The Company expects to record nominal charges in the future related to this plan. Cabot paid approximately $9 million related to these activities through March 31, 2020, $8 million of which was paid in fiscal 2019, and expects to pay less than $1 million in the remainder of fiscal 2020. As of March 31, 2020, Cabot had less than $1 million of accrued severance and other employee benefit charges in the Consolidated Balance Sheets related to these actions.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2020 or 2019.

At March 31, 2020 and September 30, 2019, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At March 31, 2020, the fair value of these derivatives was a net asset of $9 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. At September 30, 2019, the fair value of these derivatives was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At March 31, 2020 and September 30, 2019, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $10 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At March 31, 2020 and September 30, 2019, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.17 billion and $1.29 billion, respectively, as of March 31, 2020, and $1.03 billion and $1.10 billion, respectively, as of September 30, 2019. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of March 31, 2020 and September 30, 2019 to manage foreign currency risk.

Notional Amount
Description	Borrowing	March 31, 2020	September 30, 2019	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 35 million	USD 54 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in the Canadian dollar, Indonesian rupiah and Czech koruna.

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

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of March 31, 2020, the fair value of these swaps was a net asset of $9 million and was included in Prepaid expenses and other current assets and Other assets and the cumulative gain of $12 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2019, the fair value of these swaps was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets and the cumulative gain of $5 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended March 31
	2020	2019	2020	2019	2020	2019
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$14	$5	$(2)	$(2)	$1	$1

	Six Months Ended March 31
	2020	2019	2020	2019	2020	2019
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$10	$13	$(3)	$(3)	$1	$1

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

At both March 31, 2020 and September 30, 2019, the fair value of derivative instruments not designated as hedges were nominal, and these instruments were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The Company has three reportable segments: Reinforcement Materials, Performance Chemicals and Purification Solutions. The Company’s former Specialty Fluids business was a separate reporting segment prior to divestiture in the third quarter of fiscal 2019.

The Reinforcement Materials segment consists of the rubber blacks and elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and six months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Performance Additives	$168	$179	$338	$346
Formulated Solutions	77	75	149	139
Total Performance Chemicals	$245	$254	$487	$485

The Purification Solutions segment consists of the Company’s activated carbon business.

Income (loss) before income taxes (“Segment EBIT”) is presented for each reportable segment in the table below. Segment EBIT excludes Interest expense, general unallocated income (expense), unallocated corporate costs, and certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids(1)	Segment Total	Unallocated and Other(2)	Consolidated Total
	(In millions)
Three Months Ended March 31, 2020
Revenues from external customers(3)	$355	$245	$64	$—	$664	$46	$710
Income (loss) before income taxes(4)	$61	$31	$3	$—	$95	$(83)	$12

Three Months Ended March 31, 2019
Revenues from external customers(3)	$445	$254	$72	$24	$795	$49	$844
Income (loss) before income taxes(4)	$61	$38	$1	$12	$112	$(63)	$49

Six Months Ended March 31, 2020
Revenues from external customers(2)	$734	$487	$123	$—	$1,344	$93	$1,437
Income (loss) before income taxes(3)	$108	$72	$1	$—	$181	$(119)	$62

Six Months Ended March 31, 2019
Revenues from external customers(2)	$902	$485	$137	$43	$1,567	$98	$1,665
Income (loss) before income taxes(3)	$123	$74	$(2)	$22	$217	$(98)	$119

(1)

Cabot divested its Specialty Fluids business during the third quarter of fiscal 2019. The agreement to divest this business did not meet the criteria for reporting this business as a discontinued operation, and therefore, the prior period’s financial statements and disclosures have not been recast. For more detail on the sale of the Specialty Fluids business, please refer to the 2019 10-K and Note C above.

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

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(1)	$(3)	$(2)	$(6)
Shipping and handling fees	30	32	61	64
By-product sales	17	20	34	40
Total	$46	$49	$93	$98

(4)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Interest expense	$(14)	$(14)	$(28)	$(29)
Certain items(a)
Legal and environmental matters and reserves	(51)	(1)	(50)	(1)
Global restructuring activities (Note K)	(5)	(2)	(13)	(11)
Employee benefit plan settlements	(1)	—	(3)	3
Acquisition and integration-related charges	(1)	(1)	(2)	(4)
Specialty Fluids loss on sale and asset impairment charges	(1)	(20)	(1)	(20)
Indirect tax settlement credits	3	—	3	—
Equity affiliate investment impairment charge	—	(11)	—	(11)
Other	—	(2)	(1)	(3)
Total certain items, pre-tax	(56)	(37)	(67)	(47)
Unallocated corporate costs(b)	(12)	(13)	(22)	(25)
General unallocated income (expense)(c)	—	1	(1)	3
Less: Equity in earnings of affiliated companies, net of tax(d)	1	—	1	—
Total	$(83)	$(63)	$(119)	$(98)

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

	Three Months Ended March 31, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$154	$76	$29	$259
Asia Pacific	122	79	9	210
Europe, Middle East and Africa	79	90	26	195
Segment revenues from external customers	355	245	64	664
Unallocated and other				46
Net sales and other operating revenues				$710

	Three Months Ended March 31, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$169	$81	$31	$2	$283
Asia Pacific	180	75	7	—	262
Europe, Middle East and Africa	96	98	34	22	250
Segment revenues from external customers	445	254	72	24	795
Unallocated and other					49
Net sales and other operating revenues					$844

	Six Months Ended March 31, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$295	$152	$55	$502
Asia Pacific	292	173	18	483
Europe, Middle East and Africa	147	162	50	359
Segment revenues from external customers	734	487	123	1,344
Unallocated and other				93
Net sales and other operating revenues				$1,437

	Six Months Ended March 31, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$336	$153	$60	$4	$553
Asia Pacific	382	160	16	1	559
Europe, Middle East and Africa	184	172	61	38	455
Segment revenues from external customers	902	485	137	43	1,567
Unallocated and other					98
Net sales and other operating revenues					$1,665

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies have not substantially changed from those described in the 2019 10-K.

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

Our discussion under the heading “Second Quarter and First Six Months of Fiscal 2020 versus Second Quarter and First Six Months of Fiscal 2019—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Second Quarter of Fiscal 2020 versus Second Quarter of Fiscal 2019—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we exclude from Total segment EBIT but that are included in our GAAP Income (loss) before income taxes and equity in earnings of affiliated companies, as applicable in a particular reporting period, include, but are not limited to, the following:

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

•	Indirect tax settlement credits, which includes favorable settlements resulting in the recoveries of indirect taxes.
•

Acquisition and integration-related charges, which include transaction costs, redundant costs incurred during the period of integration, and costs associated with transitioning certain management and business processes to our processes.

•

Legal and environmental matters and reserves, which consist of costs or benefits for matters typically related to former businesses or that are otherwise incurred outside of the ordinary course of business.

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

Overview

During the second quarter of fiscal 2020, Income (loss) before income taxes and equity in earnings of affiliated companies decreased compared to the second quarter of fiscal 2019. The decrease primarily reflects the decrease in Total Segment EBIT of $17 million and a $50 million charge related to a legal settlement recorded during the second quarter of fiscal 2020. Total Segment EBIT in the second quarter of fiscal 2019 included $12 million related to our Specialty Fluids business, which we divested in the third quarter of fiscal 2019. Excluding the impact from the divestiture of our Specialty Fluids business, Total Segment EBIT decreased $5 million driven by lower volumes in Reinforcement Materials and lower margins in Performance Chemicals, partially offset by higher margins due to pricing and mix benefits in both our tire and industrial products product lines.

COVID-19 Impact and Outlook

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern.  On March 11, 2020, the WHO characterized COVID-19 as a global pandemic, due to the continued increase in the number of cases and affected countries. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents in their places of residence, and practice social distancing when engaging in essential activities. The coronavirus pandemic and the associated containment efforts have had a serious adverse impact on the economy, the severity and duration of which are uncertain.  Government stabilization efforts will only partially mitigate the consequences.

The coronavirus pandemic is adversely affecting and is expected to continue to adversely affect, our business, results of operations and cash flows. While most of our facilities remain open given the “essential” status of many of our end-markets, such as infrastructure, agriculture and pharmaceutical production, we are operating at low production and utilization rates due to declined demand from the halt of customer operations within the tire and automotive sectors. Beginning during our second fiscal quarter, as the virus spread in China, we experienced volume declines principally in our Reinforcement Materials segment as operations at many of our customers’ plants in China were completely or partially curtailed and a more competitive pricing environment in our fumed metal oxides product line. As COVID-19 began to further spread around the globe, on the recommendation or mandate of public health officials, a number of our key customers, notably most automotive and tire manufacturers in the Americas and Europe, temporarily closed their manufacturing operations beginning in March 2020. As a result, we have experienced and expect to continue to experience further reductions in demand for certain of our products, particularly in our Reinforcement Materials segment. In response to this reduced demand for our products, we have operated at significantly lower manufacturing levels at many of our plants. Also, in order to comply with government mandates to cease operations in Argentina and Malaysia, we temporarily suspended operations or idled production lines at our facilities in those countries. This decline in demand is expected to have an adverse effect on our results of operations and cash flows. Although we are beginning to see some of our customers in the tire and automotive sector resume operations, we are unable to predict with certainty the speed and shape of a recovery to more normal customer demand levels for our products or more normal manufacturing operating levels at our facilities.

In addition, the coronavirus pandemic could materially affect our ability to adequately staff and maintain our operations in the future, particularly as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures and impose other restrictions to mitigate the further spread of the virus.  We continue to supply our customers around the globe, however, because we are reducing inventory to respond to this unusually low customer demand environment, a prolonged duration of this interruption in our manufacturing operations could impact our ability to meet customer demand in the future.  In addition, the sudden, steep decline in oil prices in April 2020 will adversely affect margins and profitability most significantly in our Reinforcement Materials segment in the near term.  Lower oil prices will also reduce revenues from our energy center operations.

We have taken, and will continue to take, actions to mitigate the impact of the coronavirus and the decline in oil prices on our cash flow and results of operations and financial condition.  Through the curtailments we have implemented at our manufacturing operations, we are managing inventory levels, and reducing our manufacturing costs. We have reduced discretionary spending. Our net working capital is being reduced with lower raw material costs and reductions in our accounts receivable and inventories.  In addition, we have reduced our expectations for capital expenditures in fiscal 2020 to approximately $200 million and have temporarily halted our share repurchases.  There can be no assurance that our mitigation actions will be adequate to offset the impact from the decline in demand for our products that we are anticipating in the near term.

We expect COVID-19 to continue to have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory reserves, allowances for doubtful accounts, and valuation allowances on certain of our deferred tax assets.  Additionally, if the business impacts of COVID-19 carry on for an extended period, it could cause us to recognize impairments for certain long-lived assets including goodwill, intangible assets or property, plant and equipment.

Second Quarter of Fiscal 2020 versus Second Quarter of Fiscal 2019—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Net sales and other operating revenues	$710	$844	$1,437	$1,665
Gross profit	$153	$178	$294	$344

Net sales in the second quarter of fiscal 2020 decreased by $134 million compared to the second quarter of fiscal 2019. The second quarter of fiscal 2019 included $24 million of revenue for our Specialty Fluids business. The remaining $110 million decline in net sales was primarily driven by lower volumes ($63 million), a less favorable price and product mix (combined $35 million), and the unfavorable impact from foreign currency translation ($10 million). The lower volumes were driven by lower volumes in our Reinforcement Materials segment due to weaker demand related to declines in automotive and tire production resulting from the impact of the recent coronavirus disease (“COVID-19”). The less favorable price and product mix was due to lower prices from lower feedstock costs that are passed through to our customers in the Reinforcement Materials segment and unfavorable product mix in the Performance Chemicals segment due to the weaker product mix in the fumed metal oxides product line in China and Europe.

Net sales in the first six months of fiscal 2020 declined by $228 million compared to the first six months of fiscal 2019. The first six months of fiscal 2019 included $43 million of revenue for our Specialty Fluids business. The remaining $185 million decline in net sales was primarily driven by a less favorable price and product mix (combined $101 million), lower volumes primarily in Reinforcement Materials and Purification Solutions ($59 million), and the unfavorable impact from foreign currency translation ($20 million). The less favorable price and product mix was due to lower sales in Reinforcement Materials due to the pass through of lower feedstock costs and a weaker product mix in the Performance Chemicals segment due to the weaker product mix in the fumed metal oxides product line in China and Europe. The lower volumes were driven by lower volumes in the Reinforcement Materials segment due to weak automotive and tire production and the impact of COVID-19 on demand. The lower volumes in the Purification Solutions segment was due to lower sales in mercury removal and other industrial gas and air applications.

Gross profit decreased by $25 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Excluding the impact of the divestiture of our Specialty Fluids business, the gross profit decline was primarily due to lower volumes from Reinforcement Materials due to declining demand from weaker automotive and tire production related to the impacts of COVID-19 on demand. Gross profit decreased by $50 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. Excluding the impact of the divestiture of our Specialty Fluids business, the gross profit decline was primarily due to lower volumes in Reinforcement Materials and Purification Solutions and lower unit margins in the Performance Chemicals segment.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Selling and administrative expenses	$114	$70	$178	$143

Selling and administrative expenses increased by $44 million and $35 million in the second quarter and first six months of fiscal 2020 compared to the same periods of fiscal 2019, primarily due to the $50 million charge related to a legal settlement recorded during the second quarter of fiscal 2020. This increase was partially offset by a decrease in the accrual for incentive compensation and other cost reduction activities in the current fiscal year.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Research and technical expenses	$14	$15	$28	$31

Research and technical expenses decreased by $1 million and $3 million in the second quarter and the first six months of fiscal 2020 compared to the same periods of fiscal 2019, due to cost reduction activities in the current fiscal year.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Interest and dividend income	$3	$2	$6	$4
Interest expense	$(14)	$(14)	$(28)	$(29)
Other income (expense)	$(1)	$(12)	$(3)	$(6)

Interest and dividend income increased $1 million and $2 million in the second quarter of fiscal 2020 and for the six months ended March 31, 2020, respectively, as compared to the same periods of fiscal 2019 primarily due to interest earned on higher average cash balances.

Interest expense remained consistent in the second quarter of fiscal 2020 compared to the same period of fiscal 2019. For the six months ended March 31, 2020, interest expense decreased $1 million primarily due to lower interest rates.

Other income (expense) changed by $11 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, primarily due to the impairment of our equity affiliate in Venezuela in the second quarter of fiscal 2019 that did not reoccur. For the six months ended March 31, 2020, Other income (expense) changed by $3 million compared to the same period of fiscal 2019. The change was primarily due to the impairment of our equity affiliate in Venezuela partially offset by pension benefits both of which were in the first six months of fiscal 2019 and did not reoccur.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(Dollars in millions)
(Provision) benefit for income taxes	$(10)	$(20)	$(14)	$(13)

Effective tax rate	81%	41%	22%	11%
Impact of discrete tax items(1):
Unusual or infrequent items	—%	(1)%	9%	17%
Items related to uncertain tax positions	12%	1%	9%	3%
Other discrete tax items	3%	(1)%	4%	—%
Impact of certain items	(67)%	(16)%	(15)%	(7)%
Operating tax rate	29%	24%	29%	24%

(1)

For the three and six months ended March 31, 2020, the impact of discrete tax items included a net discrete tax benefit of $3 million and $13 million, respectively. For the three and six months ended March 31, 2019, the impact of discrete tax items included a net discrete tax expense of less than $1 million and a net discrete tax benefit of $24 million, respectively. The nature of the discrete tax items for the periods ended March 31, 2020 and 2019 were as follows:

(a)

Unusual or infrequent items during the three and six months ended March 31, 2020 consisted of the net tax impact of Switzerland tax reform legislation (net tax benefit of a nil amount and $6 million). Unusual or infrequent items during the three and six months ended March 31, 2019 consisted of the net tax impacts of the Tax Cuts and Jobs Act of 2017 (the “Act”) (net tax benefit of nil and $17 million), excludible foreign exchange gains and losses in certain jurisdictions, impacts related to stock compensation deductions, and the tax impacts of a pension settlement;

(b)

Items related to uncertain tax positions during the three and six months ended March 31, 2020 and 2019 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations, and the accrual of interest on uncertain tax positions, the accrual of an uncertain tax position (fiscal 2020 only), and the settlement of tax audits;

(c)

Other discrete tax items during the three and six months ended March 31, 2020 and 2019 included net tax impacts as a result of changes in non-US tax laws, return to provision adjustments related to tax return filing, and other items.

For fiscal year 2020, the Operating tax rate is expected to be in the range of 29% to 30%. Cabot is not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

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

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$—	$1	$—
Net income (loss) attributable to noncontrolling interests, net of tax	$4	$6	$9	$14

Equity in earnings of affiliated companies, net of tax, increased $1 million in both the second quarter and the first six months of fiscal 2020 compared to the same period of fiscal 2019. The $1 million of income in 2020 relates to income from our affiliates in India and Mexico. In fiscal 2019, this income was consistent with fiscal 2020, but also included losses from our equity affiliate in Venezuela, which has since been impaired.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $2 million in the second quarter of fiscal 2020 and $5 million in the first six months of fiscal 2020 compared to the same periods of fiscal 2019, primarily due to the lower profitability from our joint ventures in China and Czech Republic.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2020, we reported net income (loss) attributable to Cabot Corporation of $(1) million and $40 million or $(0.01) and $0.70 per diluted common share, respectively. This compares to net income (loss) attributable to Cabot Corporation of $23 million and $92 million, or $0.39 and $1.53 per diluted common share, respectively, in the second quarter and first six months of fiscal 2019. The net loss in the second quarter of fiscal 2020 and lower net income in the first six months of fiscal 2020 is primarily due to the $50 million charge related to a legal settlement recorded during the quarter and lower Segment EBIT due to the impact of COVID-19 on demand. The net income (loss) attributable to Cabot Corporation for the second quarter and first six months of fiscal 2019 includes impairment charges associated with our divested Specialty Fluids business and Venezuelan equity affiliate both of which did not recur in fiscal 2020.

Second Quarter of Fiscal 2020 versus Second Quarter of Fiscal 2019—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and six months ended March 31, 2020 and 2019 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our Notes to the Consolidated Financial Statements.

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$12	$49	$62	$119
Less: Certain items	(56)	(37)	(67)	(47)
Less: Other unallocated items	(27)	(26)	(52)	(51)
Total segment EBIT	$95	$112	$181	$217

In the second quarter of fiscal 2020, Income (loss) before income taxes and equity in earnings of affiliated companies decreased by $37 million and Total segment EBIT decreased by $17 million. Included in the second quarter of fiscal 2019 is $12 million of EBIT related to our Specialty Fluids business, which we divested in the third quarter of fiscal 2019. Excluding the Specialty Fluids impact, Total Segment EBIT decreased $5 million. The decrease in Income (loss) before income taxes and equity in earnings of affiliated companies was driven by a $50 million charge related to a legal settlement entered into during the second quarter of fiscal 2020. The decrease in Total segment EBIT is driven by lower volumes in Reinforcement Materials and Purification Solutions, partially offset by higher margins in Reinforcement Materials. Lower volumes in Reinforcement Materials ($22 million) were primarily due to weaker automotive and tire demand related to the impacts from COVID-19. Lower volumes in Purification Solutions ($6 million) were due to weaker demand in mercury removal applications. Higher margins in Reinforcement Materials ($22 million) were primarily due to pricing gains in the calendar year 2020 customer agreements.

In the first six months of fiscal 2020, Income (loss) before income taxes and equity in earnings of affiliated companies decreased $57 million and total Segment EBIT decreased by $36 million. Included in the first six months of fiscal 2019 is $22 million of EBIT related to our Specialty Fluids business, which we divested in the third quarter of fiscal 2019. Excluding the Specialty Fluids impact, Total segment EBIT decreased $14 million. The decrease in Income (loss) before income taxes and equity earnings of affiliated companies was driven by a $50 million charge related to a legal settlement entered into during the first six months of fiscal 2020. The decrease in Total segment EBIT was driven by lower volumes in Reinforcement Materials and Purification Solutions and lower margins in Performance Chemicals, partially offset by higher volumes in the Performance Chemicals segment. Lower volumes in Reinforcement Materials ($27 million) were primarily due to weaker automotive and tire production and the impacts of COVID-19 on demand while lower volumes in Purification Solutions ($12 million) were due to lower volumes in mercury removal applications. Higher volumes in the Performance Chemicals segment ($18 million) were driven by higher demand in the specialty carbons and specialty compounds product lines.

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2020 and fiscal 2019 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Legal and environmental matters and reserves	$(51)	$(1)	$(50)	$(1)
Global restructuring activities (Note K)	(5)	(2)	(13)	(11)
Employee benefit plan settlements	(1)	—	(3)	3
Acquisition and integration-related charges	(1)	(1)	(2)	(4)
Specialty Fluids loss on sale and asset impairment charge	(1)	(20)	$(1)	$(20)
Indirect tax settlement credits	3	—	3	—
Equity affiliate investment impairment charge	—	(11)	$—	$(11)
Other	—	(2)	(1)	(3)
Total certain items, pre-tax	(56)	(37)	(67)	(47)
Tax-related certain items:
Tax impact of certain items	8	1	10	3
Discrete tax items	3	—	13	24
Total tax-related certain items	11	1	23	27
Total certain items, after tax	$(45)	$(36)	$(44)	$(20)

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

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Interest expense	$(14)	$(14)	$(28)	$(29)
Unallocated corporate costs	(12)	(13)	(22)	(25)
General unallocated income (expense)	—	1	(1)	3
Less: Equity in earnings of affiliated companies, net of tax	1	—	1	—
Total other unallocated items	$(27)	$(26)	$(52)	$(51)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2020 and 2019 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Reinforcement Materials Sales	$355	$445	$734	$902
Reinforcement Materials EBIT	$61	$61	$108	$123

Sales in Reinforcement Materials decreased by $90 million in the second quarter of fiscal 2020 compared to the same period of fiscal 2019, primarily due to lower volumes ($61 million), a less favorable price and product mix (combined $23 million), and the unfavorable impact from foreign currency translation ($7 million). The lower volumes were primarily due to weaker automotive and tire demand resulting from the impact of COVID-19. The less favorable pricing was primarily due to the pass-through of lower feedstock prices.

In the first six months of fiscal 2020, sales in Reinforcement Materials decreased by $168 million when compared to the first six months of fiscal 2019. The decrease was primarily driven by a less favorable price and product mix (combined $80 million), lower volumes ($76 million), and the unfavorable impact from foreign currency translation ($12 million). The less favorable price and product mix was due to the pass-through of lower feedstock prices. The lower volumes were primarily due to weaker automotive and tire demand and the impacts of COVID-19 on demand.

EBIT in Reinforcement Materials in the second quarter of fiscal 2020 was flat compared to the same period of fiscal 2019. During the second quarter of fiscal 2020, the segment had 14% lower volumes ($22 million) which were offset by higher unit margins ($22 million). The lower volumes were primarily due to weaker tire and automotive demand resulting from the impacts of COVID-19. The higher unit margins were due to pricing and mix benefits in both our tire and industrial products product lines.

EBIT in Reinforcement Materials decreased $15 million in the first six months of fiscal 2020 compared to the same period of fiscal 2019. The decrease was driven by lower volumes ($27 million) and an unfavorable impact from foreign currency translation ($5 million), which was partially offset by higher unit margins ($13 million) and lower fixed costs ($4 million). Lower volumes were primarily due to weaker automotive and tire demand and the impacts from COVID-19. The higher unit margins were due to pricing and mix benefits in both our tire and industrial products product lines.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2020 and 2019 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Performance Additives Sales	$168	$179	$338	$346
Formulated Solutions Sales	77	75	149	139
Performance Chemicals Sales	$245	$254	$487	$485
Performance Chemicals EBIT	$31	$38	$72	$74

Sales in Performance Chemicals decreased by $9 million in the second quarter of fiscal 2020 compared to the same period of fiscal 2019, primarily due to a less favorable price and product mix (combined $16 million) and the unfavorable impact from foreign currency translation ($2 million), partially offset by higher volumes ($9 million). The less favorable price and product mix was primarily due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe. The higher volumes were driven by the specialty carbons and specialty compounds product lines.

In the first six months of fiscal 2020, sale in Performance Chemicals increased $2 million when compared to the same period of fiscal 2019. The increase was primarily due to higher volumes ($40 million), partially offset by a less favorable price and product mix (combined $33 million) and the unfavorable impact from foreign currency translation ($6 million). The higher volumes were primarily due to higher demand in the specialty carbons and specialty compounds product lines. The less favorable price and product mix was primarily due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe.

EBIT in Performance Chemicals decreased by $7 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 primarily  due to lower unit margins from a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe, partially offset by higher volumes in the specialty carbons and specialty compounds product lines.

EBIT in Performance Chemicals decreased by $2 million in the first six months of fiscal 2020 when compared to the same period of fiscal 2019 primarily due to lower unit margins ($7 million), higher fixed costs ($6 million), the unfavorable impact of inventory comparisons ($5 million), partially offset by higher volumes ($18 million). Lower unit margins were due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe. The higher volumes were driven by our specialty carbons and specialty compounds product lines due to higher demand in the specialty carbons and specialty compounds product lines and new capacity in our fumed metal oxides product line.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and first six months of fiscal 2020 and 2019 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Purification Solutions Sales	$64	$72	$123	$137
Purification Solutions EBIT	$3	$1	$1	$(2)

Sales in Purification Solutions decreased by $8 million in the second quarter of fiscal 2020 compared to the same period of fiscal 2019 due to lower volumes ($11 million) and the unfavorable impact from foreign currency translation ($1 million), partially offset by improved pricing and a more favorable product mix (combined $5 million). The lower volumes were primarily due to lower sales in mercury removal and other industrial gas and air applications.

Sale in Purification Solutions decreased $14 million in the first six months of fiscal 2020 when compared to the same period of fiscal 2019 due to lower volumes ($24 million) and the unfavorable impact from foreign currency translation ($2 million), partially offset by improved pricing and a more favorable product mix (combined $12 million). The lower volumes were primarily due to lower sales in mercury removal and other industrial gas and air applications.

EBIT in Purification Solutions increased by $2 million in the first quarter of fiscal 2020 compared to the second quarter of fiscal 2019 due to higher unit margins ($4 million), lower fixed costs ($2 million) as a result of prior year restructuring activities and the favorable impact of changing inventory levels ($1 million), partially offset by lower volumes ($6 million). The higher unit margins were primarily due to an improved product mix and higher prices. The lower volumes were primarily due to lower sales in mercury removal and other industrial gas and air applications.

EBIT in Purification Solutions improved by $3 million in the first six months of fiscal 2020 when compared to the same period of fiscal 2019 due to higher unit margins ($9 million), lower fixed costs ($5 million) as a result of prior year restructuring activities and the favorable impact of inventory comparisons ($2 million), partially offset by lower volumes ($12 million). The higher unit margins were primarily due to an improved product mix and higher prices while the lower volumes were primarily due to lower sales in mercury removal and other industrial gas and air applications.

Specialty Fluids

We divested our Specialty Fluids business on June 28, 2019. Refer to our fiscal 2019 10-K filing for further details. Sales and EBIT for Specialty Fluids for the second quarter and first six months of fiscal 2020 and 2019 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
	(In millions)
Specialty Fluids Sales	$—	$24	$—	$43
Specialty Fluid EBIT	$—	$12	$—	$22

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $136 million during the first six months of fiscal 2020, which was largely attributable to capital expenditures, share repurchases and cash dividends, partially offset by lower net working capital. As of March 31, 2020, we had cash and cash equivalents of $142 million, restricted cash of $35 million and borrowing availability under our revolving credit agreements of $1.2 billion. The restricted cash was classified within Prepaid expenses and other current assets.

Our U.S. revolving credit agreement supports our working capital and commercial paper program. During the second quarter, one of our short-term credit ratings was downgraded, which decreased our access to, and increased our cost to borrow through, the commercial paper market.  As a result, during the second quarter, we transitioned our borrowing for U.S. cash needs from our commercial paper program to our revolving credit facility. As of March 31, 2020, our borrowings on the U.S. revolving credit facility were $100 million, and we had no commercial paper outstanding. Our non-U.S. revolving credit agreements may be used for repatriation of earnings of our foreign subsidiaries to the U.S., the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries, and for working capital and general corporate purposes. As of March 31, 2020, our borrowings under these facilities was $144 million.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. In the event that additional funds are needed in the U.S., we expect to be able to repatriate funds or to access debt under our revolving credit facilities.

At March 31, 2020, we were in compliance with all covenants under our revolving credit facilities, including the total consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) covenant.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt.

Although we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, we are actively managing the business to maintain cash flow and we anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our revolving credit facilities to meet our operational and capital investment needs and financial obligations for the foreseeable future.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $129 million in the first six months of fiscal 2020 compared to $51 million of cash provided by operating activities during the same period of fiscal 2019.

Cash provided by operating activities in the first six months of fiscal 2020 was driven primarily by our net income of $49 million, the non-cash impacts of depreciation and amortization of $78 million and a decrease in Accounts and notes receivable of $56 million, partially offset by an increase in Prepaid expenses and other current assets of $33 million and the non-cash impact of a decrease in our deferred tax provision of $23 million.

Cash provided by operating activities in the first six months of fiscal 2019 was driven primarily by our net income of $106 million, a decrease in Accounts and notes receivable of $39 million and the non-cash impacts of depreciation and amortization of $73 million and the impairments of our held for sale assets and of our investment in our Venezuelan equity affiliate of $20 million and $11 million, respectively. This activity was partially offset by an increase in Inventories of $51 million, a decrease in Accounts payable and accrued liabilities of $77 million, a decrease in Income taxes payable of $21 million, a decrease in Other liabilities of $27 million and the non-cash impact of a decrease in our deferred tax provision of $29 million.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of March 31, 2020, we had $10 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to certain of our global restructuring activities. In the first six months of fiscal 2020, we paid $9 million related to these restructuring activities, and we expect to make cash payments totaling approximately $13 million in the remainder of fiscal 2020 and thereafter.

Environmental Reserves and Litigation Matters — As of March 31, 2020, we had a $9 million reserve for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. In the first six months of fiscal 2020, we paid $5 million related to these environmental matters. Additionally, as of March 31, 2020, we had a $23 million reserve for existing and future respirator claims that we expect to pay over multiple years. We also had a $65 million payable for settled respirator claims as of March 31, 2020 that we will pay in two equal installments in our third quarter of fiscal 2020 and first quarter of fiscal 2021. We also have other litigation costs arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $126 million of cash in the first six months of fiscal 2020 compared to $98 million of cash consumed in the first six months of fiscal 2019. In both periods, investing activities primarily consisted of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals. In addition, in the first six months of fiscal 2020, we paid $8 million for the plant that we acquired from NSCC in September 2018.

Capital expenditures for fiscal 2020 are expected to be approximately $200 million. Our planned capital spending program for fiscal 2020 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as expansion capital expenditures in Reinforcement Materials and Performance Chemicals.

In April 2020, we completed the purchase of SUSN for approximately $105 million through cash consideration of $90 million, of which $5 million represents contingent consideration to be paid out based on certain milestones over the next two years, and debt assumed of $15 million.

Cash Flows from Financing Activities

Financing activities provided $10 million of cash in the first six months of fiscal 2020 compared to $58 million of cash provided in the first six months of fiscal 2019. In the first six months of fiscal 2020, financing activities primarily consisted of the proceeds from borrowing under our revolvers of $197 million, partially offset by the repayment of $50 million of long-term debt, share repurchases of $44 million, dividend payments to stockholders of $40 million, and the repayment of $33 million of commercial paper.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our results of operations, including how we expect the COVID-19 pandemic to impact demand for our products, our results of operations and our cash flows and our related mitigation efforts; when we expect the NSCC Carbon plant upgrades to be completed; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with our reorganization and the closing of certain manufacturing facilities, restructuring initiatives and under our transformation plan for our Purification Solutions business; our estimated future amortization expenses for our intangible assets; when we expect to make payments under the settlement agreement we entered into settling certain respirator liability claims; the timing of expected payments from our reserve for existing and future respirator claims; the amount of any future gain or loss we may record upon the settlement, and the timing of the completion, of certain defined benefit obligations and pension plan terminations; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2020; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements. Importantly, as we cannot predict the duration or scope of the COVID-19 pandemic, the negative impact to our results cannot be estimated. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic.

In addition to factors described elsewhere in this report, other important the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements include: changes in raw material costs; lower than expected demand for our products; changes in environmental requirements in the U.S.; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; unanticipated disruptions or delays in plant operations or development projects; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations or global health matters; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. These other factors and risks are discussed more fully in our 2019 10-K or in our subsequent SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2020 does not differ materially from that discussed under Item 7A of our 2019 10-K.

Item 4.	Controls and Procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, during the quarter certain of our employees began working remotely and certain manufacturing sites began operating with limited personnel on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary of the Company acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction, which is described in our 2019 10-K.

On February 28, 2020, Cabot, with certain members of the Payor Group (which is defined in the 2019 10-K), entered into a settlement agreement resolving a large group of these claims, including claims alleging serious injury, brought by coal workers in Kentucky and West Virginia represented by common legal counsel. Our share of this liability is $65 million. We will pay this liability in two equal installments in Cabot’s third quarter of fiscal 2020 and first quarter of fiscal 2021.

Item 1A.	Risk Factors

There has been no material change in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, with the exception of the addition of the following risk factor:

The COVID-19 pandemic has disrupted our operations and has had and could continue to have a material adverse effect on our business and any future outbreak of a widespread health epidemic could materially and adversely impact our business in the future.

Our business has been and could in the future be materially and adversely affected by the outbreak of a widespread health epidemic. The coronavirus (or COVID-19) pandemic and the associated containment efforts have had a serious adverse impact on the economy and on our business, results of operations and cash flows.  Specifically, the current pandemic has disrupted operations at our key customers within the automotive and tire industries, which has materially reduced demand for our products. In response to this reduced demand for our products, and also to comply with government mandates, we temporarily ceased operations or idled production lines at our facilities and we may be required to do this in the future.  In addition, the current pandemic, or any future global health crisis, could materially affect our ability to adequately staff and maintain our operations, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures and impose other restrictions to mitigate the further spread of disease.  A global health crisis could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities and to provide personal protective equipment for our employees, which could materially adversely affect our operations.  There may also be long-term effects on our customers in and the economies of affected countries.  Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may materially affect our business.  Any of the foregoing within the countries in which we or our customers and suppliers operate could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.  As we cannot predict the duration or scope of the COVID-19 or any pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. In addition, a global health crisis that continues for an extended period of time with an adverse impact on our revenue and overall profitability may lead to an increase in inventory reserves, allowances for doubtful accounts, and valuation allowances on certain of our deferred tax assets or cause us to recognize impairments for certain long-lived assets including goodwill, intangible assets or property, plant and equipment.

In addition to the other information set forth in this report, the other risks disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 should be carefully considered, particularly those describing risks associated with industry capacity utilization, volatility in the price and availability of raw materials, material adverse changes in customer relationships including any failure of a customer to perform its obligations under agreements with us, IT security systems risks, factors affecting our tax rate, and risks associated with worldwide or regional economic conditions, which are heightened due to COVID-19.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2020 - January 31, 2020	—	$—	—	5,264,465
February 1, 2020 - February 29, 2020	190,800	$39.49	190,800	5,073,665
March 1, 2020 - March 31, 2020	50,000	$37.62	50,000	5,023,665
Total	240,800		240,800

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

(2)

Total number of shares purchased does not include 1,010 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 11, 2020	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 11, 2020	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)