Form 10-Q
period 2020-06-30
CABOT CORP
filed 2020-08-10
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,461,543 shares of common stock, $1.00 par value per share, outstanding as of August 4, 2020.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions, except per share amounts)
Net sales and other operating revenues	$518	$845	$1,955	$2,510
Cost of sales	449	675	1,592	1,996
Gross profit	69	170	363	514
Selling and administrative expenses	52	65	230	208
Research and technical expenses	13	16	41	47
Specialty Fluids loss on sale and asset impairment	—	8	1	28
Income (loss) from operations	4	81	91	231
Interest and dividend income	1	2	7	6
Interest expense	(13)	(14)	(41)	(43)
Other income (expense)	(3)	—	(6)	(6)
Income (loss) before income taxes and equity in earnings of affiliated companies	(11)	69	51	188
(Provision) benefit for income taxes	5	(30)	(9)	(43)
Equity in earnings of affiliated companies, net of tax	1	1	2	1
Net income (loss)	(5)	40	44	146
Net income (loss) attributable to noncontrolling interests, net of tax	1	8	10	22
Net income (loss) attributable to Cabot Corporation	$(6)	$32	$34	$124

Weighted-average common shares outstanding:
Basic	56.5	58.2	56.7	59.1
Diluted	56.5	58.4	56.7	59.2

Earnings (loss) per common share:
Basic	$(0.12)	$0.55	$0.59	$2.08
Diluted	$(0.12)	$0.55	$0.59	$2.08

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Net income (loss)	$(5)	$40	$44	$146
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	31	1	(4)	(15)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(3)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	—	1	1	1
Pension and other postretirement benefit liability adjustments, net of tax	1	1	2	23
Other comprehensive income (loss)	31	2	(4)	6
Comprehensive income (loss)	26	42	40	152
Net income (loss) attributable to noncontrolling interests, net of tax	1	8	10	22
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	2	(2)	2	—
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	3	6	12	22
Comprehensive income (loss) attributable to Cabot Corporation	$23	$36	$28	$130

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2020	September 30, 2019
	(In millions)
Current assets:
Cash and cash equivalents	$162	$169
Accounts and notes receivable, net of reserve for doubtful accounts of $2 and $3	362	530
Inventories:
Raw materials	88	107
Finished goods	250	305
Other	55	54
Total inventories	393	466
Prepaid expenses and other current assets	66	45
Total current assets	983	1,210
Property, plant and equipment, net	1,412	1,348
Goodwill	130	90
Equity affiliates	36	39
Intangible assets, net	102	96
Deferred income taxes	181	163
Other assets	175	58
Total assets	$3,019	$3,004

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2020	September 30, 2019
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$13	$33
Accounts payable and accrued liabilities	460	537
Income taxes payable	14	22
Current portion of long-term debt	7	7
Total current liabilities	494	599
Long-term debt	1,164	1,024
Deferred income taxes	41	41
Other liabilities	277	206
Commitments and contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 56,611,504 and 57,250,454 shares
Outstanding: 56,460,448 and 57,080,589 shares	57	57
Less cost of 151,056 and 169,865 shares of common treasury stock	(4)	(5)
Retained earnings	1,277	1,337
Accumulated other comprehensive income (loss)	(400)	(391)
Total Cabot Corporation stockholders' equity	930	998
Noncontrolling interests	113	136
Total stockholders' equity	1,043	1,134
Total liabilities and stockholders' equity	$3,019	$3,004

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2020	2019
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$44	$146
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	117	110
Specialty Fluids loss on sale and asset impairment	—	28
Impairment of investment in equity affiliate	—	11
Deferred tax provision (benefit)	(20)	(20)
Employee benefit plan settlement	—	6
Equity in earnings of affiliated companies	(2)	(1)
Non-cash compensation	5	11
Other non-cash (income) expense	4	(2)
Cash dividends received from equity affiliates	1	2
Changes in assets and liabilities:
Accounts and notes receivable	172	6
Inventories	74	(14)
Prepaid expenses and other assets	(25)	(1)
Accounts payable and accrued liabilities	(68)	(65)
Income taxes payable	(10)	(24)
Other liabilities	(14)	(27)
Cash provided (used) by operating activities	278	166
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(162)	(155)
Proceeds from sale of business, net of cash held in escrow of $— and $5	—	130
Acquisitions of businesses, net of cash acquired of $1 and $—	(92)	(3)
Other	2	(5)
Cash provided (used) by investing activities	(252)	(33)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	29
Repayments under financing arrangements	—	(18)
Proceeds from issuance (repayments) of commercial paper, net	(20)	(176)
Proceeds from long-term debt	444	344
Repayments of long-term debt	(334)	(75)
Repayments of redeemable preferred stock	—	(25)
Purchases of common stock	(44)	(144)
Proceeds from sales of common stock	3	2
Cash dividends paid to noncontrolling interests	(26)	(23)
Cash dividends paid to common stockholders	(60)	(60)
Cash provided (used) by financing activities	(37)	(146)
Effects of exchange rate changes on cash	4	(15)
Increase (decrease) in cash and cash equivalents	(7)	(28)
Cash and cash equivalents at beginning of period	169	175
Cash and cash equivalents at end of period	$162	$147

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2019	57,081	$52	$—	$1,337	$(391)	$998	$136	$1,134
Adoption of accounting standards				3	(3)	—		—
Net income (loss)				41		41	5	46
Total other comprehensive income (loss)					40	40	3	43
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(19)	(19)
Issuance of stock under equity compensation plans	273	—	1			1		1
Amortization of share-based compensation			1			1		1
Purchase and retirement of common stock	(699)	—	(2)	(32)		(34)		(34)
Balance at December 31, 2019	56,655	52	—	1,329	(354)	1,027	125	1,152
Net income (loss)				(1)		(1)	4	3
Total other comprehensive income (loss)					(75)	(75)	(3)	(78)
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(16)	(16)
Issuance of stock under equity compensation plans	30	—	2			2		2
Amortization of share-based compensation			2			2		2
Purchase and retirement of common stock	(241)	—	(4)	(6)		(10)		(10)
Balance at March 31, 2020	56,444	52	—	1,302	(429)	925	110	1,035
Net income (loss)				(6)		(6)	1	(5)
Total other comprehensive income (loss)					29	29	2	31
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Issuance of stock under equity compensation plans	18	1	(1)			—		—
Amortization of share-based compensation			2			2		2
Purchase and retirement of common stock	(2)	—	(1)	1		—		—
Balance at June 30, 2020	56,460	$53	$—	$1,277	$(400)	$930	$113	$1,043

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2018	60,367	$54	$—	$1,417	$(317)	$1,154	$125	$1,279
Net income (loss)				69		69	8	77
Total other comprehensive income (loss)					(3)	(3)	—	(3)
Cash dividends paid:
Common stock, $0.33 per share				(20)		(20)		(20)
Issuance of stock under equity compensation plans	344	—	—			—		—
Amortization of share-based compensation			5			5		5
Purchase and retirement of common stock	(1,201)	(1)	(5)	(56)		(62)		(62)
Balance at December 31, 2018	59,510	53	—	1,410	(320)	1,143	133	1,276
Net income (loss)				23		23	6	29
Total other comprehensive income (loss)					5	5	2	7
Cash dividends paid:
Common stock, $0.33 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests						—	(13)	(13)
Issuance of stock under equity compensation plans	41	1	—			1		1
Amortization of share-based compensation			2			2		2
Purchase and retirement of common stock	(1,101)	(2)	(2)	(46)		(50)		(50)
Balance at March 31, 2019	58,450	52	—	1,367	(315)	1,104	128	1,232
Net income (loss)				32		32	8	40
Total other comprehensive income (loss)					4	4	(2)	2
Cash dividends paid:
Common stock, $0.33 per share				(20)		(20)	—	(20)
Issuance of stock under equity compensation plans	56	—	—			—		—
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(747)	—	(4)	(28)		(32)		(32)
Balance at June 30, 2019	57,759	$52	$—	$1,351	$(311)	$1,092	$134	$1,226

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2020 and 2019. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Effective October 1, 2019, the Company adopted the accounting standard for leases issued by the Financial Accounting Standards Board (“FASB”) in February 2016.

As discussed in Note C, effective April 1, 2020, the Company acquired Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), a leading carbon nanotube producer. The results of operations, and cash flows, of SUSN are included in the Company’s consolidated financial statements from the date of acquisition.

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

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of August 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds and specialty carbons product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of June 30, 2020.

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

In March 2020, the FASB issued a new standard on Reference Rate Reform, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on its consolidated financial statements.

C. Acquisitions and Divestitures

Acquisitions

NSCC Carbon (Jiangsu) Co. Ltd

In September 2018, the Company acquired NSCC Carbon (Jiangsu) Co. Ltd, a carbon black manufacturing facility in Pizhou, Jiangsu Province, China for a purchase price of $8 million, subject to certain conditions. The purchase price conditions were satisfied in September 2019 and the purchase price was paid in the first quarter of fiscal 2020. The Company has commenced plans to modify this facility to produce specialty carbons and therefore the plant is temporarily mothballed. The modifications are expected to be completed, and production is expected to commence, in 2022. Transition-related costs associated with this acquisition were $1 million and $2 million for the three and nine months ended June 30, 2020, respectively, and $1 million and $4 million for the three and nine months ended June 30, 2019, respectively.

Shenzhen Sanshun Nano New Materials Co., Ltd

On April 1, 2020, the Company purchased Shenzhen Sanshun Nano New Materials Co., Ltd (SUSN), a leading carbon nanotube producer, for an estimated purchase price of $100 million, consisting of: (i) cash consideration of $84 million, net of $1 million acquired (ii) contingent consideration of $3 million to be paid over the two-year period ending March 31, 2022 upon the satisfaction of certain milestones, and (iii) the assumed debt of $13 million. The debt the Company assumed in the transaction was repaid in June 2020. The operating results of SUSN were included in the results of the Company's Performance Chemicals segment beginning in the third quarter of fiscal 2020, and totaled approximately $6 million of revenue in the quarter.

The Company incurred acquisition and integration costs of $2 million through June 30, 2020 associated with the transaction, which are included in Selling and administrative expenses and Cost of Sales in the Consolidated Statements of Operations.

The provisional allocation of the purchase price set forth below was based on estimates of the fair value of assets acquired and liabilities assumed as of April 1, 2020.

(In millions)
Assets
Cash	$1
Accounts Receivable	8
Inventories	4
Prepaid expenses and other current assets	2
Property, plant and equipment	38
Intangible assets	15
Goodwill	45
Deferred tax asset	1
Other assets	2
Total assets acquired	116

Liabilities
Accounts payable and accrued liabilities	(12)
Income taxes payable	(2)
Long-term debt	(13)
Other liabilities	(4)

Total liabilities assumed	(31)

Cash consideration paid	$85

As part of the purchase price allocation, the Company determined the separately identifiable intangible assets are comprised of developed technologies of $9 million, which will be amortized over 10 years, customer relationships of $4 million, which will be amortized over 20 years, and trademarks of $2 million, which will be amortized over 10 years. The Company estimated the fair values of the identifiable acquisition-related intangible assets based on projections of cash flows that will arise from those assets. The projected cash flows were discounted to determine the fair value of the assets at the date of acquisition. The determination of the fair value of the intangible assets acquired required the use of judgment with regard to assumptions in the discounted cash flow model used and determination of the useful lives of the developed technologies, customer relationships and trademarks.

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

D. Employee Benefit Plans

Net periodic defined benefit pension costs include the following:

	Three Months Ended June 30
	2020		2019
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$1	$1	$2
Interest cost	1	1	1	1
Expected return on plan assets	(1)	(2)	(2)	(2)
Amortization of prior service costs (credit)	—	—	—	2
Amortization of actual loss	—	1	—	1
Net periodic benefit (credit) cost	$—	$1	$—	$4

	Nine Months Ended June 30
	2020		2019
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$4	$1	$5
Interest cost	3	3	4	4
Expected return on plan assets	(3)	(7)	(7)	(8)
Amortization of prior service cost (credit)	—	—	—	2
Amortization of actuarial loss	—	2	—	2
Settlement and curtailment gain	—	—	—	(6)
Net periodic benefit (credit) cost	$1	$2	$(2)	$(1)

Other postretirement benefit costs were less than $1 million and $1 million for the three and nine months ended June 30, 2020, respectively. Other postretirement benefit gains were less than $1 million for both the three and nine months ended June 30, 2019.

U.S. Cash Balance Plan Termination

In fiscal 2019, the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. pension plan. The Company commenced the U.S. plan termination process during the third quarter of fiscal 2019 and expects to complete the transfer of the U.S. plan’s assets to participants by the end of calendar year 2020. The pension liability will be settled through a combination of lump-sum payments and purchased annuities. Upon settlement of the benefit liabilities accrued in the plan, the Company will recognize a loss associated with the release of approximately $13 million from AOCI in the Consolidated Balance Sheet to Other income (expense) in the Consolidated Statement of Operations and will also recognize in Other income (expense) any additional gain or loss between the fair value of plan assets and the benefit plan liability on the date of settlement.

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

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine month period ended June 30, 2020 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2019	$50	$40	$90
Goodwill acquired(1)	—	45	45
Foreign currency impact	(5)	—	(5)
Balance at June 30, 2020	$45	$85	$130

(1)            Consists of goodwill acquired in the acquisition of SUSN as described in Note C.

The following table provides information regarding the Company’s intangible assets:

	June 30, 2020			September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$58	$(7)	$51	$50	$(5)	$45
Trademarks	11	(1)	10	8	—	8
Customer relationships	54	(13)	41	57	(14)	43
Total intangible assets(1)	$123	$(21)	$102	$115	$(19)	$96

(1)            Total intangible assets as of June 30, 2020 includes $15 million of intangible assets from the acquisition of SUSN as described in Note C and an unfavorable impact of foreign currency translation of $4 million.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately eighteen years. Amortization expense for the three months ended June 30, 2020 and 2019 was $2 million and $1 million, respectively, and for the nine months ended June 30, 2020 and 2019 was $5 million and $4 million, respectively.  Amortization expense is included in Cost of sales, Selling and administrative expenses, and Research and technical expenses in the Consolidated Statements of Operations.  Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Unrealized Gains on Investments	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2019, attributable to Cabot Corporation	$(338)	$1	$(54)	$(391)
Other comprehensive income (loss) before reclassifications	43	—	—	43
Amounts reclassified from AOCI	(1)	—	1	—
Adoption of accounting standards	(3)	(1)	1	(3)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	—	3
Balance at December 31, 2019, attributable to Cabot Corporation	(302)	—	(52)	(354)
Other comprehensive income (loss) before reclassifications	(78)	—	—	(78)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(3)	—	—	(3)
Balance at March 31, 2020, attributable to Cabot Corporation	(377)	—	(52)	(429)
Other comprehensive income (loss) before reclassifications	31	—	(1)	30
Amounts reclassified from AOCI	(1)	—	2	1
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	—	2
Balance at June 30, 2020, attributable to Cabot Corporation	$(349)	$—	$(51)	$(400)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in the three and nine months ended June 30, 2020 and 2019 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2020	2019	2020	2019
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(2)	$(1)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	—	—	1	1
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost - see Note D for details	2	2	3	2
Settlement and curtailment gain	Net Periodic Benefit Cost - see Note D for details	—	—	—	(6)
Total before tax		—	1	—	(7)
Tax impact	Provision (benefit) for income taxes	1	1	1	(2)
Total after tax		$1	$2	$1	$(9)

G. Commitments and Contingencies

Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2019 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2019 10-K, the “Payor Group”).

 On February 28, 2020, Cabot, with certain members of the Payor Group, entered into a settlement agreement resolving a large group of claims, including claims alleging serious injury, brought by coal workers in Kentucky and West Virginia represented by common legal counsel. The Company’s share of this liability is $65.2 million, and during the second quarter of fiscal 2020, Cabot recorded a charge of $50 million for this settlement, which was included in Selling and administrative expenses in the Consolidated Statements of Operations.  The Company paid $32.6 million of the settlement during the third quarter of fiscal 2020 and the remaining $32.6 million, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of June 30, 2020, will be paid in the first quarter of fiscal 2021.

In addition to the February 2020 settlement, Cabot has a reserve to cover its expected share of liabilities for existing and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve was $21 million and $35 million as of June 30, 2020 and September 30, 2019, respectively. The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time, including the nature of the remaining claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, the actual amount of liabilities related to these claims could be different from Cabot’s reserve.

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

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and nineteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. The Company’s land leases have remaining lease terms up to seventy years.

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

The components of the Company’s lease costs were as follows:

	Three Months Ended June 30	Nine Months Ended June 30
	2020	2020
	(In millions)
Operating lease cost	$7	$24
Finance lease cost	2	4
Total lease cost	$9	$28

For the three and nine months ended June 30, 2020, short-term lease costs were $1 million and $5 million, respectively. For both the three and nine months ended June 30, 2020, variable lease costs were less than $1 million.

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended June 30	Nine Months Ended June 30
	2020	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$19
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	1	2
Right-of-use assets obtained in exchange for new operating lease liabilities	$8	$13
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$23

Supplemental balance sheet information related to the Company’s leases was as follows:

Description	Balance Sheet Classification	June 30, 2020
		(In millions)
Lease ROU assets:
Operating	Other assets	$102
Finance	Net property, plant and equipment	45
Total lease ROU assets		$147

Lease liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$17
Finance	Current portion of long-term debt	3
Long-term:
Operating	Other liabilities	91
Finance	Long-term debt	28
Total lease liabilities		$139

The following table presents the weighted-average remaining lease term and discount rates for the Company’s leases as of June 30, 2020:

Description	June 30, 2020
Weighted-average remaining lease term (years):
Operating leases	16
Finance leases	12
Weighted-average discount rate:
Operating leases	2.21%
Finance leases	4.44%

Future minimum lease payments under non-cancelable operating and finance leases as of June 30, 2020 were as follows:

Years Ended September 30	Operating leases	Finance leases
	(In millions)
Remainder of fiscal 2020	$6	$1
2021	16	5
2022	12	4
2023	10	4
2024	10	4
2025 and thereafter	75	25
Total lease payments	129	43
Less: imputed interest	21	12
Total	$108	$31

The Company’s future minimum lease payments under noncancelable leases as of September 30, 2019 were as follows:

Years Ended September 30	Operating leases	Capital leases
	(In millions)
2020	$23	$3
2021	14	3
2022	9	3
2023	9	3
2024	8	2
2025 and thereafter	68	7
Total lease payments	131	21
Less: imputed interest	—	9
Total	$131	$12

I. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(Dollars in millions)
(Provision) benefit for income taxes	$5	$(30)	$(9)	$(43)
Effective tax rate	51%	43%	17%	23%

For the three and nine months ended June 30, 2020, the (Provision) benefit for income taxes included a net discrete tax benefit of $2 million and $14 million, respectively. The $14 million was comprised of $8 million related to changes in uncertain tax positions and $6 million related to the impacts of Switzerland tax reform legislation. For the three and nine months ended June 30, 2019, the (Provision) benefit for income taxes included a net discrete tax expense of $13 million and a net discrete tax benefit of $11 million, respectively. Of these amounts, a net tax expense of $17 million and a nil amount, respectively, are related to U.S. tax reform legislation.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2019 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2003 through 2019 remain subject to examination by their respective tax authorities. As of June 30, 2020, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, Switzerland and the Netherlands.

During the three and nine months ended June 30, 2020, Cabot released uncertain tax positions of $3 million and $11 million, respectively, due to audit settlements and the expiration of statutes of limitations in various jurisdictions. During the three and nine months ended June 30, 2019, Cabot released uncertain tax positions of $1 million and $9 million, respectively, due to audit settlements and the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$(6)	$32	$34	$124
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Earnings (loss) allocated to common shareholders (numerator)	$(6)	$32	$34	$124

Weighted average common shares and participating securities outstanding	57.2	59.0	57.4	59.9
Less: Participating securities(1)	0.7	0.8	0.7	0.8
Adjusted weighted average common shares (denominator)	56.5	58.2	56.7	59.1

Earnings (loss) per common share - basic:	$(0.12)	$0.55	$0.59	$2.08

Diluted EPS:
Earnings (loss) allocated to common shareholders	$(6)	$32	$34	$124
Plus: Earnings allocated to participating securities	—	—	—	1
Less: Adjusted earnings allocated to participating securities(2)	—	—	—	1
Earnings (loss) allocated to common shareholders (numerator)	$(6)	$32	$34	$124

Adjusted weighted average common shares outstanding	56.5	58.2	56.7	59.1
Effect of dilutive securities:
Common shares issuable(3)	—	0.2	—	0.1
Adjusted weighted average common shares (denominator)	56.5	58.4	56.7	59.2

Earnings (loss) per common share - diluted:	$(0.12)	$0.55	$0.59	$2.08

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$(6)	$32	$34	$124
Less: Dividends declared on common stock	20	20	60	60
Less: Dividends declared on participating securities	—	—	—	—
Undistributed earnings (loss)	$(26)	$12	$(26)	$64

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$(26)	$12	$(26)	$64
Undistributed earnings allocated to participating shareholders	—	—	—	—
Undistributed earnings (loss)	$(26)	$12	$(26)	$64

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the nine months ended June 30, 2020, 1,223,055 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three months ended June 30, 2020, incremental shares of common stock that were excluded from the calculation of diluted earnings per share because these would have been antidilutive due to the Company’s net loss position were 1,853,427 shares, which also includes shares that are considered participating securities as described in (1) above. For the three and nine months ended June 30, 2019, 983,081 and 945,246 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

K. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and nine months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Cost of sales	$—	$2	$5	$7
Selling and administrative expenses	3	2	11	8
Total	$3	$4	$16	$15

Details of all restructuring activities and the related reserves during the three and nine months ended June 30, 2020 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Accelerated Depreciation and Idle Asset Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2019	$3	$4	$—	$—	$7
Charges (gain)	7	—	—	1	8
Cash paid	(2)	—	—	(1)	(3)
Reserve at December 31, 2019	8	4	—	—	12
Charges (gain)	3	—	1	1	5
Costs charged against assets / (liabilities)	—	—	(1)	—	(1)
Cash paid	(5)	—	—	(1)	(6)
Reserve at March 31, 2020	6	4	—	—	10
Charges (gain)	1	—	—	2	3
Cash paid	(2)	—	—	(2)	(4)
Reserve at June 30, 2020	$5	$4	$—	$—	$9

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

2020 Reorganization

During the first nine months of fiscal 2020, the Company initiated several actions that it believes will enable the Company to perform certain activities more cost-effectively. These actions primarily consist of the reorganization of Cabot’s leadership structure, the creation of a Global Business Services function and other operational efficiency initiatives. As part of the creation of the Global Business Services function, certain business service activities performed at Cabot’s North American business service center are being consolidated into the Company’s European business service center. During the three and nine months ended June 30, 2020, the Company recorded charges of $3 million and $15 million, respectively, for these actions, primarily related to severance costs. The Company expects to record additional restructuring charges, primarily related to site demolition and clearing costs associated with the Company’s other operational efficiency initiatives, of approximately $1 million in fiscal 2020 and $5 million thereafter. Cabot paid approximately $3 million and $10 million related to these activities in the three and nine months ended June 30, 2020, respectively, and expects to pay approximately $3 million in the remainder of fiscal 2020 and $7 million thereafter. As of June 30, 2020, Cabot had $5 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

Purification Solutions Transformation Plan

In December 2018, the Company initiated a transformation plan to improve the long-term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. The Company expects to record total charges of $10 million related to this plan, of which approximately $9 million was recorded in fiscal 2019, comprised of severance, employee benefits and professional service fees. The Company recorded nominal charges in the three months ended June 30, 2020 and $1 million of charges in the nine months ended June 30, 2020. The Company recorded charges of less than $1 million and $9 million in the three and nine months ended June 30, 2019, respectively. The Company expects to record nominal charges in the future related to this plan. Cabot paid approximately $9 million related to these activities through June 30, 2020, $8 million of which was paid in fiscal 2019, and expects to pay $1 million in the remainder of fiscal 2020. As of June 30, 2020, Cabot had less than $1 million of accrued severance and other employee benefit charges in the Consolidated Balance Sheets related to these actions.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2020 or 2019.

At June 30, 2020 and September 30, 2019, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2020, the fair value of these derivatives was a net asset of $10 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. At September 30, 2019, the fair value of these derivatives was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At June 30, 2020 and September 30, 2019, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $10 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2020 and September 30, 2019, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.15 billion and $1.27 billion, respectively, as of June 30, 2020, and $1.03 billion and $1.10 billion, respectively, as of September 30, 2019. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of June 30, 2020 and September 30, 2019 to manage foreign currency risk.

Notional Amount
Description	Borrowing	June 30, 2020	September 30, 2019	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 32 million	USD 54 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated in the Canadian dollar, Indonesian rupiah and Czech koruna.

Accounting for Derivative Instruments and Hedging Activities

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of June 30, 2020, the fair value of these swaps was a net asset of $10 million and was included in Prepaid expenses and other current assets and Other assets and the cumulative gain of $13 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2019, the fair value of these swaps was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets and the cumulative gain of $5 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended June 30
	2020	2019	2020	2019	2020	2019
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$1	$(1)	$(2)	$(1)	$—	$—

	Nine Months Ended June 30
	2020	2019	2020	2019	2020	2019
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$11	$12	$(4)	$(4)	$1	$1

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

At both June 30, 2020 and September 30, 2019, the fair value of derivative instruments not designated as hedges were nominal, and these instruments were presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and nine months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Performance Additives	$151	$172	$489	$518
Formulated Solutions	69	79	218	218
Total Performance Chemicals	$220	$251	$707	$736

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids(1)	Segment Total	Unallocated and Other(2)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2020
Revenues from external customers(3)	$197	$220	$63	$—	$480	$38	$518
Income (loss) before income taxes(4)	$(5)	$21	$2	$—	$18	$(29)	$(11)

Three Months Ended June 30, 2019
Revenues from external customers(3)	$461	$251	$73	$13	$798	$47	$845
Income (loss) before income taxes(4)	$72	$37	$1	$2	$112	$(43)	$69

Nine Months Ended June 30, 2020
Revenues from external customers(3)	$931	$707	$186	$—	$1,824	$131	$1,955
Income (loss) before income taxes(4)	$103	$93	$3	$—	$199	$(148)	$51

Nine Months Ended June 30, 2019
Revenues from external customers(3)	$1,363	$736	$210	$56	$2,365	$145	$2,510
Income (loss) before income taxes(4)	$195	$111	$(1)	$24	$329	$(141)	$188

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

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$4	$(3)	$2	$(9)
Shipping and handling fees	22	32	83	96
By-product sales	12	18	46	58
Total	$38	$47	$131	$145

(4)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Interest expense	$(13)	$(14)	$(41)	$(43)
Certain items(a)
Legal and environmental matters and reserves	(1)	—	(51)	(1)
Global restructuring activities (Note K)	(3)	(4)	(16)	(15)
Employee benefit plan settlements	(2)	—	(5)	3
Acquisition and integration-related charges	(1)	(1)	(3)	(5)
Indirect tax settlement credits	—	—	3	—
Specialty Fluids loss on sale and asset impairment charge (Note C)	—	(8)	(1)	(28)
Equity affiliate investment impairment charge	—	—	—	(11)
Other	—	(1)	(1)	(4)
Total certain items, pre-tax	(7)	(14)	(74)	(61)
Unallocated corporate costs(b)	(10)	(14)	(32)	(39)
General unallocated income (expense)(c)	2	—	1	3
Less: Equity in earnings of affiliated companies, net of tax(d)	1	1	2	1
Total	$(29)	$(43)	$(148)	$(141)

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

	Three Months Ended June 30, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$59	$54	$28	$141
Asia Pacific	106	98	8	212
Europe, Middle East and Africa	32	68	27	127
Segment revenues from external customers	197	220	63	480
Unallocated and other				38
Net sales and other operating revenues				$518

	Three Months Ended June 30, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$179	$69	$33	$2	$283
Asia Pacific	191	93	10	—	294
Europe, Middle East and Africa	91	89	30	11	221
Segment revenues from external customers	461	251	73	13	798
Unallocated and other					47
Net sales and other operating revenues					$845

	Nine Months Ended June 30, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$354	$206	$83	$643
Asia Pacific	398	271	26	695
Europe, Middle East and Africa	179	230	77	486
Segment revenues from external customers	931	707	186	1,824
Unallocated and other				131
Net sales and other operating revenues				$1,955

	Nine Months Ended June 30, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$515	$222	$93	$6	$836
Asia Pacific	573	253	26	1	853
Europe, Middle East and Africa	275	261	91	49	676
Segment revenues from external customers	1,363	736	210	56	2,365
Unallocated and other					145
Net sales and other operating revenues					$2,510

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies have not substantially changed from those described in the 2019 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B of our Notes to the Consolidated Financial Statements.

Results of Operations

Cabot was organized into four reportable business segments through June 28, 2019: Reinforcement Materials, Performance Chemicals, Purification Solutions and Specialty Fluids. The Specialty Fluids business was divested as of June 28, 2019 and since that time Cabot has been organized into the three remaining reportable business segments. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. The discussion of our results of operations for the periods presented reflect these structures.

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

Our discussion under the heading “(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion and reconciliation of our “effective tax rate” and our “operating tax rate” for the periods presented, as well as management’s projection of our operating tax rate range for the full fiscal year. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: (i) unusual or infrequent items, such as a significant release or establishment of a valuation allowance, (ii) items related to uncertain tax positions, such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and (iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. When the tax impact of a certain item is also a discrete tax item, it is classified as a certain item for our definition of operating tax rate. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Third Quarter and First Nine Months of Fiscal 2020 versus Third Quarter and First Nine Months of Fiscal 2019—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Third quarter of Fiscal 2020 versus Third quarter of Fiscal 2019—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we exclude from Total segment EBIT but that are included in our GAAP Income (loss) before income taxes and equity in earnings of affiliated companies, as applicable in a particular reporting period, include, but are not limited to, the following:

•	Asset impairment charges, which primarily include charges associated with an impairment of goodwill or other long-lived assets.
•	Inventory reserve adjustment, which generally result from an evaluation performed as part of an impairment analysis.
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

Overview

During the third quarter of fiscal 2020, Income (loss) before income taxes and equity in earnings of affiliated companies decreased compared to the third quarter of fiscal 2019. The decrease primarily reflects the decrease in Total Segment EBIT of $94 million. Total Segment EBIT in the third quarter of fiscal 2019 included $2 million related to our Specialty Fluids business, which we divested in the third quarter of fiscal 2019. Excluding the impact from the divestiture of our Specialty Fluids business, Total Segment EBIT decreased $92 million driven by lower volumes in all segments and lower margins in Reinforcement Materials and Performance Chemicals, partially offset by lower fixed costs due to cost reduction activities.

COVID-19 Impact and Outlook

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern.  On March 11, 2020, the WHO characterized COVID-19 as a global pandemic, due to the continued increase in the number of cases and affected countries. In an effort to contain COVID-19 or slow its spread, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents in their places of residence, and practice social distancing when engaging in essential activities. The coronavirus pandemic and the associated containment efforts have had a serious adverse impact on the economy, the severity and duration of which are uncertain.  Government stabilization efforts will only partially mitigate the consequences.

The coronavirus pandemic has adversely affected and is expected to continue to adversely affect, our business, results of operations and cash flows. While most of our facilities have remained open given the “essential” status of many of our end-markets, such as infrastructure, agriculture and pharmaceutical production, we have operated at low production and utilization rates beginning late in the second fiscal quarter due to declined demand from the halt of customer operations within the tire and automotive sectors. Beginning during our second fiscal quarter, as the virus spread in China, we experienced volume declines principally in our Reinforcement Materials segment as operations at many of our customers’ plants in China were completely or partially curtailed. As the COVID-19 pandemic began to further spread around the globe, on the recommendation or mandate of public health officials, a number of our key customers, notably most automotive and tire manufacturers in the Americas and Europe, temporarily closed their manufacturing operations beginning in March 2020. As a result, in the third fiscal quarter, we experienced further volume declines in our Reinforcement Materials segment as well as volume declines and weaker product mix in our Performance Chemicals and Purification Solutions segments.  In the third quarter, we also operated at significantly lower manufacturing levels at many of our plants and temporarily suspended operations or idled production lines at certain facilities to comply with government mandates to cease operations. Beginning at the end of March, the domestic automotive and tire end-markets in China began to restart operations, and in the months of May and June 2020, our major tire customers in the Americas and Europe slowly restarted their operations although, at lower than normal operating rates.  Along with these improvements, volumes in our Reinforcement Materials segment improved from May to June, and continued to improve in July.  Based on volumes to date in the fourth quarter, we expect improved results in our Reinforcement Materials segment for the quarter, as well as improved production and utilization rates, although not to normal levels.  We also expect volumes in our Performance Chemicals segment to improve modestly in the fourth fiscal quarter from those in the third fiscal quarter. Despite certain indications that demand for our products is improving from the low demand levels we experienced in our third fiscal quarter, because the duration and scope of the COVID-19 pandemic continue to be uncertain we are unable to predict with certainty the speed and shape of a recovery to more normal customer demand levels for our products or more normal manufacturing operating levels at our facilities.

To date, the coronavirus pandemic has not affected our ability to adequately staff and maintain our operations and we have been able to continue to supply our customers around the globe. However, a prolonged duration of the pandemic could materially impair our ability to do so in the future. This is, particularly the case as the spread of the virus increases in certain geographies and with the possibility that government authorities may impose further mandatory closures, extend work-from-home orders and social distancing protocols, and seek voluntary facility closures and impose other restrictions to mitigate the further spread of the virus. Further, because we reduced inventory to respond to an unusually low customer demand environment, a prolonged duration of any future interruption in our manufacturing operations could impair our ability to meet customer demand in the future.

We took a number of actions during the third fiscal quarter to mitigate the impact of the coronavirus on our cash flow and results of operations and financial condition.  While manufacturing operations were curtailed, we managed inventory levels, and reduced our manufacturing costs. We also reduced discretionary spending and net working capital with lower raw material costs and reductions in our accounts receivable and inventories.  While our liquidity position remains strong, effective June 8, 2020, we amended our revolving credit agreements to temporarily increase the maximum leverage ratio permitted under those agreements to provide incremental headroom in light of the uncertainty in demand due to the coronavirus pandemic, as described in detail below under the heading “Cash Flow and Liquidity”. In addition, we have reduced our planned capital expenditures in fiscal 2020 to approximately $200 million, prioritizing growth projects in our Performance Additives business as well as necessary sustaining and compliance projects.  We also suspended our share repurchases and do not anticipate repurchasing shares for the remainder of the fiscal year.

We expect COVID-19 to continue to have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory reserves, allowances for doubtful accounts, and valuation allowances on certain of our deferred tax assets. Additionally, if the business impacts of the COVID-19 pandemic carry on for an extended period, it could cause us to recognize impairments for certain long-lived assets including goodwill, intangible assets or property, plant and equipment.

Third quarter of Fiscal 2020 versus Third quarter of Fiscal 2019—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Net sales and other operating revenues	$518	$845	$1,955	$2,510
Gross profit	$69	$170	$363	$514

Net sales in the third quarter of fiscal 2020 decreased by $327 million compared to the third quarter of fiscal 2019. The third quarter of fiscal 2019 included $13 million of revenue for our Specialty Fluids business. The remaining $314 million decline in net sales was primarily driven by lower volumes ($221 million), a less favorable price and product mix (combined $65 million), and the unfavorable impact from foreign currency translation ($18 million). The lower volumes were driven by our Reinforcement Materials segment due to weaker demand related to declines in automotive and tire production resulting from the impact of the COVID-19 pandemic. Declines in automotive production also adversely impacted volumes in Specialty Carbons. The less favorable price and product mix was due to lower prices from lower feedstock costs that are passed through to our customers in the Reinforcement Materials segment and unfavorable product mix in the Performance Chemicals segment due to more competitive pricing and weaker product mix in the fumed metal oxides product line in China and Europe and the less favorable product mix in the specialty carbons product line from lower demand in automotive applications.

Net sales in the first nine months of fiscal 2020 declined by $555 million compared to the first nine months of fiscal 2019. The first nine months of fiscal 2019 included $56 million of revenue for our Specialty Fluids business. The remaining $499 million decline in net sales was driven by lower volumes primarily in Reinforcement Materials and Purification Solutions ($285 million), a less favorable price and product mix (combined $162 million), and the unfavorable impact from foreign currency translation ($38 million). The less favorable price and product mix was due to lower prices in Reinforcement Materials due to the pass through of lower feedstock costs and a weaker product mix in the Performance Chemicals segment due to the more competitive pricing and weaker product mix in the fumed metal oxides product line in China and Europe and the less favorable product mix in our specialty carbons product line from lower demand in automotive applications. The lower volumes were driven by our Reinforcement Materials segment due to weak automotive and tire demand and the impact of the COVID-19 pandemic on demand. The lower volumes in the Purification Solutions segment was due to lower sales in mercury removal and other industrial gas and air applications, due to historically low natural gas prices, and lower demand for automotive applications related to impacts from COVID-19.

Gross profit decreased by $101 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Excluding the impact of the divestiture of our Specialty Fluids business, the gross profit decline was primarily due to lower volumes from Reinforcement Materials due to declining demand from weaker automotive and tire production related to the impacts of the COVID-19 pandemic on demand. Gross profit decreased by $151 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Excluding the impact of the divestiture of our Specialty Fluids business, the gross profit decline was primarily due to lower volumes in Reinforcement Materials and Purification Solutions and lower unit margins in the Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Selling and administrative expenses	$52	$65	$230	$208

Selling and administrative expenses decreased by $13 million in the third quarter of fiscal 2020 compared to the same period of fiscal 2019, primarily due to a decrease in the accrual for incentive compensation and other cost reduction activities in the current fiscal year. Selling and administrative expense increased by $22 million in the first nine months of fiscal 2020 compared to the same period of fiscal 2019, primarily due to the $50 million charge related to a legal settlement recorded during the second quarter of fiscal 2020, partially offset by a decrease in the accrual for incentive compensation and other cost reduction activities in the current fiscal year.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Research and technical expenses	$13	$16	$41	$47

Research and technical expenses decreased by $3 million and $6 million in the third quarter and the first nine months of fiscal 2020, respectively, compared to the same periods of fiscal 2019, due to cost reduction activities in the current fiscal year.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Interest and dividend income	$1	$2	$7	$6
Interest expense	$(13)	$(14)	$(41)	$(43)
Other income (expense)	$(3)	$—	$(6)	$(6)

Interest and dividend income decreased $1 million in the third quarter of fiscal 2020 compared to the same period of fiscal 2019, primarily due to lower interest rates. For the nine months ended June 30, 2020, Interest and dividend income increased $1 million primarily due to interest earned from higher interest rates on cash deposits in South America.

Interest expense decreased $1 million in the third quarter of fiscal 2020 compared to the same period of fiscal 2019 primarily due to lower interest rates. For the nine months ended June 30, 2020, interest expense decreased $2 million as compared to the same period of fiscal 2019, primarily due to lower average debt balances.

Other income (expense) changed by $3 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, primarily due to the unfavorable impact of foreign currency translation. Other income (expense) remained consistent in the first nine months of fiscal 2020 compared to the same period of fiscal 2019.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(Dollars in millions)
(Provision) benefit for income taxes	$5	$(30)	$(9)	$(43)

Effective tax rate	51%	43%	17%	23%
Impact of discrete tax items(1):
Unusual or infrequent items	—%	(22)%	11%	3%
Items related to uncertain tax positions	(27)%	—%	16%	2%
Other discrete tax items	11%	4%	3%	—%
Impact of certain items	(6)%	(2)%	(18)%	(5)%
Operating tax rate	29%	23%	29%	23%

(1)

For the three and nine months ended June 30, 2020, the impact of discrete tax items included a net discrete tax benefit of $2 million and $15 million, respectively. For the three and nine months ended June 30, 2019, the impact of discrete tax items included a net discrete tax expense of $14 million and a net discrete tax benefit of $10 million, respectively. The nature of the discrete tax items for the periods ended June 30, 2020 and 2019 were as follows:

(a)

Unusual or infrequent items during the three and nine months ended June 30, 2020 consisted of the net tax impact of Switzerland tax reform legislation (net tax benefit of a nil amount and $6 million). Unusual or infrequent items during the three and nine months ended June 30, 2019 consisted of the net tax impacts of the Tax Cuts and Jobs Act of 2017 (net tax expense of $17 million and a nil amount), changes in valuation allowances on beginning of year tax balances, excludible foreign exchange gains and losses in certain jurisdictions, impacts related to stock compensation deductions, and the tax impacts of a pension settlement;

(b)

Items related to uncertain tax positions during the three and nine months ended June 30, 2020 and 2019 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations, the accrual of interest on uncertain tax positions, the accrual of an uncertain tax position (fiscal 2020 only) and the settlement of tax audits;

(c)

Other discrete tax items during the three and nine months ended June 30, 2020 and 2019 included net tax impacts as a result of changes in non-U.S. tax laws, return to provision adjustments related to tax return filings, and other items.

For fiscal year 2020, the Operating tax rate is expected to be in the range of 29% to 30%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

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

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$1	$2	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$1	$8	$10	$22

Equity in earnings of affiliated companies, net of tax, remained consistent in the third quarter of fiscal 2020 compared to the same period of fiscal 2019. Equity in earnings of affiliated companies, net of tax, increased by $1 million in the first nine months of fiscal 2020 compared to the same period of fiscal 2019. The $2 million of income in the first nine months of fiscal 2020 relates to income from our equity affiliates in India and Mexico. In fiscal 2019, this income was consistent with fiscal 2020, but also included losses from our equity affiliate in Venezuela, which has since been impaired.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $7 million in the third quarter of fiscal 2020 and $12 million in the first nine months of fiscal 2020 compared to the same periods of fiscal 2019, primarily due to the lower profitability from our joint ventures in China and Czech Republic.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2020, we reported net income (loss) attributable to Cabot Corporation of $(6) million and $34 million or $(0.12) and $0.59 per diluted common share, respectively. This compares to net income (loss) attributable to Cabot Corporation of $32 million and $124 million, or $0.55 and $2.08 per diluted common share, respectively, in the third quarter and first nine months of fiscal 2019. The net loss in the third quarter of fiscal 2020 is primarily due to lower Segment EBIT due to the impact of the COVID-19 pandemic on demand. The lower net income in the first nine months of fiscal 2020 is primarily due to lower Segment EBIT due to the impact of the COVID-19 pandemic on demand and a $50 million charge related to a legal settlement recorded in the second quarter of fiscal 2020.

The net income (loss) attributable to Cabot Corporation for the third quarter and first nine months of fiscal 2019 includes impairment charges associated with our divested Specialty Fluids business which did not recur in fiscal 2020.

Third quarter of Fiscal 2020 versus Third quarter of Fiscal 2019—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and nine months ended June 30, 2020 and 2019 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our Notes to the Consolidated Financial Statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$(11)	$69	$51	$188
Less: Certain items	(7)	(14)	(74)	(61)
Less: Other unallocated items	(22)	(29)	(74)	(80)
Total segment EBIT	$18	$112	$199	$329

In the third quarter of fiscal 2020, Income (loss) before income taxes and equity in earnings of affiliated companies decreased by $80 million and Total segment EBIT decreased by $94 million. Included in the third quarter of fiscal 2019 is $2 million of EBIT related to our Specialty Fluids business, which we divested in the third quarter of fiscal 2019. Excluding the Specialty Fluids impact, Total Segment EBIT decreased $92 million. The decrease in Total segment EBIT is driven by lower volumes in each of our three segments and lower margins in Reinforcement Materials and Performance Chemicals, partially offset by lower fixed costs. Lower volumes in Reinforcement Materials ($75 million) were primarily due to weaker automotive and tire demand and lower volumes in Performance Chemicals ($7 million) were primarily due to weaker automotive demand, in each case related to the impacts from the COVID-19 pandemic. Lower volumes in Purification Solutions ($8 million) were due to weaker demand in mercury removal applications and the impact of the COVID-19 pandemic on the demand for automotive applications. Lower margins in Reinforcement Materials ($17 million) were primarily due to the rapid decline of global feedstock costs, which resulted in a temporary pricing and cost mismatch, and regional mix, partially offset by lower raw material costs. Lower margins in Performance Chemicals ($9 million) were primarily due to lower pricing in our fumed metal oxides product line and a less favorable product mix in our specialty carbons product line. Lower fixed costs ($32 million) were driven by lower production volumes and other cost reduction actions.

In the first nine months of fiscal 2020, Income (loss) before income taxes and equity in earnings of affiliated companies decreased $137 million and total Segment EBIT decreased by $130 million. Included in the first nine months of fiscal 2019 is $24 million of EBIT related to our Specialty Fluids business, which we divested in the third quarter of fiscal 2019. Excluding the Specialty Fluids impact, Total segment EBIT decreased $106 million. The decrease in Total segment EBIT was driven by lower volumes in Reinforcement Materials and Purification Solutions and lower margins in Performance Chemicals, partially offset by lower fixed costs. Lower volumes in Reinforcement Materials ($101 million) were primarily due to weaker automotive and tire demand and the impacts of the COVID-19 pandemic on demand while lower volumes in Purification Solutions ($20 million) were due to lower volumes in mercury removal applications and the impact of the COVID-19 pandemic on demand for automotive applications. Lower fixed costs ($30 million) were driven by lower production volumes and other cost reduction actions. The decrease in Income (loss) before income taxes and equity earnings of affiliated companies also reflects a $50 million charge related to a legal settlement entered into during the nine months of fiscal 2020.

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2020 and fiscal 2019 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Legal and environmental matters and reserves	$(1)	$—	$(51)	$(1)
Global restructuring activities (Note K)	(3)	(4)	(16)	(15)
Employee benefit plan settlements	(2)	—	(5)	3
Acquisition and integration-related charges	(1)	(1)	(3)	(5)
Specialty Fluids loss on sale and asset impairment charge (Note C)	—	(8)	(1)	(28)
Indirect tax settlement credits	—	—	3	—
Equity affiliate investment impairment charge	—	—	—	(11)
Other	—	(1)	(1)	(4)
Total certain items, pre-tax	(7)	(14)	(74)	(61)
Tax-related certain items:
Tax impact of certain items	2	1	12	4
Discrete tax items	2	(14)	15	10
Total tax-related certain items	4	(13)	27	14
Total certain items, after tax	$(3)	$(27)	$(47)	$(47)

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

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Interest expense	$(13)	$(14)	$(41)	$(43)
Unallocated corporate costs	(10)	(14)	(32)	(39)
General unallocated income (expense)	2	—	1	3
Less: Equity in earnings of affiliated companies, net of tax	1	1	2	1
Total other unallocated items	$(22)	$(29)	$(74)	$(80)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2020 and 2019 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Reinforcement Materials Sales	$197	$461	$931	$1,363
Reinforcement Materials EBIT	$(5)	$72	$103	$195

Sales in Reinforcement Materials decreased by $264 million in the third quarter of fiscal 2020 compared to the same period of fiscal 2019, primarily due to lower volumes ($195 million), a less favorable price and product mix (combined $56 million), and the unfavorable impact from foreign currency translation ($13 million). The lower volumes were primarily due to weaker automotive and tire demand resulting from the impact of the COVID-19 pandemic. The less favorable pricing was primarily due to the pass-through of lower feedstock prices.

In the first nine months of fiscal 2020, sales in Reinforcement Materials decreased by $432 million when compared to the first nine months of fiscal 2019. The decrease was primarily driven by lower volumes ($273 million), a less favorable price and product mix (combined $133 million), and the unfavorable impact from foreign currency translation ($26 million). The lower volumes were primarily due to weaker automotive and tire demand and the impacts of the COVID-19 pandemic on demand. The less favorable price and product mix was due to the pass-through of lower feedstock prices.

EBIT in Reinforcement Materials decreased $77 million in the third quarter of fiscal 2020 compared to the same period of fiscal 2019. During the third quarter of fiscal 2020, the segment had 42% lower volumes ($75 million), lower unit margins ($18 million), and an unfavorable impact from foreign currency translation ($4 million), partially offset by lower fixed costs ($20 million). The lower volumes were primarily due to weaker tire and automotive demand resulting from the impacts of COVID-19. Unit margins were negatively impacted by slower turns of inventory and lower energy center revenue as a result of reduced sales volumes and lower feedstock prices offset by favorable pricing from 2020 tire customer agreements. Lower fixed costs were driven by lower production volumes and other cost reduction actions.

EBIT in Reinforcement Materials decreased $92 million in the first nine months of fiscal 2020 compared to the same period of fiscal 2019. The decrease was driven by lower volumes ($101 million), lower unit margins ($6 million), and an unfavorable impact from foreign currency translation ($5 million), which were partially offset by lower fixed costs ($20 million). Lower volumes were primarily due to weaker automotive and tire demand and the impacts from COVID-19. Unit margins were negatively impacted by slower turns of inventory and lower energy center revenue as a result of reduced sales volumes and lower feedstock prices offset by favorable pricing from 2020 tire customer agreements. Lower fixed costs were driven by lower production volumes and other cost reduction actions.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2020 and 2019 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Performance Additives Sales	$151	$172	$489	$518
Formulated Solutions Sales	69	79	218	218
Performance Chemicals Sales	$220	$251	$707	$736
Performance Chemicals EBIT	$21	$37	$93	$111

Sales in Performance Chemicals decreased by $31 million in the third quarter of fiscal 2020 compared to the same period of fiscal 2019, primarily due to a less favorable price and product mix (combined $15 million), lower volumes ($12 million), and the unfavorable impact from foreign currency translation ($4 million). The less favorable price and product mix was primarily due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe and weaker product mix in our specialty carbons product line from lower demand in automotive applications. The lower volumes were driven by the specialty carbons and specialty compounds product lines due to lower demand in automotive applications driven by the impact of COVID-19 on demand.

In the first nine months of fiscal 2020, sales in Performance Chemicals decreased $29 million when compared to the same period of fiscal 2019. The decrease was primarily due to a less favorable price and product mix (combined $46 million) and the unfavorable impact from foreign currency translation ($10 million), partially offset by higher volumes ($27 million). The less favorable price and product mix was primarily due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe and weaker product mix in our specialty carbons product line from lower demand in automotive applications. The higher volumes were primarily due to higher demand in the specialty carbons and specialty compounds product lines in the first two quarters of the fiscal year.

EBIT in Performance Chemicals decreased by $16 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 primarily  due to lower unit margins ($9 million) driven by a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe and lower volumes ($7 million) in the specialty carbons and specialty compounds product lines due to lower demand in automotive applications driven by the impact of COVID-19 on demand.

EBIT in Performance Chemicals decreased by $18 million in the first nine months of fiscal 2020 when compared to the same period of fiscal 2019 primarily due to lower unit margins ($15 million), and the unfavorable impact of inventory comparisons ($10 million), partially offset by higher volumes ($10 million). Lower unit margins were due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line in China and Europe and weaker product mix in our specialty carbons product line due to lower demand in automotive applications. The higher volumes were driven by our specialty carbons and specialty compounds product lines due to higher demand in the specialty carbons and specialty compounds product lines in the first two quarters of the fiscal year and higher volumes aligned with new capacity in our fumed metal oxides product line.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2020 and 2019 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Purification Solutions Sales	$63	$73	$186	$210
Purification Solutions EBIT	$2	$1	$3	$(1)

Sales in Purification Solutions decreased by $10 million in the third quarter of fiscal 2020 compared to the same period of fiscal 2019 due to lower volumes ($15 million), partially offset by improved pricing and a more favorable product mix (combined $5 million). The lower volumes were primarily due to lower sales in mercury removal, other industrial gas and air applications and automotive applications impacted by lower demand due to COVID-19.

Sale in Purification Solutions decreased $24 million in the first nine months of fiscal 2020 when compared to the same period of fiscal 2019 due to lower volumes ($39 million) and the unfavorable impact from foreign currency translation ($2 million), partially offset by improved pricing and a more favorable product mix (combined $17 million). The lower volumes were primarily due to lower sales in mercury removal, other industrial gas and air applications and automotive applications impacted by lower demand due to COVID-19.

EBIT in Purification Solutions increased by $1 million in the first quarter of fiscal 2020 compared to the third quarter of fiscal 2019 due to higher unit margins ($3 million), and lower fixed costs ($6 million) as a result of prior year restructuring activities and an insurance recovery of approximately $1 million, partially offset by lower volumes ($8 million). The higher unit margins were primarily due to an improved product mix and higher prices. The lower volumes were primarily due to lower sales in mercury removal, other industrial gas and air applications and automotive applications impacted by lower demand due to COVID-19.

EBIT in Purification Solutions improved by $4 million in the first nine months of fiscal 2020 when compared to the same period of fiscal 2019 due to higher unit margins ($13 million) and, lower fixed costs ($11 million) as a result of prior year restructuring activities, partially offset by lower volumes ($20 million). The higher unit margins were primarily due to an improved product mix and higher prices while the lower volumes were primarily due to lower sales in mercury removal, other industrial gas and air applications and automotive applications impacted by lower demand due to COVID-19.

Specialty Fluids

We divested our Specialty Fluids business on June 28, 2019. Refer to our fiscal 2019 10-K filing for further details. Sales and EBIT for Specialty Fluids for the third quarter and first nine months of fiscal 2020 and 2019 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Specialty Fluids Sales	$—	$13	$—	$56
Specialty Fluid EBIT	$—	$2	$—	$24

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $97 million during the first nine months of fiscal 2020, which was largely attributable to capital expenditures, the acquisition of Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), share repurchases and cash dividends, partially offset by lower net working capital. As of June 30, 2020, we had cash and cash equivalents of $162 million and borrowing availability under our revolving credit agreements of $1.2 billion.

We have access to borrowings under the following three credit agreements:

•

$1 billion unsecured revolving credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto, which matures in October 2022. The JPM Credit Agreement provides liquidity for working capital and general corporate purposes and supports our commercial paper program.

•

$100 million unsecured revolving credit agreement (the “Canadian Credit Agreement”) with TD Bank, NA, as Administrative Agent and the other lenders party thereto, which matures in September 2021. The Canadian Credit Agreement provides liquidity for working capital and general corporate purposes for certain of our Canadian subsidiaries.

•

€300 million unsecured revolving credit agreement (the “Euro Credit Agreement”, and together with the JPM Credit Agreement and the Canadian Credit Agreement, the “Credit Agreements”), with Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, which matures in May 2024 or earlier upon maturity of the JPM Credit Agreement. Borrowings under the Euro Credit Agreement may be used for the repatriation of earnings of our foreign subsidiaries to the United States, the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries and for working capital and general corporate purposes.

At our election, loans under the Credit Agreements bear interest at LIBOR plus an applicable margin of between 0.68% and 1.20%, depending on our credit ratings, or at the prime rate plus an applicable margin of between 0.00% and 0.20%, depending on our credit ratings, and at similar applicable rates for foreign currency borrowings.

As of June 30, 2020, we were in compliance with our debt covenants under the Credit Agreements, which, with limited exceptions, generally require us to comply on a quarterly basis with a leverage test requiring consolidated total debt not to exceed consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for the four quarters then ending by more than 3.50 to 1.00. Because of the uncertainty of the overall financial impact of the COVID-19 pandemic and to increase our financial flexibility, we amended the Credit Agreements as of June 8, 2020 to, among other things: (a) set the consolidated total debt to consolidated EBITDA ratio at 4.50 to 1.00 for the fiscal quarters ending September 30, 2020 through June 30, 2021, and (b) reduce the lien basket for other permitted liens securing Indebtedness (as defined in the Credit Agreements) in an aggregate amount at any time outstanding to 5% of Consolidated Tangible Net Worth (as defined in the Credit Agreements), at any time through and including June 30, 2021. As part of these amendments, we agreed to pay a 10 basis point fee on the consenting lenders’ commitments under the JPM Credit Agreement and the Euro Credit Agreement.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We typically issue commercial paper throughout the year to manage our short-term U.S. cash needs. During the second quarter of fiscal 2020, one of our short-term credit ratings was downgraded, which temporarily decreased our access to, and increased our cost to borrow through, the commercial paper market, and we instead borrowed under our revolving credit agreements. During the third quarter of fiscal 2020, the commercial paper market stabilized and we are currently using a combination of commercial paper and revolving credit facility borrowings to meet our U.S. cash needs. We generally reduce our commercial paper balance and, if applicable, borrowings under the Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. In the event that additional funds are needed in the U.S., we expect to be able to repatriate funds or to access additional debt under our revolving credit facilities. As of June 30, 2020, our borrowings on the JPM Credit Agreement totaled $75 million, and we had $13 million of commercial paper outstanding. As of June 30, 2020, our borrowings under the Euro Credit Agreement totaled $144 million, and there were no borrowings outstanding under the Canadian Credit Agreement.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt.

In light of the uncertain economic environment created by the COVID-19 pandemic, among other actions we have taken to preserve our liquidity position, we have deferred capital spending where possible and delayed spending on some of our growth projects. With these decisions, we currently expect our capital expenditures for fiscal 2020 to be approximately $200 million in the aggregate to be used primarily for sustaining and compliance capital projects at our operating facilities as well as for growth projects in Performance Chemicals. In addition, during the second quarter of fiscal 2020, we suspended our share repurchase activity, and we do not anticipate repurchasing our shares for the remainder of fiscal 2020.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $278 million in the first nine months of fiscal 2020 compared to $166 million of cash provided by operating activities during the same period of fiscal 2019.

Cash provided by operating activities in the first nine months of fiscal 2020 was driven primarily by our net income of $44 million, a decrease in Accounts and notes receivable of $172 million, the non-cash impact of depreciation and amortization of $117 million and a decrease in our Inventories of $74 million, partially offset by a decrease in Accounts payable and accrued liabilities of $68 million, an increase in Prepaid expenses and other assets of $25 million and the non-cash impact of a deferred tax benefit of $20 million.

Cash provided by operating activities in the first nine months of fiscal 2019 was driven primarily by our net income of $146 million, the non-cash impacts of depreciation and amortization of $110 million, the loss on the sale of the Specialty Fluids business of $28 million and the impairment of our investment in our Venezuelan equity affiliate of $11 million. Partially offsetting these factors were a decrease in Accounts payable and accrued liabilities of $65 million, a decrease in Income taxes payable of $24 million, a decrease in Other liabilities of $27 million and the non-cash impact of a deferred tax benefit of $20 million.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of June 30, 2020, we had $9 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to certain of our global restructuring activities. In the first nine months of fiscal 2020, we paid $13 million related to these restructuring activities, and we expect to make additional cash payments of approximately $4 million in fiscal 2020 and $11 million thereafter.

Legal Matters — As of June 30, 2020, we had a $21 million reserve for existing and future respirator claims that we expect to pay over multiple years. During the second quarter of fiscal 2020, we settled a large group of respirator claims for $65.2 million. We paid $32.6 million related to these settled claims during the third quarter of fiscal 2020, and the remaining $32.6 million payable will be paid in the first quarter of fiscal 2021. We also have other lawsuits, claims and contingent liabilities arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $252 million of cash in the first nine months of fiscal 2020 compared to $33 million of cash consumed during the same period of fiscal 2019. In the first nine months of fiscal 2020, investing activities primarily consisted of $162 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals, $84 million, net of cash acquired for the SUSN acquisition in April 2020 and $8 million for the plant that we acquired from NSCC in September 2018.

In the nine months ended June 30, 2019, investing activities consumed $33 million of cash, which was primarily driven by $155 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals, partially offset by proceeds from the sale of the Specialty Fluids business of $130 million, net of cash held in escrow of $5 million.

Cash Flows from Financing Activities

Financing activities consumed $37 million of cash in the first nine months of fiscal 2020 compared to $146 million of cash consumed during the same period of fiscal 2019. In the first nine months of fiscal 2020, financing activities primarily consisted of the repayment of $15 million of other long-term debt, share repurchases of $44 million, dividend payments to stockholders of $60 million, dividend payments to noncontrolling interests of $26 million and the repayment of $20 million of commercial paper, partially offset by the net proceeds from borrowings under our revolvers of $125 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our results of operations, including how we expect the COVID-19 pandemic to impact demand for our products, our results of operations and our cash flows and our related mitigation efforts; growth in the battery market; when we expect the NSCC Carbon plant upgrades to be completed; the amount and the timing of the contingent consideration we expect to pay related to the SUSN acquisition; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with our reorganization and the closing of certain manufacturing facilities, restructuring initiatives and under our transformation plan for our Purification Solutions business; our estimated future amortization expenses for our intangible assets; when we expect to make payments under the settlement agreement we entered into settling certain respirator liability claims; the timing of expected payments from our reserve for existing and future respirator claims; the amount of any future gain or loss we may record upon the settlement, and the timing of the completion, of certain defined benefit obligations and pension plan terminations; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending, share repurchases, and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2020; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: changes in raw material costs; lower than expected demand for our products; changes in environmental requirements in the U.S.; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; unanticipated disruptions or delays in plant operations or development projects; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations or global health matters; the accuracy of the assumptions we used in establishing reserves for environmental matters and for our share of liability for respirator claims; and the outcome of pending litigation. These other factors and risks are discussed more fully in our 2019 10-K, our Quarterly Report for the quarterly period ended March 31, 2020 and in our subsequent SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2020 does not differ materially from that discussed under Item 7A of our 2019 10-K.

Item 4.	Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain of our employees have been working remotely and certain manufacturing sites have been operating with limited personnel on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Exhibit 10.1*

First Amendment, dated June 8, 2020, to Credit Agreement dated October 23, 2015 among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto.

Exhibit 10.2*

First Amendment, dated June 8, 2020,to Credit Agreement dated May 22, 2019 among Cabot Corporation, certain subsidiaries of Cabot, the lenders referred to therein, Wells Fargo Bank, National Association, Wells Fargo Securities, LLV, PNC Bank, National Association, U.S. Bank National Association and Mizuho Bank, Ltd.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 7, 2020	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 7, 2020	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)