Form 10-K
period 2020-09-30
CABOT CORP
filed 2020-11-25
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-5667

Cabot Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	04-2271897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Seaport Lane, Suite 1400
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2020), the aggregate market value of the Registrant’s common stock held by non-affiliates was $1,467,794,829. As of November 20, 2020, there were 56,600,026 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment growth and the assumptions underlying our growth expectations; demand for our products; evaluation of strategic options for our Purification Solutions segment; the recommencing of work on our Cilegon, Indonesia plant expansion; when we expect production of specialty carbons to begin at our new facility in Jiangsu Province, China; the earnings benefit due to restructuring activities at our Marshall manufacturing facility and the timing of payments for costs associated with mine closure activities; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; restructuring and transformation plan charges; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; the amount and timing of the loss we expect to recognize upon the settlement of liabilities under our U.S. pension plan; the impact we expect tax reform legislation in the U.S. to have on our future after-tax earnings and tax rate; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings, and value-added tax matters. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Our business is organized into three reportable segments: Reinforcement Materials; Performance Chemicals; and Purification Solutions. We divested our Specialty Fluids business as of June 28, 2019. We routinely evaluate our portfolio in light of our growth strategy and will continue to evaluate strategic options for our Purification Solutions segment. Our business segments are discussed in more detail later in this section.

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

In addition to our rubber blacks products, we manufacture engineered elastomer composites (“E2C™”) solutions that are compounds of carbon black and rubber made using our patented elastomer composites manufacturing process. These compounds improve abrasion/wear resistance, reduce fatigue of rubber parts and reduce rolling resistance compared to carbon black/rubber compounds made by conventional dry mix methods enabling rubber compounders to break (or, reduce the need to make) performance trade-offs. Additionally, because E2C™ solutions can be integrated into current product methods without additional significant capital investment, and require fewer mixing stages, lower mixing temperatures and shorter mixing cycles than conventional products, operating and production costs may be reduced.

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

Under appropriate circumstances, we have entered into supply arrangements with certain customers, the typical duration of which is one year. These arrangements typically provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2020, approximately half of our rubber blacks volume was sold under these supply arrangements. The majority of the volumes sold under these arrangements are sold to customers in the Americas and Europe.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, the Netherlands and the U.S. An equity affiliate operates a carbon black plant in Venezuela. In addition, we have a 98% ownership interest in an entity that manufactures our E2C™ products in Port Dickson, Malaysia.

The following table shows our ownership interest as of September 30, 2020 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia	98% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

During fiscal 2019, we began engineering work on an expansion of our Cilegon, Indonesia plant, which will add approximately 90,000 metric tons of capacity to our network. In fiscal 2020, after a review of our capital allocation priorities, we temporarily suspended further work on this expansion and currently expect to recommence work on this project at a later time.

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

In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, inkjet printing, electronics, and consumer products sectors and in applications related to the generation, transmission and storage of energy. Our focus areas for growth include carbon additives and other materials for battery applications, inkjet inks and dispersions for post print corrugated packaging applications, and conductive compounds for various plastics applications. The investments we have made for growth in this segment, including in respect of these specific areas of focus, are described below under the heading “Operations”.

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

Competition

We are a leading producer of the products we sell in this segment. We compete in the sale of carbon black with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region. For battery applications, we produce conductive carbon and carbon nanotubes for both lithium ion and lead acid batteries, and compete primarily with regional Asia-based companies. For fumed silica, we compete primarily with two companies with a global presence and several other companies which have a regional presence. For aerogel, we compete principally with one other company that produces aerogel products. We also compete with non-aerogel insulation products manufactured by regional companies throughout the world. For specialty compounds, we compete with many regional companies and a small number of global companies. Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

Competition for our Performance Chemicals products is based on product performance, quality, reliability, service, technical innovation and price. We believe our product differentiation, technological leadership, operations excellence and customer service provide us with a competitive advantage.

Raw Materials

Raw materials for our products are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of carbon black is composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs. Changes in certain of our raw material supplier’s operating conditions could reduce the availability of certain very specialized feedstocks.

Raw materials for the production of fumed silica are various chlorosilane feedstocks. We purchase feedstocks and for certain customers convert their feedstock to product on a fee-basis (so called “toll conversion”). We also purchase aluminum chloride as feedstock for the production of fumed alumina. We have long-term procurement contracts or arrangements in place for the purchase of fumed silica feedstock primarily from fence-line partners, which we believe will enable us to meet our raw material requirements for the foreseeable future. In addition, we buy some raw materials in the spot market to help ensure flexibility and minimize costs. The principal raw materials for the production of aerogel are silica sol and/or sodium silicate.

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

The following table shows our ownership interest as of September 30, 2020 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China	90% (consolidated subsidiary)
Jiangxi Province, China Wuhai, China	90% (consolidated subsidiary) 80% (consolidated subsidiary)
Mettur Dam, India	50% (equity affiliate)

We are investing for growth in our core businesses with a number of capacity expansion projects and other transactions. In September 2018, we acquired NSCC Carbon (Jiangsu) Co., Ltd. from Nippon Steel Carbon Co., Ltd., a subsidiary of Nippon Steel Chemical & Material Co., Ltd., adding to our portfolio a 50,000-metric ton facility in Pizhou, Jiangsu Province, China. We have begun modifying this facility to produce specialty carbons, and expect production to begin in fiscal 2022. In addition, during fiscal 2018, we purchased Tech Blend, a leading North American producer of black masterbatches, extending our geographic footprint in black masterbatch and compounds. The acquisition added a manufacturing facility in Saint-Jean-sur-Richelieu, Québec, Canada to our manufacturing network. In June 2019, we acquired certain intangible assets from a leading masterbatch producer in Asia, which extended our global footprint in black masterbatch.

We also continue to expand our fumed silica manufacturing capacity, with new plants in Wuhai, China and Carrollton, Kentucky, U.S. In fiscal 2019, we completed construction and began operations at our facility in Wuhai, and in August 2020 we completed construction and began operations at our facility in Carrollton, which is adjacent to DowDuPont’s existing silicone monomer plant.

To strengthen our formulations capabilities for batteries, in April 2020, we acquired carbon nano-tube producer Shenzhen Sanshun Nano New Materials Co., Ltd. This acquisition added a manufacturing facility in Zhuhai, China to our manufacturing network.

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

Raw Materials

The principal raw materials we use in the manufacture of activated carbon are various forms of coal, including lignite, wood and other carbonaceous materials, which are, in general, readily available and we believe we have in adequate supply. With respect to our operations in North America, we owned a lignite mine that was operated by Caddo Creek Resources Company, LLC, a subsidiary of the North American Coal Company, and which supplied our Marshall, Texas facility (the “Marshall Facility”). On September 30, 2020, we sold our interest in the mine to ADA Carbon Solutions (Operations) LLC, a subsidiary of Advanced Emissions Solutions, Inc. (“ADES”), and entered into a long-term supply agreement with ADA Carbon Solutions (Red River), LLC, a subsidiary of ADES, under which it will manufacture and supply our proprietary portfolio of lignite-based activated carbon products exclusively to us. As a result of these actions, effective September 30, 2020, we ceased manufacturing lignite-based activated carbon at our Marshall Facility and idled our activation kilns at that facility.

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in Italy, the Netherlands, the U.K. and the U.S. As described above, as of September 30, 2020, we ceased manufacturing operations at our Marshall Facility. We will continue certain operational activities, including washing of activated carbon, as well as packaging and warehousing operations at the Marshall Facility. We also have joint venture interests in activated carbon plants in Canada and Mexico, and a reactivation plant in Singapore. The following table shows our ownership interest as of September 30, 2020 in activated carbon operations in which we own less than 100%:

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

Human Capital Resources

As of September 30, 2020, we had approximately 4,500 employees. Our Management Executive Committee (“ExCo”) is comprised of our CEO and his nine direct reports who, collectively, have management responsibility for our businesses, financial, legal, safety, health and environment, human resources, research and development, global business services, and digital functions, and our regional operations.

Our management team places significant focus and attention on matters concerning the Company’s human capital assets – particularly its diversity, capability development, and succession planning.  Accordingly, we regularly review talent development and succession plans for each of our functions and operating segments, to identify and develop a pipeline of talent to maintain business operations. As well, we included goals concerning employee retention, diversity and development in our 2025 Sustainability Goals. Specifically, these goals are to:

•	foster an environment where employees report high levels of inclusion and support for their professional development; and

•increase diverse representation in leadership and professional roles.

With respect to diverse representation, presently three of the ten members of our management ExCo are women, and across our broader management and professional population 25% are women.

Cabot has a globally distributed workforce, with 40% of its employees in the Americas (65% of which are in the United States), 31% in EMEA, and 29% in Asia Pacific (74% of which are in China). Of our global employee base, 42% are employed in manufacturing roles.  We have numerous programs to attract and retain our talent, including leadership and executive development programs as well as technical and other training. We also have a well-established performance management and talent development process in which managers provide regular feedback and coaching to develop employees. Some of our employees in the U.S. and abroad are covered by collective bargaining or similar agreements.  We believe that our relations with our employees are generally satisfactory.

Safety, Health, Environment, and Sustainability

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). In recognition of the importance of compliance with SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, Environment, and Sustainability Committee. The Committee, which is comprised of independent directors, meets regularly and oversees our safety, health, and environmental performance, process safety, security, product stewardship, community engagement and governmental affairs. In particular, the Committee reviews metrics, audit results, emerging trends, overall performance, risks and opportunity assessments and management processes related to our safety, health, environmental and sustainability program.

The SH&E Requirements to which our operations are subject include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable resources to construct, maintain, operate, and improve our facilities throughout the world for safety, health and environmental protection and to comply with SH&E Requirements. We spent $21 million in environmental-related capital expenditures in fiscal 2020, which was lower than the amount we expected to spend in the year, due primarily to timing adjustments on project related spending in response to the COVID-19 pandemic. We anticipate spending approximately $52 million for such matters in fiscal 2021, a significant portion of which will continue to be for the installation of air pollution control equipment and wastewater infrastructure improvements at certain of our plants. These costs include costs associated with our compliance with the Consent Decree we entered into in November 2013 with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to the EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot is in the process of installing technology controls for sulfur dioxide and nitrogen oxide. We expect that the total capital costs to install these controls will be approximately $200 million and will be incurred through calendar year 2022. As of September 30, 2020, we have spent $82 million to install these controls in the U.S. We also expect our operating costs will increase as these controls become operational. All carbon black manufacturers in the U.S. have settled with the EPA and will be installing similar controls.

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxides, sulphur dioxide and particulate matter emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted from those manufacturing processes. In Europe, our four carbon black facilities and one activated carbon facility are subject to the EU Emission Trading Scheme (“EU ETS”). The fourth phase of the EU ETS begins in January 2021 with updated product benchmarks for our carbon black facilities.  In China, two of our carbon black facilities continue to participate in regional pilot greenhouse gas emissions trading programs.  The China national emissions trading program is currently only affecting the power sector and has yet to be expanded beyond that sector. We continue to monitor that program’s implementation and expect it to apply to the entire carbon black industry in 2021 or 2022, with the existing pilots expected to continue to operate until the national program becomes effective.  In Canada, our carbon black manufacturing facility is now subject to the backstop Canadian carbon tax program. Based on an announcement on September 21, 2020 from Environment and Climate Change Canada, the Ontario Emissions Performance Standard trading system will replace the Canadian Output-Based Pricing System for our carbon black facility with specific requirements of the transition expected to be announced in early fiscal 2021. In addition, under the Province of Ontario Ministry of Environment, Conservation and Parks regulations, we expect we will be required within the next three to five years, to install technology controls for sulfur dioxide at our manufacturing plant in Sarnia, Ontario. In Mexico, our carbon black facility is participating in the pilot national ETS program, which is expected to continue into fiscal 2022. A carbon tax has recently been adopted in the Tamaulipas state, where our operations in Mexico are located, and is scheduled to be implemented in January 2021. In other regions where we operate, some of our facilities are required to report their greenhouse gas emissions but are not currently subject to programs requiring trading or emission controls but may be subject to limited carbon tax programs affecting fuels we purchase. We generally expect to pay any incurred taxes or purchase emission credits as needed to respond to any allocation shortfalls and pass these costs on to our customers. Based on regulatory and tax programs currently in effect associated with greenhouse gas emissions, in fiscal 2020, we spent approximately $1 million to purchase emission allowances or pay taxes in Europe, China and Canada. In addition, further air emission regulations may be adopted in the future in regions and countries where we operate, which could have an impact on our operations. Increasing regulatory programs associated with emissions and concerns regarding climate change are expected to increase our capital and operational costs in the future.

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” in Item 3 below, and Note U in Item 8 below, under the heading “Contingencies”.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our environmental reserve for costs associated with such remediation. As of September 30, 2020, our environmental reserve was $7 million. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

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

REACH (Registration, Evaluation and Authorization of Chemicals), the European Union (“EU”) regulatory framework for chemicals developed by the European Commission (“EC”), applies to all chemical substances produced or imported into the EU in quantities of one metric ton a year or more. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency (“ECHA”). We have completed all required registrations under REACH to date and will update registration dossiers as needed. Under the evaluation portion of REACH, ECHA and EU member states assess the information submitted in registration dossiers and testing proposals to determine whether the substances are safe for use. Silica is currently being evaluated and carbon black is scheduled for review in 2022. In addition, the EC is working on re-defining nanomaterial. ECHA is developing guidance on nanomaterials and additional requirements for nanomaterials that apply to many of our existing products, including carbon black, fumed silica, inkjet pigments and fumed alumina. Country-specific REACH and nanomaterial reporting programs have been implemented in some countries and are being developed by others. We will continue to monitor and address these requirements.

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

COVID-19 Pandemic Risk

The COVID-19 pandemic has disrupted our operations and has had and could continue to have a material adverse effect on our business and any future outbreak of a widespread health epidemic could materially and adversely impact our business in the future.

Our business has been and could in the future be materially and adversely affected by the outbreak of a widespread health epidemic. The coronavirus (or COVID-19) pandemic and the associated containment efforts have had a serious adverse impact on the economy and on our business, results of operations and cash flows. Specifically, during fiscal 2020,the COVID-19 pandemic disrupted operations at our key customers within the automotive and tire industries, which materially reduced demand for our products. The deterioration of earnings we experienced from the COVID-19 pandemic was one of the factors that contributed to our recording of a valuation allowance on our U.S. deferred tax assets in the fourth quarter of fiscal 2020, as described in Note S in Item 8 below under the heading “Income Taxes”. In response to reduced demand for our products, and also to comply with government mandates, during portions of fiscal 2020 we temporarily ceased operations or idled production lines at our facilities and we may be required to do this in the future.  In addition, the current pandemic, or any future global health crisis, could materially affect our ability to adequately staff and maintain our operations, including in the event government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures and impose other restrictions to mitigate the further spread of disease.  A global health crisis could also disrupt our supply chain and materially and adversely impact our ability to secure supplies for our facilities and to provide personal protective equipment for our employees, which could materially and adversely affect our operations.  There may also be long-term effects on our customers in, and the economies of, affected countries. Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may materially affect our business. Any of the foregoing within the countries in which we or our customers and suppliers operate could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration or scope of COVID-19 or any pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures and their impact on our operations and the operations of our customers, and the general economic consequences of the pandemic. In addition, a global health crisis that continues for an extended period of time with an adverse impact on our revenue and overall profitability may lead to an increase in inventory reserves, allowances for doubtful accounts, and additional valuation allowances on certain of our deferred tax assets, or a reduction in our borrowing availability under our credit agreements, or cause us to recognize impairments for certain long-lived assets including goodwill, intangible assets or property, plant and equipment.

To the extent the COVID-19 pandemic adversely affected our business and financial results, it may also have the effect of heightening many of the other risks that could adversely affect our business described below, such as risks associated with industry capacity utilization, volatility in the price and availability of raw materials, material adverse changes in customer relationships including any failure of a customer to perform its obligations under agreements with us, IT security systems risks, factors affecting our tax rate, and risks associated with worldwide or regional economic conditions.

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

Environmental regulations and restrictions that affect the carbon black industry impose constraints on our operations, and could threaten our competitive position and increase our operating costs, which may adversely impact our business and results of operations.

Our ongoing carbon black operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related and other permits for constructing any new facilities and operating all of our existing facilities. These environmental regulatory requirements and restrictions impose constraints on our operations, and could threaten our competitive position. We have expended and will continue to expend considerable amounts to construct, maintain, operate, and improve our facilities around the world for environmental protection. A description of these costs is included in the discussion under the heading “Safety, Health, Environment, and Sustainability” in Item 1 above, under the heading “Legal Proceedings” in Item 3 below and in Note U in Item 8 below under the heading “Contingencies”).

Further, environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxides, sulphur dioxide and particulate matter emissions. In addition, in certain geographic areas, our carbon black and activated carbon facilities are or may become subject to greenhouse gas emission trading schemes or carbon tax programs under which we may be required to pay any incurred taxes or purchase emission credits if our emission levels exceed our free allocation. Based on regulatory and tax programs currently in effect associated with greenhouse gas emissions, in fiscal 2020, we spent approximately $1 million to purchase emission allowances or pay taxes in Europe, China and Canada.  We expect complying with regulations in Ontario, Canada that apply to our plant in Sarnia, as well as a number of regulatory and tax changes being proposed in other regions where we operate, if approved, will require us to incur significant additional costs for compliance, capital improvements or limit our current or planned operations. We may not be able to offset the effects of these compliance costs through price increases. Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales.

Volatility in the price and availability of raw materials and energy could impact our margins and working capital.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Our carbon black businesses use a variety of feedstocks as raw material including high sulfur fuel oils, low sulfur fuel oils, coal tar distillates, and ethylene cracker residue, the cost and availability of which vary, based in part on geography. Significant movements or volatility in our carbon black feedstock costs could have an adverse effect on our working capital and results of operations. In addition, regulatory changes may impact the prices of our feedstocks. For example, the International Maritime Organization regulation known as MARPOL further restricted the sulfur emissions for the shipping industry beginning January 1, 2020. This has impacted the prices and could impact the availability of certain fuel oils we use as feedstock for our products.

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

In addition, we obtain certain of our raw materials from selected key suppliers. Although we maintain raw material inventory, if any sole source supplier of raw materials ceases supplying raw materials to us, or if any of our key suppliers is unable to meet its obligations under supply agreements with us on a timely basis or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere or, in certain limited cases, may not be able to obtain the required raw materials.

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

Sales outside of the U.S. constituted the majority of our revenues in fiscal 2020. We conduct business in several countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries are subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; political tension that could result in sanctions being imposed against our customers or suppliers in countries where sanctions have not been imposed in the past; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

The Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of growing concern over air quality. The timing and length of these curtailments are difficult to predict and, at times, are applied to manufacturing operations without regard to whether the operations being curtailed comply with environmental regulations in the area. Accordingly, our manufacturing operations in China have been subject to these curtailments in the past and may be in the future. These events could negatively impact our results of operations and cash flows both during and after the period of any curtailment affecting our operations.

Operational Risks

As a chemical manufacturing company, our operations are subject to operational risks and have the potential to cause environmental or other damage as well as personal injury, or disrupt our ability to supply our customers, any of which could adversely affect our business, results of operations and cash flows.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products are subject to operational as well as safety, health and environmental risks. For example, the production and/or processing of carbon black, specialty compounds, fumed metal oxides, aerogel, activated carbon and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our manufacturing processes and the transportation of our chemical products and/or the raw materials used to manufacture our products are subject to risks inherent in chemical manufacturing, including leaks, fires, explosions, toxic releases, mechanical failures or unscheduled downtime. In addition, the occurrence of material operating problems at our facilities, particularly at a facility that is the sole source of a particular product we manufacture, or a disruption in our supply chain or distribution operations may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. Accordingly, these events and their consequences could negatively impact our results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.

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

Our products are subject to extensive safety, health and environmental requirements, which could impair our ability to manufacture and sell certain products.

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

We operate facilities in areas of the world that are exposed to natural hazards, such as floods, windstorms, hurricanes, and earthquakes. Extreme weather events present physical risks that may become more frequent or more severe as a result of factors related to climate change. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products.

Technology Risks

We may not be successful achieving our growth expectations from new products, new applications and technology developments, and money we spend on these efforts may not result in an increase in revenues or profits commensurate with our investment.

We may not be successful achieving our growth expectations from developing new products or product applications. Moreover, we cannot be certain that the costs we incur investing in new product and technology development will result in an increase in revenues or profits commensurate with our investment. For example, our investments to further develop our E2C™ solutions and energy materials applications may not result in the earnings growth expectations on which these investments are being made. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

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

In achieving our strategic plan objectives, we may pursue acquisitions, alliances or joint ventures intended to complement or expand our existing businesses globally or add product technology, or both. The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business results. In addition to strategic acquisitions we evaluate our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating non-strategic assets. The gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce earnings, as was the case when we disposed of our Specialty Fluids business and our lignite mine in Marshall, Texas.

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

In addition, changes in, or tensions relating to, U.S. trade relations with countries where we do business may adversely impact our business. For example, recent tensions in the U.S.-China trade relationship led to the implementation by both countries of higher tariffs on imported goods from the other. It also increased the risk of sanctions being imposed against our suppliers and customers in China which, if imposed, could restrict our ability to do business with such companies. The uncertainty created by these trade tensions negatively affected the buying behavior of our customers, lowering industry demand and creating a more competitive pricing environment for our products. In addition, further trade tensions between the countries could have further adverse implications on our businesses and operating results in both the U.S. and China. For instance, we may encounter unexpected operating difficulties in China, more restrictive investment opportunities in China, greater difficulty transferring funds, or negative currency impacts. Further, the cost of our capital projects may be higher than anticipated because of these trade tariffs.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Legal Proceedings” in Item 3 below and in Note U in Item 8 below, under the heading “Contingencies”, we are a party to or the subject of lawsuits, claims, and proceedings, including, but not limited to, those involving environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, and coal worker’s pneumoconiosis. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including liabilities associated with respirator claims) or in connection with environmental remediation activities could adversely affect our financial results or cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2020, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

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

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions
Americas Region
Alpharetta, Georgia*(1)	X	X	X
Tuscola, Illinois		X
Carrollton, Kentucky		X
Canal, Louisiana	X	X
Ville Platte, Louisiana	X
Billerica, Massachusetts	X	X	X
Haverhill, Massachusetts		X
Midland, Michigan		X
Pryor, Oklahoma			X
Marshall, Texas			X
Pampa, Texas	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X
Saint-Jean-sur-Richelieu, Québec, Canada		X
Sarnia, Ontario, Canada	X	X
Cartagena, Colombia	X
Altamira, Mexico	X
Europe, Middle East and Africa Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy (2 plants)	X		X
Riga, Latvia*(1)	X	X	X
Schaffhausen, Switzerland*	X	X	X
Botlek, Netherlands**	X	X
Amersfoort, Netherlands*			X
Klazienaveen, Netherlands			X
Zaandam, Netherlands			X
Dubai, United Arab Emirates*		X
Purton, United Kingdom (England)			X
Glasgow, United Kingdom (Scotland)			X
Barry, United Kingdom (Wales)**		X

Location by Region	Reinforcement Materials	Performance Chemicals	Purification Solutions
Asia Pacific Region
Jiangsu Province, China**		X
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Wuhai, China**		X
Shenzhen, China**		X
Zhuhai, China**		X
Mumbai, India*	X	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*(1)	X	X	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X	X
Port Dickson, Malaysia**	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, Massachusetts; Amersfoort, Netherlands; Pampa, Texas; Pepinster, Belgium; Frankfurt, Germany; and Zhuhai and Shanghai, China.

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. In addition to the matter discussed below under “Environmental Proceedings”, additional information regarding legal proceedings involving Cabot is disclosed in Note U in Item 8 below, under the heading “Contingencies”, which disclosure is incorporated herein by reference.

Environmental Proceedings

During 2020, we continued to perform certain sampling and remediation activities at a former pine tar manufacturing site in Gainesville, Florida that we sold in the 1960s. Those activities were pursuant to a formal Record of Decision and 1991 Consent Decree with the EPA under which we installed a groundwater treatment system at the site in the early 1990s, which remains in operation. More recently, we were requested by the EPA and other stakeholders to carry out various other additional work at the site. We completed that work in fiscal 2020, working cooperatively with the EPA, the Florida Department of Environmental Protection and the local authorities, and the site is now in operation and maintenance mode.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below is certain information about Cabot’s executive officers as of November 20, 2020.

Sean D. Keohane, age 53, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in 2002. From November 2014 until March 2016 he was Executive Vice President and President of Reinforcement Materials. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from May 2008 until March 2012, he was General Manager of Performance Chemicals. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer, which was in place from December 2015 until March 2016.

Erica McLaughlin, age 44, is Senior Vice President and Chief Financial Officer. Ms. McLaughlin joined Cabot in 2002. She was appointed Senior Vice President and Chief Financial Officer in May 2018, and in October 2018 she assumed responsibility for Corporate Strategy and Development. From June 2016 until May 2018 she was Vice President of Business Operations for Reinforcement Materials and General Manager of the tire business, and from July 2011 until June 2016, she was Vice President of Investor Relations and Corporate Communications. Prior to July 2011, she held a variety of leadership positions in Finance and Corporate Planning.

Karen A. Kalita, age 41, is Senior Vice President and General Counsel. Ms. Kalita joined Cabot in 2008. Prior to assuming her current position in June 2019, she held several key positions in Cabot’s Law Department, including Chief Counsel to the Company’s Reinforcement Materials segment from November 2015 to June 2019 and Purification Solutions segment from June 2013 to June 2019, and senior legal counsel to the Company’s previous Advanced Technologies segment. Prior to joining the Company, Ms. Kalita was in private practice at WilmerHale LLP in Boston, MA.

Hobart C. Kalkstein, age 50, is Senior Vice President and President, Reinforcement Materials Segment and President, Americas Region. Mr. Kalkstein joined Cabot in 2005. Prior to assuming his current role in April 2016, he was Vice President of Corporate Strategy and Development from December 2015 to April 2016. From October 2013 to December 2015, he served as Vice President of Global Business Operations for Purification Solutions and from November 2012 to December 2015 as General Manager of Global Emission Control Solutions for Purification Solutions, and from January 2012 to November 2012 he served as Vice President of Business Operations and Executive Director of Marketing and Business Strategy for Performance Chemicals. Prior to that, he served as General Manager of the Aerogel business from October 2007 to February 2010.

Jeff Zhu, age 52, is Senior Vice President and President, Performance Additives business and President, Asia Pacific Region. Mr. Zhu joined Cabot in 2012. Prior to assuming his current role in October 2019, he had served as President, Asia Pacific Region since joining Cabot. Prior to joining Cabot, Mr. Zhu served in a variety of regional and global business leadership roles at Rhodia from 1994 until 2010, including Asia Pacific regional commercial director from 1994 to 2002, regional vice president and general manager of Rhodia Novacare Asia Pacific from 2002 to 2008, and vice president and global director of Rhodia electronics and catalysis from 2008 to 2010. In addition, Mr. Zhu served as head of global pulp and paper sales at Asia Pacific Resources International Holdings Limited from 2010 to 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 20, 2020, there were 631 holders of record of Cabot’s common stock.

Issuer Purchases of Equity Securities

On July 13, 2018, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the amount of shares available for repurchase at that time to approximately eleven million shares. The current authorization does not have a set expiration date.  As of September 30, 2020, there were 5,023,665 shares available for repurchase under this authorization. During the second quarter of fiscal 2020 Cabot temporarily suspended its share repurchase activity.

Comparative Stock Performance

The graph compares the cumulative total stockholder return on Cabot common stock for the five-year period ended September 30, 2020 with the S&P 500 Chemicals Index and the S&P Midcap 400 Index. The comparisons assume the investment of $100 on October 1, 2015 in Cabot’s common stock and in each of the indices and the reinvestment of all dividends.

The stock price performance on the graph below is not necessarily indicative of future price performance.

The information included under the heading comparative stock performance in Item 5 shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

	Years Ended September 30
	2020	2019	2018	2017	2016
	(In millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$2,614	$3,337	$3,242	$2,717	$2,411
Gross profit(1)	500	685	772	657	575
Selling and administrative expenses(1)	292	290	308	262	275
Research and technical expenses(1)	57	60	66	57	53
Marshall Mine loss on sale and asset impairment charge	129	—	—	—	—
Specialty Fluids loss on sale and asset impairment charge	1	29	—	—	—
Purification Solutions long-lived assets impairment charge	—	—	162	—	—
Purification Solutions goodwill impairment charge	—	—	92	—	—
Income (loss) from operations	21	306	144	338	247
Net interest expense and other charges(1)(2)	(54)	(51)	(27)	(39)	(56)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies(3)	(33)	255	117	299	191
(Provision) benefit for income taxes(4)	(191)	(70)	(193)	(33)	(33)
Equity in earnings of affiliated companies	3	1	2	7	3
Income (loss) from discontinued operations, net of tax	—	—	—	—	1
Net income (loss)	(221)	186	(74)	273	162
Net income attributable to noncontrolling interests, net of tax	17	29	39	25	15
Net income (loss) attributable to Cabot Corporation	$(238)	$157	$(113)	$248	$147
Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations	$(4.21)	$2.63	$(1.85)	$3.91	$2.30
Income (loss) from discontinued operations	—	—	—	—	0.02
Net income (loss) attributable to Cabot Corporation	$(4.21)	$2.63	$(1.85)	$3.91	$2.32
Dividends	$1.40	$1.36	$1.29	$1.23	$1.04
Closing stock prices	$36.03	$45.32	$62.72	$55.80	$52.41
Weighted-average diluted shares outstanding—millions	56.6	58.8	61.7	62.7	62.9
Shares outstanding at year end—millions	56.5	57.1	60.4	61.9	62.2
Consolidated Financial Position
Current assets	$978	$1,210	$1,386	$1,299	$1,073
Net property, plant, and equipment	1,314	1,348	1,296	1,305	1,290
Other assets	489	446	562	734	689
Total assets	$2,781	$3,004	$3,244	$3,338	$3,052
Current liabilities	$529	$599	$952	$742	$397
Long-term debt	1,094	1,024	719	661	914
Other long-term liabilities	344	247	294	310	352
Cabot Corporation stockholders’ equity	691	998	1,154	1,504	1,291
Noncontrolling interests	123	136	125	121	98
Total liabilities and stockholders’ equity	$2,781	$3,004	$3,244	$3,338	$3,052
Selected Financial Ratios
Net debt to capitalization ratio(5)	54%	44%	39%	28%	34%
Adjusted return on net assets(6)	8%	13%	14%	13%	11%

(1)

In fiscal 2019, the Company adopted a new accounting standard that amends the requirements on the presentation of net periodic pension and postretirement benefit costs. The Company applied this change retrospectively and fiscal 2018 and 2017 balances have been updated accordingly. Fiscal 2016 has not been updated to reflect this change and may not be comparable to the other years presented.

(2)

Net interest expense and other charges includes foreign currency activity as follows: a loss of $6 million for fiscal 2020, a gain of less than $1 million for fiscal 2019, a loss of $4 million for both fiscal 2018 and fiscal 2017, and a gain of $5 million for fiscal 2016.

(3)

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies includes certain items as presented in the table below. A discussion of certain items is included in Definition of Terms and Non-GAAP Financial Measures in Results of Operations.

	Years Ended September 30
	2020	2019	2018	2017	2016
	(In millions)
Marshall Mine loss on sale and asset impairment charge (Note D)	$(129)	$—	$—	$—	$—
Legal and environmental matters and reserves (Note U)	(54)	(21)	(16)	1	(17)
Global restructuring activities (Note P)	(19)	(16)	30	(3)	(47)
Employee benefit plan settlement and other charges (Note N)	(10)	1	—	—	—
Acquisition and integration-related charges (Note C)	(5)	(6)	(2)	—	—
Inventory reserve adjustment	(2)	—	(13)	—	—
Specialty Fluids loss on sale and asset impairment charge (Note D)	(1)	(29)	—	—	—
Equity affiliate investment impairment charge (Note M)	—	(11)	—	—	—
Executive transition costs	—	(1)	(2)	—	(6)
Indirect tax settlement credits	3	—	—	—	—
Purification Solutions goodwill and long-lived assets impairment charge (Note G)	—	—	(254)	—	—
Gains (losses) on sale of investments	—	—	10	—	—
Non-recurring gain (loss) on foreign exchange	—	—	—	—	(11)
Other certain items	(1)	(4)	(1)	(1)	—
Total certain items, pre-tax	(218)	(87)	(248)	(3)	(81)
Tax-related certain items:
Tax impact of certain items(a)	—	7	31	1	31
Tax certain item(b)	(17)	—	—	—	—
Discrete tax items	(122)	5	(148)	25	—
Total tax-related certain items	(139)	12	(117)	26	31
Total certain items, net of tax	$(357)	$(75)	$(365)	$23	$(50)

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

(b)

The tax certain item represents a valuation allowance charge recorded against U.S. deferred tax assets earned in fiscal 2020.  Details related to this charge are discussed in Note S of our Notes to the Consolidated Financial Statements (“Note S”).

(4)

The Company’s effective tax rate for fiscal 2020 was (587)% which included a net discrete tax provision of $122 million, primarily composed of tax provisions of $132 million related to changes in U.S. valuation allowance on beginning of year tax balances, $9 million related to unremitted earnings of foreign subsidiaries in accordance with Accounting Principles Board 23, partially offset by a benefit of $7 million related to Switzerland tax reform legislation, $7 million related to uncertain tax positions, and $5 million related to changes in non-U.S. valuation allowance on beginning of year tax balances. The effective tax rate also includes a $96 million charge recorded against U.S. deferred tax assets earned in fiscal 2020 comprised of current year certain items of $48 million, discrete tax items of $31 million and tax certain items of $17 million.

The Company’s effective tax rate for fiscal 2019 was 28% which included a net discrete tax benefit of $7 million, composed of tax benefits of $4 million related to uncertain tax positions, $2 million related to a pension settlement, $2 million related to changes in valuation allowance on beginning of year tax balances, $2 million related to the Specialty Fluids sale, $1 million related to result of changes in non-U.S. tax laws and $1 million related to other miscellaneous tax items, partially offset by net tax charges of $5 million related to various return to provision adjustments related to tax return filings and audit settlements. The Company’s effective tax rate for fiscal 2018 was a provision of 165% which included net discrete tax expense of $120 million, composed of $159 million net tax impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), and $3 million tax expense upon the sale of assets, offset by net tax benefits of $29 million related to impairment and $15 million from a change in valuation allowance on a beginning of year tax balance, and net tax charge of $2 million related to other miscellaneous tax items. The Company’s effective tax rate for fiscal 2017 was a provision of 10% which included net discrete tax benefits of $25 million, composed of net tax benefits of $16 million associated with the generation of excess foreign tax credits upon repatriation of previously taxed foreign earnings and the accrual of U.S. tax on certain foreign earnings, a net tax benefit of $6 million from a change in valuation allowance on a beginning of year tax balance, net tax benefits of $4 million for various return to provision adjustments related to tax return filings and net tax charges of $1 million related to other miscellaneous tax items. The Company’s effective tax rate for fiscal 2016 was a provision of 18%, which included less than $1 million of discrete tax charges, composed of charges of $5 million for valuation allowances on beginning of the year tax balances, partially offset by benefits of $3 million for a currency loss and $1 million each for the renewal of the U.S. research and experimentation credit and net tax settlements.

(5)

Net debt to capitalization ratio is calculated by dividing total debt (the sum of short-term and long-term debt less cash and cash equivalents) by total capitalization (the sum of Total stockholders’ equity plus total debt).

(6)

Adjusted return on net assets (“adjusted RONA”) measures how effectively and efficiently the Company uses its operating assets to generate earnings. Return on net assets (“RONA”) and adjusted RONA are not measures of financial performance under accounting principles generally accepted in the United States (“U.S. GAAP”) and should not be considered substitutes for measures of performance reported under U.S. GAAP. We believe adjusted RONA provides useful supplemental information to our investors because it allows investors to understand the basis on which management evaluates the Company’s operational effectiveness and because it is a performance metric used in our equity incentive compensation program. We calculate adjusted RONA by dividing the most recent twelve months’ adjusted net income (loss) (a non-GAAP numerator) by adjusted net assets (a non-GAAP denominator). In the numerator, we exclude “certain items” net of tax from income (loss) from continuing operations as calculated under U.S. GAAP. The items of expense and income we consider “certain items” are described in the discussion of Definition of Terms and Non-GAAP Financial Measures in Results of Operations. The denominator consists of our operating assets, which are: net property, plant and equipment; adjusted net working capital; assets held for rent; and investments in equity affiliates. We calculate the items in adjusted net assets using the most recent five quarters’ average to normalize the impact of large inter-period movements (e.g. working capital movements caused by feedstock price volatility). Our calculation of adjusted RONA is as follows:

	Years Ended September 30
	2020	2019	2018	2017	2016
	(In millions, except ratios)
Return on Net Assets
Income (loss) from continuing operations(a)	$(221)	$186	$(74)	$273	$161
Net assets(b)	$814	$1,134	$1,279	$1,625	$1,389
Return on net assets	(27)%	16%	(6)%	17%	12%

Adjusted Return on Net Assets
Adjusted net income (loss)(a):
Income (loss) from continuing operations	$(221)	$186	$(74)	$273	$161
Less: Total certain items, net of tax(c)	(357)	(75)	(365)	23	(50)
Adjusted net income (loss)	$136	$261	$291	$250	$211

Adjusted net assets(d):
Adjusted net working capital (e)	$372	$570	$568	$474	$443
Net property, plant and equipment	1,368	1,318	1,290	1,267	1,322
Assets held for rent	—	75	110	101	92
Equity affiliates	41	45	56	55	55
Adjusted net assets	$1,781	$2,008	$2,024	$1,897	$1,912

Adjusted return on net assets	8%	13%	14%	13%	11%

(a)	Income (loss) from continuing operations and Adjusted net income (loss) are aggregated four quarter rolling amounts.
(b)	Net assets represents Total stockholders' equity.
(c)	Total certain items, net of tax is detailed in the table in note (4) above.
(d)	Each component of adjusted net assets is calculated by averaging previous five quarter ending balances.
(e)	Adjusted net working capital is the average of the previous five quarter ending balances of Accounts receivable plus Inventory less Accounts payable and accruals.

Item  7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity U.S. GAAP. This preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The policies that we believe are critical to the preparation of the consolidated financial statements are presented below.

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

Shipping and handling activities that occur after the transfer of control to the customer are billed to customers and are recorded as sales revenue, as we consider these to be fulfillment costs. Shipping and handling costs are expensed in the period incurred and included in Cost of sales within the Consolidated Statements of Operations. Taxes collected on sales to customers are excluded from the transaction price.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the FIFO method.

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

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds, and specialty carbons product lines within Performance Chemicals, which are considered separate reporting units, carried our goodwill balances as of September 30, 2020.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against the value calculated from a market approach using the guideline public companies method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Based on our most recent annual goodwill impairment test performed as of August 31, 2020, the fair values of the Reinforcement Materials, Fumed Metal Oxides, Specialty Compounds, and Specialty Carbons reporting units were substantially in excess of their carrying values. Refer to Note G of our Notes to the Consolidated Financial Statements (“Note G”) for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded in the second quarter of fiscal 2018.

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

The most significant reserves that we have established are for respirator litigation claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the settlement of respirator claims, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain of the parties that contribute to the settlement of respirator claims, or a change in the availability of the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on our share of liability for these existing and future claims,  the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Refer to Note U of our Notes to the Consolidated Financial Statements (“Note U”) for details on the respirator reserves and settlements.

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

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is determined in accordance with U.S. GAAP. In jurisdictions where we have a three-year cumulative loss, we utilize recent historical results in order to assess the recoverability of deferred tax assets.  Where we have a three-year cumulative profit, we review our forecast of future taxable income in relation to actual results and expected future trends.  We perform this review on a quarterly basis. Failure to achieve our operating income targets, may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in an increase in the valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, while a release of valuation allowances in periods when these tax attributes become realizable would reduce our income tax expense.

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

Results of Operations

Cabot is organized into three reportable business segments: Reinforcement Materials, Performance Chemicals, and Purification Solutions. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. The discussions of our results of operations for the periods presented reflect these structures.

Our analysis of financial condition and operating results should be read with our consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

This section discusses our fiscal 2020 and fiscal 2019 results of operations and year-to-year comparisons between fiscal 2020 and fiscal 2019. For the discussions of our fiscal 2018 results and year-to-year comparisons between fiscal 2019 and fiscal 2018, refer to our discussions under the headings “Results of Operations” and “Cash Flows and Liquidity” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the United States Securities and Exchange Commission on November 22, 2019.

Definition of Terms and Non-GAAP Financial Measures

When discussing our results of operations, we use several terms as described below.

The term “product mix” refers to the mix of types and grades of products sold or the mix of geographic regions where products are sold, and the positive or negative impact this has on the revenue or profitability of the business and/or segment.

Our discussion under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable U.S. GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: (i) unusual or infrequent items such as a significant release or establishment of a valuation allowance, (ii) items related to uncertain tax positions such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and (iii) other discrete tax items, such as the tax impact of legislative changes and, on a quarterly basis, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. In addition, we exclude certain valuation allowances on deferred tax assets earned in the current fiscal year. When the tax impact of a certain item is also a discrete tax item, it is classified as a certain item for our definition of operating tax rate. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that the non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Fiscal 2020 compared to Fiscal 2019—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Fiscal 2020 compared to Fiscal 2019—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a U.S. GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we have excluded from Total segment EBIT, as applicable, but that are included in our U.S. GAAP Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, as applicable, are described below.

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
•

Employee benefit plan settlements and other charges, which consist of either charges or benefits associated with the termination of a pension plan or the transfer of a pension plan to a multi-employer plan or prior service cost charges associated with a change in assumption on a frozen pension plan.

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

Overview of Results for Fiscal 2020

During fiscal 2020, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to fiscal 2019 primarily due to weaker results in the Reinforcement Materials and Performance Chemicals segments due to the impact of the novel coronavirus disease (“COVID-19”) on demand in the automotive and tire end-markets and the loss on sale of the mine in Marshall, Texas and associated asset impairment charges in Purification Solutions.

COVID-19 Impact

The coronavirus pandemic and associated containment efforts adversely affected our business, results of operations and cash flows during fiscal 2020. Beginning during our second fiscal quarter, as the virus spread in China, we experienced volume declines principally in our Reinforcement Materials segment as operations at many of our customers’ plants in China were completely or partially curtailed. As the pandemic began to further spread around the globe, a number of our key customers, notably most automotive and tire manufacturers in the Americas and Europe, temporarily closed their manufacturing operations beginning in March 2020. As a result, in the third fiscal quarter, we experienced further volume declines in our Reinforcement Materials segment as well as volume declines and weaker product mix in our Performance Chemicals segment. In the third quarter, many of our plants operated at significantly lower manufacturing levels in response to reduced customer demand and government closure mandates. Beginning at the end of March, the domestic automotive and tire end-markets in China began to restart operations, and in the months of May and June 2020, our major tire customers in the Americas and Europe slowly restarted their operations, although, at lower than normal operating rates.

In conjunction with our customers’ restarting of their operations, volumes and profitability in our Reinforcement Materials segment improved in the fourth fiscal quarter from those in the third fiscal quarter. Volumes in our Performance Chemicals segment also improved modestly in the fourth fiscal quarter from those in the third fiscal quarter.

We took a number of actions during fiscal 2020 to mitigate the impact of the coronavirus on our cash flow and results of operations and financial condition. While manufacturing operations were curtailed, we reduced our manufacturing costs. We also reduced discretionary spending and net working capital with reductions in our accounts receivable and inventories. In addition, we reduced our capital expenditures in fiscal 2020 from our originally planned target to approximately $200 million.

Despite demand for our products improving in the fourth fiscal quarter from the low demand levels we experienced in our third fiscal quarter, the duration and scope of the COVID-19 pandemic continues to be uncertain. A resurgence of COVID-19 infection rates could result in an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory reserves, allowances for doubtful accounts, and additional valuation allowances on certain of our deferred tax assets. Additionally, if the business impacts of the COVID-19 pandemic continue, particularly if they return to the levels seen in the third fiscal quarter of 2020 for an extended period, it could cause us to recognize impairments for certain long-lived assets including goodwill, intangible assets or property, plant and equipment, or a reduction in our borrowing availability under our credit agreements.

Fiscal 2020 compared to Fiscal 2019—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Years Ended September 30
	2020	2019	2018
	(In millions)
Net sales and other operating revenues	$2,614	$3,337	$3,242
Gross profit	$500	$685	$772

Net sales decreased by $723 million in fiscal 2020 when compared to fiscal 2019. Fiscal 2019 included $56 million of revenue for our Specialty Fluids business, which we divested in fiscal 2019. The remaining $667 million decline in net sales was primarily driven by lower volumes ($349 million), a less favorable price and product mix (combined $255 million), and the unfavorable impact from foreign currency translation ($40 million). The lower volumes were driven by our Reinforcement Materials segment due to weaker demand related to declines in automotive and tire production resulting from the impact of the COVID-19 pandemic. Declines in automotive production also adversely impacted volumes in our specialty carbons product line. The less favorable price and product mix was due to lower prices from lower feedstock costs that are largely passed through to our customers in the Reinforcement Materials segment and unfavorable product mix in the Performance Chemicals segment driven by a less favorable product mix in the fumed metal oxides and specialty carbons product lines from lower demand in automotive applications, and from more competitive pricing in the fumed metal oxides product line.

Gross profit decreased by $185 million in fiscal 2020 when compared to fiscal 2019. Excluding the impact of the divestiture of our Specialty Fluids business, the gross profit decline was primarily due to lower volumes in Reinforcement Materials and Purification Solutions and lower unit margins in the Performance Chemicals segments.

Selling and Administrative Expenses

	Years Ended September 30
	2020	2019	2018
	(In millions)
Selling and administrative expenses	$292	$290	$308

Selling and administrative expenses increased by $2 million in fiscal 2020 when compared to fiscal 2019. The increase was principally due to a $50 million charge recorded in fiscal 2020 related to a legal settlement, partially offset by a decrease in the accrual for incentive compensation and other cost reduction activities.

Research and Technical Expenses

	Years Ended September 30
	2020	2019	2018
	(In millions)
Research and technical expenses	$57	$60	$66

Research and technical expenses decreased by $3 million in fiscal 2020 when compared to fiscal 2019 primarily due to cost reduction activities in fiscal 2020.

Impairment Charges and Loss on Sale

	Years Ended September 30
	2020	2019	2018
	(In millions)
Specialty Fluids loss on sale and asset impairment charge	$1	$29	$—
Marshall Mine loss on sale and asset impairment charge	$129	$—	$—
Purification Solutions long-lived assets impairment charge	$—	$—	$162
Purification Solutions goodwill impairment charge	$—	$—	$92

The loss on sale and asset impairment charges recorded during fiscal 2020 and 2019 are described in Note D of our Notes to the Consolidated Financial Statements (“Note D”).

Interest and Dividend Income

	Years Ended September 30
	2020	2019	2018
	(In millions)
Interest and dividend income	$8	$9	$10

Interest and dividend income decreased by $1 million in fiscal 2020 when compared to fiscal 2019 primarily due to lower interest rates.

Interest Expense

	Years Ended September 30
	2020	2019	2018
	(In millions)
Interest expense	$53	$59	$54

Interest expense decreased by $6 million in fiscal 2020 as compared to fiscal 2019. The decrease was primarily due to lower average debt balances.

Other Income (Expense)

	Years Ended September 30
	2020	2019	2018
	(In millions)
Other income (expense)	$(9)	$(1)	$17

Other expense increased during fiscal 2020 by $8 million as compared to fiscal 2019 primarily due to a loss from the settlement of the U.S. cash balance plan and an unfavorable impact from foreign currency translation.

Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2020	2019	2018
	(Dollars in millions)
Provision (benefit) for income taxes	$191	$70	$193

Effective tax rate(1)	(587)%	28%	165%
Impact of discrete tax items(2):
Unusual or infrequent items:	397%	2%	(137)%
Items related to uncertain tax positions	(22)%	2%	(2)%
Other discrete tax items	1%	(2)%	12%
Impact of certain items(3)	239%	(6)%	(17)%
Operating tax rate	28%	24%	21%

(1)	Refer to the reconciliation of computed tax expense at the federal statutory rate to the Provision (benefit) for income taxes in Note S.
(2)

For fiscal 2020 and fiscal 2019, the impact of discrete tax items included a net discrete tax provision of $122 million and a net discrete tax benefit of $5 million, respectively. The nature of the discrete tax items in fiscal 2020 and 2019 were as follows:

(i)

Unusual or infrequent items during fiscal 2020 consisted of changes in valuation allowances on beginning of year tax balances, the net tax impacts of newly issued U.S. tax regulations, and the net tax impact of Switzerland tax reform legislation. Unusual or infrequent items during fiscal 2019 consisted of changes in valuation allowances on beginning of year tax balances, excludible foreign exchange gains and losses in certain jurisdictions, impacts related to stock compensation deductions, and the tax impacts of a pension settlement;

(ii)

Items related to uncertain tax positions during fiscal 2020 and 2019 included net tax impacts from the reversal of accruals for uncertain tax positions due to the expiration of statutes of limitations and settlement of tax audits, the accrual of interest on uncertain tax positions, and the accrual of an uncertain tax position (fiscal 2020 only); and

(iii)	Other discrete tax items during fiscal 2020 and 2019 included net tax impacts as a result of changes in non-US tax laws, return to provision adjustments related to tax return filings, and other items.
(3)	Includes tax impact of certain items and tax certain item for a valuation allowance charge recorded against U.S. deferred tax assets earned in fiscal 2020. Refer to Note S.

We file U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. Cabot and certain subsidiaries are under audit in a number of jurisdictions. It is possible that some of these audits will be resolved in fiscal 2021 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interest, Net of Tax

	Years Ended September 30
	2020	2019	2018
	(In millions)
Equity in earnings of affiliated companies, net of tax	$3	$1	$2
Net income (loss) attributable to noncontrolling interests, net of tax	$17	$29	$39

Equity in earnings of affiliated companies, net of tax, increased by $2 million in fiscal 2020 compared to fiscal 2019. The increase is driven by losses recognized from our equity affiliate in Venezuela in fiscal 2019 that did not repeat in 2020.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $12 million in fiscal 2020 compared to fiscal 2019 primarily due to lower profitability of our joint ventures in China and Czech Republic.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2020, we reported a net loss attributable to Cabot Corporation of $238 million ($4.21 loss per diluted common share). In fiscal 2019, we reported net income attributable to Cabot Corporation of $157 million ($2.63 earnings per diluted common share). The loss in fiscal 2020 is primarily due to lower Segment EBIT due to the impact of the COVID-19 pandemic on demand, the $193 million increase in the tax valuation allowance, the $129 million Marshall Mine loss on sale and asset impairment charge and the $50 million charge for a legal settlement.

Fiscal 2020 compared to Fiscal 2019—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, pre-tax, other unallocated items and Total segment EBIT for fiscal 2020, 2019 and 2018 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note U of our Notes to the Consolidated Financial Statements.

	Years Ended September 30
	2020	2019	2018
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$(33)	$255	$117
Less: Certain items, pre-tax	(218)	(87)	(248)
Less: Other unallocated items	(98)	(102)	(115)
Total segment EBIT	$283	$444	$480

In fiscal 2020, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased by $288 million and Total Segment EBIT decreased by $161 million. Included in fiscal 2019 Total Segment EBIT is $24 million related to our Specialty Fluids business, which we divested in fiscal 2019. Excluding the Specialty Fluids impact, Total Segment EBIT decreased $137 million. The decrease in Total segment EBIT was driven by lower volumes in Reinforcement Materials and Purification Solutions and lower margins in Performance Chemicals, partially offset by lower fixed costs. Lower volumes in Reinforcement Materials ($119 million) were primarily due to weaker tire and automotive demand resulting from the impacts of the COVID-19 pandemic while lower volumes in Purification Solutions ($23 million) were driven by lower demand in mercury removal applications. Lower fixed costs ($30 million) were driven by lower production volumes and other cost reduction actions. The decrease in Income (loss) before income taxes and equity earnings of affiliated companies also reflects a $129 million charge for the Marshall Mine loss on sale and asset impairment charge and a $50 million charge related to a legal settlement entered into during fiscal 2020.

Certain Items:

Details of the certain items for fiscal 2020, 2019, and 2018 are as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Marshall Mine loss on sale and asset impairment charge (Note D)	$(129)	$—	$—
Legal and environmental matters and reserves (Note U)	(54)	(21)	(16)
Global restructuring activities (Note P)	(19)	(16)	30
Employee benefit plan settlements and other charges (Note N)	(10)	1	—
Acquisition and integration-related charges (Note C)	(5)	(6)	(2)
Inventory reserve adjustment	(2)	—	(13)
Specialty Fluids loss on sale and asset impairment charge (Note D)	(1)	(29)	—
Equity affiliate investment impairment charge (Note M)	—	(11)	—
Executive transition costs	—	(1)	(2)
Indirect tax settlement credits	3	—	—
Purification Solutions goodwill and long-lived assets impairment charge (Note G)	—	—	(254)
Gains (losses) on sale of investments	—	—	10
Other certain items	(1)	(4)	(1)
Total certain items, pre-tax	(218)	(87)	(248)
Tax-related certain items:
Tax impact of certain items	—	7	31
Tax certain item	(17)	—	—
Discrete tax items	(122)	5	(148)
Total tax-related certain items	(139)	12	(117)
Total certain items, net of tax	$(357)	$(75)	$(365)

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”.

Tax-related certain items include discrete tax items, the nature of which are discussed under the heading “Provision (Benefit) for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate”. The tax impact of certain items is determined by (1) starting with the current and deferred income tax expense or benefit, included in Net income (loss) attributable to Cabot Corporation, net of discrete tax items, and (2) subtracting the tax expense or benefit on “adjusted earnings”. Adjusted earnings is defined as the pre-tax income attributable to Cabot Corporation excluding certain items. The tax expense or benefit on adjusted earnings is calculated by applying the operating tax rate, as defined under the heading Definition of Terms and Non-GAAP Financial Measures, to adjusted earnings. The tax certain item represents the valuation allowance on a portion of U.S. deferred tax assets earned in fiscal 2020.

Other Unallocated Items:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Interest expense	$(53)	$(59)	$(54)
Unallocated corporate costs	(41)	(50)	(61)
General unallocated income (expense)	(1)	8	2
Less: Equity in earnings of affiliated companies, net of tax	3	1	2
Total other unallocated items	$(98)	$(102)	$(115)

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

In fiscal 2020, Total other unallocated items changed by $4 million when compared to fiscal 2019 due to the decrease in Unallocated corporate costs for corporate projects and lower incentive compensation and the change in General Unallocated income (expense) from the unfavorable impact of foreign currency translation.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2020, 2019 and 2018 are as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Reinforcement Materials Sales	$1,256	$1,815	$1,774
Reinforcement Materials EBIT	$162	$266	$279

In fiscal 2020, sales in Reinforcement Materials decreased by $559 million when compared to fiscal 2019. The decrease was principally driven by lower volumes ($320 million), a less favorable price and product mix (combined $209 million), and the unfavorable impact from foreign currency translation ($28 million). The lower volumes were primarily due to weaker tire and automotive demand resulting from the impact of the COVID-19 pandemic. The less favorable pricing was primarily due to the pass-through of lower feedstock prices.

In fiscal 2020, Reinforcement Materials EBIT decreased by $104 million when compared to fiscal 2019 driven principally by lower volumes ($119 million) and lower unit margins ($3 million), partially offset by lower fixed costs ($20 million). The lower volumes were primarily due to weaker tire and automotive demand resulting from the impacts of COVID-19. These impacts were most pronounced during the third quarter of fiscal 2020 with volumes 42% below the third quarter of fiscal 2019. Demand levels improved sequentially during the fourth quarter of fiscal 2020 resulting in volumes that were 11% below the fourth quarter of fiscal 2019. Unit margins were negatively impacted by slower turns of inventory and lower energy center revenue as a result of reduced sales volumes and lower feedstock prices partially offset by favorable pricing from 2020 tire customer agreements. Lower fixed costs were driven by lower production volumes and other cost reduction actions.

We currently expect volumes in the first fiscal quarter of fiscal 2021 to be consistent with volume levels in the fourth quarter of fiscal 2020 from a combination of underlying volume strength, some level of inventory replenishment and some seasonally-related demand softness. We also anticipate results in the first quarter of fiscal 2021 to benefit from strong spot pricing in Asia as compared to the fourth quarter of fiscal 2020. Overall, our results in fiscal 2021 will be influenced by the sustainability of the demand recovery from the COVID-19 pandemic we began to see in the fourth quarter of fiscal 2020, the pace of costs returning to the business to support increased demand for our products and our higher production levels, how we manage pricing in this dynamic environment, and the outcome of our calendar year 2021 tire customer negotiations.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2020, 2019 and 2018 are as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Performance Additives Sales	$645	$694	$707
Formulated Solutions Sales	288	301	321
Performance Chemicals Sales	$933	$995	$1,028
Performance Chemicals EBIT	$118	$152	$200

In fiscal 2020, sales in Performance Chemicals decreased by $62 million when compared to fiscal 2019 primarily due to a less favorable price and product mix (combined $66 million) and the unfavorable impact from foreign currency translation ($11 million), partially offset by higher volumes ($15 million). The less favorable price and product mix was primarily due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line and weaker product mix in our specialty carbons product line from lower demand in automotive applications. The higher volumes were primarily due to higher demand in the specialty carbons and specialty compounds product lines in the first half of fiscal 2020.

In fiscal 2020, EBIT in Performance Chemicals decreased $34 million compared to fiscal 2019 primarily due to lower unit margins ($21 million), the unfavorable impact of inventory comparisons ($11 million), and higher fixed costs ($4 million), partially offset by higher volumes ($4 million). Lower unit margins were due to a more competitive pricing environment and weaker product mix in the fumed metal oxides product line and weaker product mix in our specialty carbons product line due to lower demand in automotive applications. The lower demand in automotive applications resulted from the impact of the COVID-19 pandemic and was most pronounced during the third quarter of fiscal 2020. The unfavorable inventory impact is driven by reducing inventory levels to align with the lower demand resulting from the impact of COVID-19.

We  are anticipating a step-up in results in our Performance Chemicals segment in the first quarter of fiscal 2021 as compared to our fourth quarter of fiscal 2020 driven by higher volumes across the major product lines as our key end markets continue to recover and as we leverage the recovery in the automotive end market to drive product mix improvement in our specialty carbons and specialty compounds product lines. We also expect to see a price improvement as the segment benefits from actions to restore pricing in our fumed metal oxides product line. Overall, our results in fiscal 2021 will be influenced by the sustainability of the demand recovery from the COVID-19 pandemic we began to see in the fourth quarter of fiscal 2020, the pace of costs returning to the business to support increased demand for our products and our higher production levels, and how we manage pricing in this dynamic environment.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2020, 2019 and 2018 are as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Purification Solutions Sales	$253	$278	$279
Purification Solutions EBIT	$3	$2	$(7)

Sales in Purification Solutions decreased by $25 million in fiscal 2020 when compared to fiscal 2019 primarily due to lower volumes ($44 million), partially offset by improved pricing and a more favorable product mix (combined $20 million). The lower volumes were primarily due to lower sales in mercury removal and other industrial gas and air applications.

EBIT in Purification Solutions increased by $1 million in fiscal 2020 when compared to fiscal 2019 driven by higher unit margins ($13 million) and lower fixed costs ($14 million) as a result of prior year restructuring activities, partially offset by lower volumes ($23 million). The higher unit margins were primarily due to an improved product mix and higher prices while the lower volumes were primarily due to lower sales in mercury removal and other industrial gas and air applications.

In fiscal 2021, we expect lower fixed costs as compared to fiscal 2020 through restructuring activities at our Marshall manufacturing facility associated with the sale of our lignite mine in Marshall, Texas.  We expect these actions to result in a $15 million EBIT benefit in fiscal 2021 as compared to fiscal 2020. In addition, we expect to continue to evaluate strategic options for our Purification Solutions segment.

Specialty Fluids

We divested our specialty Fluids business on June 28, 2019. Refer to Note D for the terms of this transaction. Sales and EBIT for Specialty Fluids for fiscal 2019 and 2018 are as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Specialty Fluids Sales	$—	$56	$45
Specialty Fluids EBIT	$—	$24	$8

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $25 million during fiscal 2020, which was largely attributable to capital expenditures, the acquisition of Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), share repurchases and cash dividends, partially offset by business earnings and lower net working capital. As of September 30, 2020, we had cash and cash equivalents of $151 million and borrowing availability under our revolving credit agreements of $1.3 billion.

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

•

$100 million unsecured revolving credit agreement (the “Canadian Credit Agreement”) with TD Bank, NA, as Lender, which matures in September 2021. The Canadian Credit Agreement provides liquidity for working capital and general corporate purposes for certain of our Canadian subsidiaries.

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

As of September 30, 2020, we were in compliance with our debt covenants under the Credit Agreements, which, with limited exceptions, generally require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters then ending not to exceed 3.50 to 1.00. Because of the uncertainty of the overall financial impact of the COVID-19 pandemic and to increase our financial flexibility, we amended the Credit Agreements as of June 8, 2020 to, among other things: (a) set the consolidated total debt to consolidated EBITDA ratio at 4.50 to 1.00 for the fiscal quarters ending September 30, 2020 through June 30, 2021, and (b) reduce the lien basket for other permitted liens securing Indebtedness (as defined in the Credit Agreements) in an aggregate amount at any time outstanding from 10% to 5% of Consolidated Tangible Net Worth (as defined in the Credit Agreements), at any time through and including June 30, 2021.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We typically issue commercial paper throughout the year to manage our short-term U.S. cash needs. During the second quarter of fiscal 2020, one of our short-term credit ratings was downgraded, which temporarily decreased our access to, and increased our cost to borrow through, the commercial paper market, and we instead borrowed under our revolving credit agreements. During the third quarter of fiscal 2020, the commercial paper market stabilized, and we are currently using a combination of commercial paper and revolving credit facility borrowings to meet our U.S. cash needs. We generally reduce our commercial paper balance and, if applicable, borrowings under the Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate funds or to access additional debt under our revolving credit facilities. As of September 30, 2020, there were no borrowings either on the JPM Credit Agreement or the Canadian Credit Agreement. As of September 30, 2020, our borrowings under the Euro Credit Agreement totaled $148 million, and we had $14 million of commercial paper outstanding.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt.

In light of the uncertain economic environment created by the COVID-19 pandemic, among other actions we have taken to preserve our liquidity position, we have deferred capital spending where practicable and delayed spending on some of our growth projects. In addition, during the second quarter of fiscal 2020, we temporarily suspended our share repurchase activity.

Although we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, we are actively managing the business to maintain cash flow and we anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our Credit Agreements and our commercial paper program to meet our operational and capital investment needs and financial obligations for the foreseeable future. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $377 million in fiscal 2020. Operating activities provided $363 million and $298 million of cash in fiscal 2019 and in fiscal 2018, respectively.

Cash provided by operating activities in fiscal 2020 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $158 million, the Marshall Mine loss on sale and asset impairment of $129 million, and a deferred tax provision of $130 million which was primarily driven by a change in our tax valuation allowance. In addition, cash provided by operating activities benefited from lower net working capital balances, including a decrease in Accounts and notes receivable of $126 million, and a decrease in our Inventories of $114 million, partially offset by a decrease in Accounts payable and accrued liabilities of $55 million.

Cash provided by operating activities in fiscal 2019 was driven primarily by business earnings excluding the non-cash impacts of depreciation and amortization of $148 million, the loss on the sale and asset impairment of the Specialty Fluids business of $29 million, a deferred tax benefit of $27 million, and the impairment of our investment in our Venezuelan equity affiliate of $11 million. In addition, cash provided by operating activities benefited from a decrease in Accounts and notes receivable of $73 million, a decrease in our Inventories of $27 million and a decrease in Prepaid expense and other current assets of $18 million, partially offset by a decrease in Accounts payable and accrued liabilities of $75 million and a decrease in Other liabilities of $37 million.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of September 30, 2020, we had $9 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to our global restructuring activities. We made cash payments of $16 million during fiscal 2020. We expect to make additional cash payments of approximately $8 million in fiscal 2021 and $6 million thereafter.

Litigation Matters and Environmental Reserves —As of September 30, 2020, we had a $24 million reserve for existing and future respirator claims that we expect to pay over multiple years. During fiscal 2020, we settled a large group of respirator claims for $65.2 million. We paid $32.6 million related to these settled claims during fiscal 2020, and the remaining $32.6 million payable was paid in the first quarter of fiscal 2021. Additionally, as of September 30, 2020, we had a $7 million reserve for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Cash payments related to these environmental matters were $7 million in fiscal 2020. We also have other lawsuits, claims and contingent liabilities arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $288 million of cash in fiscal 2020 compared to $94 million in fiscal 2019 and $246 million in fiscal 2018. In fiscal 2020, the use of cash by investing activities primarily consisted of $200 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures in Reinforcement Materials and Performance Chemicals, $84 million, net of cash acquired, for the SUSN acquisition in April 2020 and an $8 million payment for the plant that we acquired from NSCC in September 2018.

In fiscal 2019, the use of cash by investing activities was primarily driven by capital expenditures of $224 million, partially offset by proceeds from the sale of the Specialty Fluids business of $135 million.

Capital expenditures for fiscal 2021 are expected to be between $175 million and $200 million. Our planned capital spending program for fiscal 2021 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Performance Chemicals.

Cash Flows from Financing Activities

Financing activities consumed $132 million of cash in fiscal 2020 compared to $236 million in fiscal 2019 and $141 million in fiscal 2018. The use of cash by financing activities in fiscal 2020 primarily consisted of dividend payments to stockholders of $80 million, share repurchases of $44 million, dividend payments to noncontrolling interests of $26 million, the repayment of $16 million of long-term debt and the net repayment of $19 million of commercial paper, partially offset by the net proceeds from borrowings under our revolvers of $50 million, which includes proceeds of $444 million less repayments of $394 million.

The use of cash by financing activities in fiscal 2019 primarily consisted of the net repayment of $216 million of commercial paper, share repurchases of $173 million, dividend payments to stockholders of $80 million, the repayment of $75 million of long-term debt, the redemption of $25 million of preferred stock held by our former partner in the NHUMO, S.A. de C.V. joint venture, and dividend payments of $23 million to noncontrolling interests, partially offset by the proceeds from the issuance of our registered notes and borrowing under our European revolver in the aggregate of $352 million.

At September 30, 2020, we had $1.3 billion of availability under our Credit Agreements. Although we typically have an outstanding commercial paper balance during the quarter, we generally reduce the balance at quarter-end through cash receipts from collections, settlement of intercompany balances and short-term intercompany loans. There was $14 million and $33 million of commercial paper outstanding at September 30, 2020 and 2019, respectively.

Our long-term total debt, of which $7 million is current, matures at various times as presented in Note J of our Notes to the Consolidated Financial Statements. The weighted-average interest rate on our fixed rate long-term debt was 3.85% as of September 30, 2020.

Share Repurchases

In fiscal 2018, our Board of Directors’ authorized us to repurchase up to 10 million shares of common stock. We repurchased 0.9 million shares of our common stock on the open market for $39 million during fiscal 2020 prior to suspending our share repurchase activity for the remainder of fiscal 2020. During fiscal 2019, we repurchased 3.6 million shares of our common stock on the open market for $167 million. Additionally, during both fiscal 2020 and 2019, we repurchased 0.1 million shares of our common stock associated with employee tax obligations on stock-based compensation awards for $5 million and $6 million, respectively. As of September 30, 2020, we had approximately 5 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend Payments

In fiscal 2020 and fiscal 2019, we paid cash dividends on our common stock of $1.40 and $1.36 per share, respectively. These cash dividend payments totaled $80 million in both fiscal 2020 and fiscal 2019.

Employee Benefit Plans

As of September 30, 2020, we had a consolidated pension obligation, net of the fair value of plan assets, of $77 million, comprised of $30 million for pension benefit plan liabilities and $47 million for postretirement benefit plan liabilities.

The $30 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(In millions)
Fair value of plan assets	$96	$204	$300
Benefit obligation	99	231	330
Funded (unfunded) status	$(3)	$(27)	$(30)

In fiscal 2020, we made cash contributions totaling $7 million to our pension benefit plans. In fiscal 2021, we expect to make cash contributions of $5 million to our pension plans.

The $47 million of unfunded postretirement benefit plan liabilities is comprised of $27 million for our U.S. and $20 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2020, we paid postretirement benefits of $3 million. For fiscal 2021, our benefit payments for our postretirement plans are expected to be $4 million.

In fiscal 2019, our Board of Directors approved a resolution to terminate the U.S. pension plan. We commenced the U.S. plan termination process during the third quarter of 2019 and completed the transfer of the U.S. plan’s assets to participants during the first quarter of 2021. The pension liability was settled through a combination of lump-sum payments and purchased annuities, neither of which required an additional cash contribution. In fiscal 2020, we recognized a settlement loss of $3 million related to lump-sum payments made to participants who elected this option, which was recorded in Other income (expense) in the Consolidated Statements of Operations. In the first quarter of 2021, we will recognize an additional $6 million settlement loss in Other income (expense) related to the final asset transfers through purchased annuities.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Purchase commitments	$169	$154	$121	$120	$121	$1,243	$1,928
Long-term debt	4	365	—	148	—	558	1,075
Fixed interest on long-term debt	35	35	21	21	21	58	191
Variable interest on long-term debt	2	2	2	1	—	—	7
Finance leases(1)	5	4	4	4	4	19	40
Operating leases(1)	17	12	11	10	9	67	126
Total	$232	$572	$159	$304	$155	$1,945	$3,367

(1)	Lease liabilities include interest.

Purchase Commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers for all of our business segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments. We have also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $14 million as of September 30, 2020, the majority of which is expected to be paid within the next 5 years.

Leases

We have entered into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and nineteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. Our land leases have remaining lease terms up to seventy years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or liability position as of September 30, 2020. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit or repayment risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. We have cross-currency swaps designated as hedges of our net investments in certain Euro denominated subsidiaries. The following table summarizes the principal terms of our cross-currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2020.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2020
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$(1) million

We also have foreign currency exposures arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2020, we had $54 million in notional foreign currency contracts, which were denominated in Canadian dollar, Indonesian rupiah and Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2020.

In certain situations where we have forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

The primary currencies for which we have exchange rate exposure are the Euro, Japanese Yen, Chinese Yuan, Brazilian Real, Columbian Peso and Argentine Peso. In fiscal 2020, foreign currency translations in the aggregate did not have a material impact on our business segment EBIT. We recognized a net foreign exchange loss of $6 million in Other income (expense) in fiscal 2020 from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine Peso, Brazilian Real, Czech Koruna and Indonesian Rupiah, partially offset by favorable movements in the Colombian Peso during the year.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2020	2019	2018
	(In millions, except per share amounts)
Net sales and other operating revenues	$2,614	$3,337	$3,242
Cost of sales	2,114	2,652	2,470
Gross profit	500	685	772
Selling and administrative expenses	292	290	308
Research and technical expenses	57	60	66
Specialty Fluids loss on sale and asset impairment charge (Note D)	1	29	—
Marshall Mine loss on sale and asset impairment charge (Note D)	129	—	—
Purification Solutions long-lived assets impairment charge (Note G)	—	—	162
Purification Solutions goodwill impairment charge (Note G)	—	—	92
Income (loss) from operations	21	306	144
Interest and dividend income	8	9	10
Interest expense	(53)	(59)	(54)
Other income (expense)	(9)	(1)	17
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	(33)	255	117
(Provision) benefit for income taxes	(191)	(70)	(193)
Equity in earnings of affiliated companies, net of tax	3	1	2
Net income (loss)	(221)	186	(74)
Net income (loss) attributable to noncontrolling interests, net of tax of $4, $6 and $10	17	29	39
Net income (loss) attributable to Cabot Corporation	$(238)	$157	$(113)

Weighted-average common shares outstanding:
Basic	56.6	58.7	61.7
Diluted	56.6	58.8	61.7

Earnings per common share:
Basic	$(4.21)	$2.64	$(1.85)
Diluted	$(4.21)	$2.63	$(1.85)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2020	2019	2018
	(In millions)
Net income (loss)	$(221)	$186	$(74)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	42	(69)	(64)
Unrealized holding gains (losses) arising during the period, net of tax	—	—	(1)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(5)	(4)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	2	1	1
Pension and other postretirement benefit liability adjustments, net of tax	9	(5)	5
Specialty Fluids divestiture	—	(3)	—
Other comprehensive income (loss)	48	(80)	(62)
Comprehensive income (loss)	(173)	106	(136)
Net income (loss) attributable to noncontrolling interests, net of tax	17	29	39
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	5	(6)	(4)
Comprehensive income (loss) attributable to noncontrolling interests	22	23	35
Comprehensive income (loss) attributable to Cabot Corporation	$(195)	$83	$(171)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2020	2019
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$151	$169
Accounts and notes receivable, net of reserve for doubtful accounts of $2 and $3	418	530
Inventories	359	466
Prepaid expenses and other current assets	50	45
Total current assets	978	1,210
Property, plant and equipment	3,686	3,546
Accumulated depreciation	(2,372)	(2,198)
Net property, plant and equipment	1,314	1,348
Goodwill	134	90
Equity affiliates	39	39
Intangible assets, net	103	96
Deferred income taxes	53	163
Other assets	160	58
Total assets	$2,781	$3,004

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2020	2019
	(In millions, except share and per share amounts)
Current liabilities:
Short-term borrowings	$14	$33
Accounts payable and accrued liabilities	488	537
Income taxes payable	20	22
Current portion of long-term debt	7	7
Total current liabilities	529	599
Long-term debt	1,094	1,024
Deferred income taxes	58	41
Other liabilities	286	206
Commitments and contingencies (Note U)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,616,030 and 57,250,454 shares, Outstanding: 56,466,638 and 57,080,589 shares	57	57
Less cost of 149,392 and 169,865 shares of common treasury stock	(4)	(5)
Additional paid-in capital	—	—
Retained earnings	989	1,337
Accumulated other comprehensive income (loss)	(351)	(391)
Total Cabot Corporation stockholders’ equity	691	998
Noncontrolling interests	123	136
Total stockholders’ equity	814	1,134
Total liabilities and stockholders’ equity	$2,781	$3,004

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2020	2019	2018
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(221)	$186	$(74)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	158	148	149
Marshall Mine loss on sale and asset impairment charge	129	—	—
Specialty Fluids loss on sale and asset impairment charge	—	29	—
Impairment of investment in equity affiliate	—	11	—
Long-lived asset impairment charge	—	—	162
Goodwill impairment charge	—	—	92
Deferred tax provision (benefit)	130	(27)	91
Employee benefit plan settlement	4	7	—
Gain on sale of land	—	—	(39)
Gain on sale of investments	—	—	(10)
Equity in net income of affiliated companies	(3)	(1)	(2)
Non-cash compensation	9	11	22
Other non-cash (income) expense	8	(3)	16
Cash dividends received from equity affiliates	1	2	9
Changes in assets and liabilities:
Accounts and notes receivable	126	73	(127)
Inventories	114	27	(105)
Prepaid expenses and other current assets	(7)	18	(27)
Accounts payable and accrued liabilities	(55)	(75)	122
Income taxes payable	(5)	(6)	7
Other liabilities	(11)	(37)	12
Cash provided by operating activities	377	363	298

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(200)	(224)	(229)
Proceeds from sale of business	—	135	—
Cash paid for acquisition of business, net of cash acquired of $1, $— and $1	(92)	(3)	(64)
Proceeds from the sale of land	—	—	39
Proceeds from sales of investments	—	—	11
Other	4	(2)	(3)
Cash used in investing activities	(288)	(94)	(246)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	29	—
Repayments under financing arrangements	—	(29)	(4)
Increase (decrease) in short-term borrowings, net	—	—	(4)
Proceeds from (repayments of) issuance of commercial paper, net	(19)	(216)	249
Proceeds from long-term debt, net of issuance costs	444	352	90
Repayments of long-term debt	(410)	(75)	(251)
Repayments of redeemable preferred stock	—	(25)	—
Purchases of common stock	(44)	(173)	(142)
Proceeds from sales of common stock	3	4	22
Cash dividends paid to noncontrolling interests	(26)	(23)	(21)
Cash dividends paid to common stockholders	(80)	(80)	(80)
Cash used in financing activities	(132)	(236)	(141)
Effects of exchange rate changes on cash	25	(39)	(16)
Increase (decrease) in cash and cash equivalents	(18)	(6)	(105)
Cash and cash equivalents at beginning of year	169	175	280
Cash and cash equivalents at end of year	$151	$169	$175

Non-cash investing activities and supplemental cash flow information:
Additions to property, plant and equipment included in Accounts payable and accrued liabilities	$29	$23	$29
Income taxes paid	$71	$99	$84
Interest paid	$48	$47	$47

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2017	61,884	$56	$—	$1,707	$(259)	$1,504	$121	$1,625
Net income (loss)				(113)		(113)	39	(74)
Total other comprehensive income (loss)					(58)	(58)	(4)	(62)
Acquisition of noncontrolling interest			(1)			(1)	1	—
Cash dividends declared to noncontrolling interests						—	(32)	(32)
Cash dividends paid to common stockholders, $1.29 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	733		22			22		22
Amortization of share-based compensation			22			22		22
Purchase and retirement of common stock	(2,250)	(2)	(43)	(97)		(142)		(142)
Balance at September 30, 2018	60,367	54	—	1,417	(317)	1,154	125	1,279
Net income (loss)				157		157	29	186
Total other comprehensive income (loss)					(74)	(74)	(6)	(80)
Acquisition of noncontrolling interest			(1)			(1)	1	—
Cash dividends declared to noncontrolling interests						—	(13)	(13)
Cash dividends paid to common stockholders, $1.36 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	483	2	2			4		4
Amortization of share-based compensation			11			11		11
Purchase and retirement of common stock	(3,769)	(4)	(12)	(157)		(173)		(173)
Balance at September 30, 2019	57,081	52	—	1,337	(391)	998	136	1,134
Net income (loss)				(238)		(238)	17	(221)
Adoption of accounting standards				3	(3)	—		—
Total other comprehensive income (loss)					43	43	5	48
Cash dividends declared to noncontrolling interests						—	(35)	(35)
Cash dividends paid to common stockholders, $1.40 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	330	2	1			3		3
Amortization of share-based compensation			9			9		9
Purchase and retirement of common stock	(944)	(1)	(10)	(33)		(44)		(44)
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note A. Significant Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below.

Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

Effective October 1, 2019, the Company adopted the accounting standard for leases issued by the Financial Accounting Standards Board (“FASB”) in February 2016.

As discussed in Note C, effective April 1, 2020, the Company acquired Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), a leading carbon nanotube producer. The results of operations, and cash flows of SUSN are included in the Company’s consolidated financial statements from the date of acquisition.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2020, has determined that they are readily convertible to cash.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the first-in, first-out method.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. In the second quarter of fiscal 2019, the Company recorded an impairment charge of $11 million related to its Venezuelan equity investment, which is included in Other income (expense) within the Consolidated Statements of Operations. Refer to Note M for details related to the impairment charge. At both September 30, 2020 and 2019, Cabot had equity affiliate investments of $39 million. Dividends declared and received from these investments were $3 million, $4 million and $9 million in fiscal 2020, 2019 and 2018, respectively.

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

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds, and specialty carbons product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of September 30, 2020.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The fair value is also benchmarked against the value calculated from a market approach using the guideline public company method. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. Based on the Company’s most recent annual goodwill impairment test performed as of August 31, 2020, the fair values of the Reinforcement Materials, Fumed Metal Oxides, Specialty Compounds, and Specialty Carbons reporting units were substantially in excess of their carrying values. Refer to Note G for details on the Purification Solutions goodwill impairment test and the resulting impairment charge recorded in the second quarter of fiscal 2018.

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

Cabot capitalizes interest costs when they are part of the cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2020, 2019 and 2018, Cabot capitalized $2 million, $4 million and $2 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. In certain instances, Cabot has not recorded a reserve for AROs because the timing of disposal of the underlying asset is unknown. The ARO reserves were $18 million and $26 million at September 30, 2020 and 2019, respectively, and are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets. The decrease in the ARO reserve was due to the sale of Marshall Mine on September 30, 2020.

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

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; (ii) income taxes upon future repatriation of unremitted earnings from non-U.S. subsidiaries that are not indefinitely reinvested; and (iii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of Other comprehensive income (loss). In fiscal 2020, 2019 and 2018, net foreign currency transaction loss of $6 million, gain of less than $1 million, and loss of $4 million, respectively, are included in Other income (expense) in the Consolidated Statements of Operations.

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

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 34 million Chinese Renminbi (“RMB”) ($5 million) and 30 million RMB ($4 million) as of September 30, 2020 and 2019, respectively, and are included in Accounts and notes receivable on the Company’s Consolidated Balance Sheets. Cabot periodically sells a portion of these bank notes and other customer receivables at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with these notes or other customer receivables after the sale. The difference between the proceeds from the sale and the carrying value of these assets is recognized as a loss on the sale of receivables and is included in Other income (expense) in the accompanying Consolidated Statements of Operations. During fiscal 2020, 2019 and 2018, the Company recorded charges of $2 million, $3 million, and $3 million, respectively, for the sale of these assets.

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

       Accumulated Other Comprehensive Income (Loss)

AOCI, which is included as a component of stockholders’ equity, includes unrealized gains or losses on derivative instruments, currency translation adjustments in foreign subsidiaries and minimum pension liability adjustments.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note B. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued a new standard for the accounting for leases. This standard requires lessees to recognize assets and liabilities for most leases, including operating leases that were previously not recorded on the balance sheet, and recognize expenses on their income statements in a manner that is similar to the historical accounting treatment for leases. The

Company adopted the standard on October 1, 2019 using the modified retrospective optional transition method. Accordingly, leases in the prior period continue to be reported and disclosed in accordance with the Company’s historical accounting treatment. The Company elected the package of practical expedients that permits the Company to not reassess the identification, classification and initial direct costs of leases commencing before the October 1, 2019 effective date and to exclude short-term leases from the balance sheet. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases or the practical expedient to not separate lease and non-lease components to existing leases, as well as new leases, through transition. The Company allocates the total consideration to the lease components and non-lease components on an observable stand-alone price basis to all asset classes.

Adoption of the new lease standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities of $106 million and $111 million, respectively, as of October 1, 2019. Refer to Note T for further details regarding the balance sheet classification of these items. The difference between the operating lease ROU assets and operating lease liabilities reflects the reclassification of historical deferred rent balances of $5 million. The effects of transition to the new standard resulted in no cumulative adjustment to retained earnings in the period of adoption. The standard did not materially impact the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The new standard did not have a material impact on the Company’s liquidity or debt-covenant compliance as of adoption.

In February 2018, the FASB issued a new standard that allows entities to reclassify AOCI to Retained earnings stranded tax effects resulting from changes made as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). The Company adopted this standard on October 1, 2019 which resulted in the reclassification of a $2 million net gain from AOCI to Retained earnings. The reclassification was primarily related to the Company’s pension plans and derivative instruments.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued a new standard on measurement of credit losses. The standard introduces a new "expected loss" impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. The new standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted this standard on October 1, 2020. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

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

Note C. Acquisitions

NSCC Carbon (Jiangsu) Co. Ltd

In September 2018, the Company acquired NSCC Carbon, a carbon black manufacturing facility in Pizhou, Jiangsu Province, China for a purchase price of $8 million, subject to the achievement of certain milestones. The purchase price conditions were satisfied in September 2019 and the purchase price was paid in the first quarter of fiscal 2020. The Company has commenced plans to modify this facility to produce specialty carbons and therefore the plant is temporarily mothballed. The modifications are expected to be completed, and production is expected to commence, in fiscal 2022. Transition-related costs associated with this acquisition were $2 million and $4 million during fiscal 2020 and 2019, respectively.

Shenzhen Sanshun Nano New Materials Co., Ltd

On April 1, 2020, the Company purchased Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), a leading carbon nanotube producer, for a purchase price of $100 million, consisting of: (i) cash consideration of $84 million, net of $1 million acquired (ii) contingent consideration of $3 million to be paid over the two-year period ending March 31, 2022 upon the satisfaction of certain milestones, and (iii) the assumed debt of $13 million. The debt the Company assumed in the transaction was repaid in June 2020. The operating results of SUSN were included in the results of the Company's Performance Chemicals segment beginning in the third quarter of fiscal 2020, and revenue totaled $12 million in the second half of fiscal 2020.

The Company incurred acquisition and integration costs of $3 million through September 30, 2020 associated with the transaction, which are included in Selling and administrative expenses and Cost of sales in the Consolidated Statements of Operations.

The final allocation of the purchase price set forth below was based on estimates of the fair value of assets acquired and liabilities assumed as of April 1, 2020.

(In millions)
Assets
Cash	$1
Accounts Receivable	8
Inventories	4
Prepaid expenses and other current assets	2
Property, plant and equipment	38
Intangible assets	15
Goodwill	45
Deferred tax asset	1
Other assets	2
Total assets acquired	116

Liabilities
Accounts payable and accrued liabilities	(12)
Long-term debt	(13)
Other liabilities	(6)

Total liabilities assumed	(31)

Cash consideration paid	$85

As part of the purchase price allocation, the Company determined the separately identifiable intangible assets are comprised of developed technologies of $9 million, which will be amortized over ten years, customer relationships of $4 million, which will be amortized over twenty years, and trademarks of $2 million, which will be amortized over ten years. The Company estimated the fair values of the identifiable acquisition-related intangible assets based on projections of cash flows that will arise from those assets. The projected cash flows were discounted to determine the fair value of the assets at the date of acquisition. The determination of the fair value of the intangible assets acquired required the use of judgment with regard to assumptions in the discounted cash flow model used and determination of the useful lives of the developed technologies, customer relationships and trademarks.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition will not be deductible for tax purposes.

Note D. Divestitures

Sale of Specialty Fluids Business

In June 2019, the Company completed the sale of its Specialty Fluids business, an operating segment of the Company, to Sinomine for total proceeds of $133 million. The Company recognized a pre-tax loss on the sale of the Specialty Fluids business of $9 million in fiscal 2019 and a $20 million impairment charge during the second quarter of fiscal 2019. The sale was subject to customary post-closing adjustments, which were finalized during the second quarter of fiscal 2020 and resulted in an additional pre-tax loss on sale of $1 million. The sale of the Specialty Fluids business did not meet the criteria to be reported as a discontinued operation as it did not constitute a significant strategic business shift for the Company, and has no major effect on operations.

Sale of Marshall Mine

On September 30, 2020, the Company entered into an agreement to sell its lignite mine located in Marshall, Texas to ADA Carbon Solutions, LLC (“ADACS”) for a nominal amount. As part of the transaction, the Company agreed to fund a portion of the costs ADACS expects to incur to close the mine and included $9 million for these costs in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets. The Company expects the majority of these costs to be paid within the next five years. At the same time, Cabot idled its activation kilns at its manufacturing facility in Marshall, Texas. The Company will continue certain operational activities including washing of activated carbon, as well as packaging and warehousing operations at its Marshall facility. The Company recognized a pre-tax loss on the sale of the mine of $67 million and an impairment charge to certain idled fixed assets of $62 million.

In conjunction with the sale, the Company entered into a long-term supply agreement with ADACS, a producer of lignite-based activated carbon. ADACS will manufacture and supply the Purification Solutions business proprietary portfolio of lignite-based activated carbon products exclusively to the Company.

Note E. Inventories

Inventories, net of obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2020	2019
	(In millions)
Raw materials	$82	$107
Finished goods	225	305
Other(1)	52	54
Total	$359	$466

(1)            Other inventory is comprised of certain spare parts and supplies.

Cabot periodically reviews inventory for both obsolescence and loss of value. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. At September 30, 2020 and 2019, total inventory reserves were $28 million and $29 million, respectively.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2020	2019
	(In millions)
Land and land improvements	$111	$144
Buildings	552	524
Machinery and equipment	2,589	2,369
Other	244	247
Construction in progress	190	262
Total property, plant and equipment	3,686	3,546
Less: Accumulated depreciation	(2,372)	(2,198)
Net property, plant and equipment	$1,314	$1,348

Depreciation expense was $151 million for fiscal 2020 and $142 million for each of fiscal 2019 and 2018.

Note G. Purification Solutions Goodwill and Long-Lived Assets Impairment Charges

During the second quarter of fiscal 2018, the Company performed a long-lived asset impairment test and quantitative goodwill impairment test, which determined that the estimated fair value of the Purification Solutions reporting unit was lower than the reporting unit's carrying value. The Company recorded impairment charges relating to the goodwill and long-lived assets of the Purification Solutions reporting unit, and an associated deferred tax benefit, in the Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2018
(In millions)
Purification Solutions goodwill impairment charge	$92
Purification Solutions long-lived assets impairment charge	162
Benefit for income taxes	(30)
Impairment charges, after tax	$224

Prior to determining the goodwill impairment charge, the Company recorded an inventory reserve adjustment of $13 million in Cost of sales in the Consolidated Statements of Operations.

Cabot will continue to monitor for events or changes in business circumstances that may indicate that the remaining carrying value of the asset group may not be recoverable.

Note H. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended September 30, 2020 are as follows:

	Reinforcement Materials	Performance Chemicals	Total (2)
	(In millions)
Balance at September 30, 2019	$50	$40	90
Goodwill acquired(1)	—	45	45
Foreign currency impact	(4)	3	(1)
Balance at September 30, 2020	$46	$88	$134

(1)	Consists of goodwill acquired in the acquisition of SUSN as described in Note C.
(2)

The Company incurred $444 million accumulated impairment losses associated with the goodwill of the Purification Solutions segment as of both September 30, 2020 and 2019. There were no accumulated impairment losses associated with the goodwill of the Reinforcement Materials or Performance Chemicals segments.

The following table provides information regarding the Company’s intangible assets:

	September 30, 2020			September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$60	$(8)	$52	$50	$(5)	$45
Trademarks	11	(1)	10	8	—	8
Customer relationships	56	(15)	41	57	(14)	43
Total intangible assets(1)	$127	$(24)	$103	$115	$(19)	$96

(1)            Total intangible assets as of September 30, 2020 includes $15 million of intangible assets from the acquisition of SUSN as described in Note C.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of 18 years. Amortization expense for fiscal 2020, 2019 and 2018 was $7 million, $6 million and $7 million, respectively, and is included in Cost of sales, Selling and administrative expenses, and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

Note I. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2020	2019
	(In millions)
Accounts payable	$316	$390
Accrued employee compensation	46	51
Accrued legal expenses(1)	38	6
Other accrued liabilities	88	90
Total	$488	$537

(1)

Accrued legal expenses as of September 30, 2020 includes the $32.6 million accrued liability payable under the settlement agreement discussed in Note U, which was paid in the first quarter of fiscal 2021.

Other long-term liabilities consist of the following:

	September 30
	2020	2019
	(In millions)
Employee benefit plan liabilities	$92	$91
Operating lease liabilities	89	—
Non-current tax liabilities	9	12
Other accrued liabilities	96	103
Total	$286	$206

Note J. Debt and Other Obligations

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2020	2019
	(In millions)
Variable Rate Debt:
Revolving Credit Facility, expires fiscal 2023	$—	$—
Revolving Credit Facility - Canada, expires fiscal 2021	—	43
Revolving Credit Facility - Euro, expires fiscal 2024	148	56
Total variable rate debt	148	99
Fixed Rate Debt:
3.7% Notes due fiscal 2022	350	350
3.4% Notes due fiscal 2026	250	250
4.0% Notes due fiscal 2029	300	300
Medium Term Notes:
Notes due fiscal 2022, 8.34% — 8.47%	15	15
Notes due fiscal 2028, 6.57% — 7.28%	8	8
Total Medium Term Notes	23	23
Chinese Renminbi Debt, due fiscal 2020, 4.35%	—	4
Chinese Renminbi Debt, due fiscal 2021, 4.35%	4	—
Total fixed rate debt	927	927
Finance lease obligations (Note T)	31	12
Unamortized debt issuance costs and debt discount	(5)	(7)
Total debt	1,101	1,031
Less current portion of long-term debt	(7)	(7)
Total long-term debt	$1,094	$1,024

Revolving Credit Facility, expiring fiscal 2023— In October 2015, the Company entered into a revolving credit agreement with a loan commitment not to exceed $1 billion. The amount available for borrowing under the revolving credit agreement was $986 million as of September 30, 2020, and the weighted average interest rate on the outstanding balance during the year was 1.24%. The revolving credit agreement, which matures on October 23, 2022, supports the Company’s commercial paper program. Borrowings may be used for working capital, letters of credit and other general corporate purposes. The revolving credit agreement contains affirmative and negative covenants, a single financial covenant (consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement) and events of default customary for financings of this type.

Revolving Credit Facility-Canada expiring fiscal 2021—In September 2018, a Canadian subsidiary entered into a revolving credit agreement with a loan commitment not to exceed 100 million U.S. dollars. The amount available for borrowing under this revolving credit agreement was $100 million as of September 30, 2020, and the weighted average interest rate on the outstanding balance during the year was 0.68%. The revolving credit agreement, which matures on September 24, 2021, subject to the right to request a one-year extension, may be used for working capital, capital expenditures and other general corporate purposes. The revolving credit agreement is guaranteed by Cabot Corporation.

Revolving Credit Facility-Euro, expiring fiscal 2024—In May 2019, several subsidiaries entered into a revolving credit agreement with a loan commitment not to exceed 300 million Euros. The amount available for borrowing under this revolving credit agreement was $204 million as of September 30, 2020, and the weighted average interest rate on the outstanding balance during the year was 1.90%. The revolving credit agreement, which matures on the earlier of (i) May 22, 2024 and (ii) the date of maturity, termination or expiration of the corporate revolving credit facility, may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of the Company’s foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company. The Company paid debt issuance costs of $1 million upon entering the agreement, which are being amortized over the life of the revolver.

Debt Covenants - As of September 30, 2020, the Company was in compliance with its debt covenants under the Credit Agreements, which, with limited exceptions, generally require the Company to comply on a quarterly basis with a leverage test requiring a ratio consolidated total debt to consolidated EBITDA for the four quarters then ending not to exceed 3.50 to 1.00. The Company amended the Credit Agreements as of June 8, 2020 to, among other things: (a) set the consolidated total debt to consolidated EBITDA ratio at 4.50 to 1.00 for the fiscal quarters ending September 30, 2020 through June 30, 2021, and (b) reduce the lien basket for other permitted liens securing Indebtedness (as defined in the Credit Agreements) in an aggregate amount at any time outstanding from 10% to 5% of Consolidated Tangible Net Worth (as defined in the Credit Agreements), at any time through and including June 30, 2021.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of both September 30, 2020 and 2019.

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

Medium Term Notes—At both September 30, 2020 and 2019, there were $23 million, of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 4 years with a weighted average interest rate of 7.96%.

Finance Lease obligations—See Note T for a discussion of the Company’s leases.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented separately in Note T, due in each of the five years from fiscal 2021 through 2025 and thereafter are as follows:

Years Ending September 30	Principal Payments on Long-Term Debt
(In millions)
2021	$4
2022	365
2023	—
2024	148
2025	—
Thereafter	558
Total	$1,075

Standby letters of credit—At September 30, 2020, the Company had provided standby letters of credit that were outstanding and not drawn totaling $6 million, which expire through fiscal 2022.

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

There was an outstanding balance of commercial paper of $14 million as of September 30, 2020 with a weighted average interest rate of 0.28% and an outstanding balance of $33 million as of September 30, 2019 with a weighted average interest rate of 2.27%.

Redeemable Preferred Stock

In November 2013, the Company purchased all of its joint venture partner’s common stock in the former NHUMO, S.A. de C.V. (“NHUMO”) joint venture. At the close of the transaction, NHUMO issued redeemable preferred stock to the joint venture partner with a repurchase value of $25 million and a fixed dividend rate of 6% per annum. In November 2018, the Company repurchased the preferred stock for $25 million and paid a final dividend payment of $1.4 million.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2020 or 2019.

At both September 30, 2020 and 2019, Cabot had derivatives relating to foreign currency risks carried at fair value. At September 30, 2020, the fair value of these derivatives was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. At September 30, 2019, the fair value of these derivatives was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At September 30, 2020 and 2019, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $11 million and $10 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At both September 30, 2020 and 2019, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.18 billion, respectively, as of September 30, 2020 and $1.03 billion and $1.10 billion, respectively, as of September 30, 2019. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2020 and 2019.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both September 30, 2020 and 2019, there were no derivatives held to manage interest rate risk.

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

The following table provides details of the derivatives held as of September 30, 2020 and 2019 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2020	September 30, 2019	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts(1)	N/A	USD 54 million	USD 54 million	No designation

(1)

As of September 30, 2020, Cabot’s forward foreign exchange contracts were denominated in Canadian dollar, Indonesian rupiah and Czech koruna. As of September 30, 2019, Cabot’s forward foreign exchange contracts were denominated in British pound, Canadian dollar, Indonesian rupiah and Czech koruna.

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

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. During both fiscal 2020 and fiscal 2019, the Company received net cash interest of $4 million. As of September 30, 2020, the fair value of these swaps was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other liabilities, and the cumulative gain of $2 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2019, the fair value of these swaps was a net asset of $1 million and was included in Prepaid expenses and other current assets and Other assets, and the cumulative gain of $5 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Years Ended September 30
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Description	Gain/(Loss) Recognized in AOCI			(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations			(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$1	$23	$(2)	$(5)	$(5)	$(5)	$2	$1	$2

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

At both September 30, 2020 and 2019, the fair value of derivative instruments not designated as hedges were a nominal amount. At both September 30, 2020 and 2019, these instruments were presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

The Company’s income from operations was not significantly impacted from this change since the operating entity’s sales and a portion of its raw material purchases were already denominated in U.S. dollars. The operating entity’s net revenue represented 2%, 3%, and 2% of Cabot’s total net revenue for fiscal 2020, 2019, and 2018 respectively.

The operating entity’s assets and liabilities held in local currency, which consist primarily of cash and cash equivalents, inventories, property, plant and equipment and accounts payable and accrued liabilities, made up less than 2% of Cabot’s total assets and total liabilities at both September 30, 2020, and 2019. Changes in the Argentine peso exchange rate result in foreign currency exchange gains or losses on the operating entity’s peso-denominated monetary assets and liabilities. For fiscal 2020, 2019, and 2018, the Company recorded a net loss of $2 million, net gain of $2 million, and net gain of $3 million, respectively, within Other

(income) expense in the Consolidated Statements of Operations, which reflects the remeasurement of the operating entity’s monetary assets and liabilities denominated in Argentine pesos using an exchange rate of 76.12, 57.32, and 39.70 Argentine pesos to the U.S. dollar at September 30, 2020, 2019, and 2018, respectively.

Venezuela

Cabot owns 49% of a carbon black operating entity in Venezuela, which is accounted for as an equity affiliate, through wholly-owned subsidiaries that carry the investment and receive its dividends. While the operating entity had historically been profitable, it has not been operational in recent periods due to a lack of available raw materials. As such, in fiscal 2019, the Company performed an impairment analysis and determined that the decrease in fair value of the Venezuelan equity investment is other-than-temporary and that the investment is fully impaired. The Company recorded an impairment charge of $11 million in the second quarter of fiscal 2019, which is included in Other income (expense) within the Consolidated Statements of Operations. During the fourth quarter of fiscal 2020, the Venezuela entity was temporarily operational due to availability of raw materials.

Note N. Employee Benefit Plans

The information below provides detail concerning the Company’s benefit obligations under the defined benefit and postretirement benefit plans it sponsors.

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $99 million for the U.S. defined benefit plans and $215 million for the foreign plans as of September 30, 2020 and $157 million for the U.S. defined benefit plans and $205 million for the foreign plans as of September 30, 2019.

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2020		2019		2020		2019
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$157	$220	$143	$373	$28	$20	$29	$19
Service cost	1	5	1	7	—	—	—	—
Interest cost	4	3	5	5	1	—	1	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	7	—	(13)	—	—	—	(1)
Loss from changes in actuarial assumptions and plan experience	2	5	21	—	1	—	1	2
Benefits paid	(7)	(8)	(11)	(7)	(3)	—	(3)	(1)
Settlements or curtailments	(57)	(2)	(1)	(134)	—	—	—	—
Divestiture of Specialty Fluids	—	—	—	(13)	—	—	—	—
Other	(1)	—	(1)	1	—	—	—	—
Benefit obligation at end of year	$99	$231	$157	$220	$27	$20	$28	$20

	Years Ended September 30
	2020		2019		2020		2019
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$151	$195	$149	$323	$—	$—	$—	$—
Actual return on plan assets	9	7	14	17	—	—	—	—
Employer contribution	1	6	1	7	3	—	3	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	5	—	(11)	—	—	—	—
Benefits paid	(7)	(8)	(11)	(7)	(3)	—	(3)	(1)
Settlements	(57)	(2)	(1)	(124)	—	—	—	—
Divestiture	—	—	—	(10)	—	—	—	—
Expenses paid from assets	(1)	—	(1)	(1)	—	—	—	—
Fair value of plan assets at end of year	$96	$204	$151	$195	$—	$—	$—	$—
Funded status	$(3)	$(27)	$(6)	$(25)	$(27)	$(20)	$(28)	$(20)
Recognized asset (liability)	$(3)	$(27)	$(6)	$(25)	$(27)	$(20)	$(28)	$(20)

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	2020		2019		2018
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.1%	1.7%	2.6%	1.8%	4.2%	2.4%
Rate of increase in compensation	N/A	3.0%	N/A	3.0%	N/A	2.7%
Cash balance interest credit rate	0.9%	1.7%	0.9%	1.9%	3.3%	2.0%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	2.6%	1.8%	4.2%	2.4%	3.6%	2.4%
Discount rate - service cost	N/A	1.8%	N/A	2.5%	N/A	2.4%
Discount rate - interest cost	2.6%	1.6%	3.9%	2.1%	3.0%	2.0%
Expected long-term rate of return on plan assets	2.5%	5.2%	6.3%	4.9%	6.8%	4.9%
Rate of increase in compensation	N/A	3.0%	N/A	2.7%	N/A	2.7%
Cash balance interest credit rate	0.9%	1.9%	3.3%	2.0%	3.3%	2.0%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	2020		2019		2018
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	2.1%	2.4%	2.9%	2.4%	4.1%	3.2%
Initial health care cost trend rate	6.0%	6.9%	6.5%	6.9%	7.0%	7.0%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	2.9%	2.4%	4.1%	3.2%	3.4%	3.1%
Discount rate - service cost	2.6%	2.9%	4.0%	3.5%	3.1%	3.6%
Discount rate - interest cost	2.5%	2.3%	3.7%	3.1%	2.8%	3.0%
Initial health care cost trend rate	6.5%	6.9%	7.0%	7.0%	7.0%	7.1%

Cabot uses discount rates as of September 30, the plans’ measurement date, to determine future benefit obligations under its U.S. and foreign defined benefit plans. The discount rates for the defined benefit plans in Canada, the Eurozone, Japan, Switzerland, the United Arab Emirates, the United Kingdom and the U.S. are derived from yield curves that reflect high quality corporate bond yield or swap rate information in each region and reflect the characteristics of Cabot’s employee benefit plans. The discount rates for the defined benefit plans in Mexico, the Czech Republic and Indonesia are based on government bond indices that best reflect the durations of the plans, adjusted for credit spreads presented in selected AA corporate bond indices. The rates utilized are selected because they represent long-term, high quality, fixed income benchmarks that approximate the long-term nature of Cabot’s pension obligations and related payouts.

Amounts recognized in the Consolidated Balance Sheets at September 30, 2020 and 2019 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2020		2019		2020		2019
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Other assets	$—	$21	$—	$19	$—	$—	$—	$—
Accounts payable and accrued liabilities	$—	$(2)	$(3)	$(1)	$(3)	$(1)	$(3)	$—
Other liabilities	$(3)	$(46)	$(3)	$(43)	$(24)	$(19)	$(25)	$(20)

Amounts recognized in AOCI at September 30, 2020 and 2019 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2020		2019		2020		2019
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net actuarial (gain) loss	$6	$40	$13	$36	$(4)	$4	$(6)	$6
Net prior service credit	—	—	—	—	—	—	—	—
Balance in accumulated other comprehensive income (loss), pretax	$6	$40	$13	$36	$(4)	$4	$(6)	$6

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2021 to 2030:

	Pension Benefits		Postretirement Benefits
Years Ending September 30	U.S.	Foreign	U.S.	Foreign
	(In millions)
2021	$96	$12	$3	$1
2022	$—	$10	$3	$1
2023	$—	$10	$3	$1
2024	$—	$12	$2	$1
2025	$—	$11	$2	$1
2026 - 2030	$1	$57	$9	$4

(1)	The $96 million payment for U.S. pension benefits in fiscal 2021 is in connection with the termination of the U.S. pension plan.

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be $4 million in fiscal 2021. The Company expects to contribute $5 million to its pension plans in fiscal 2021.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2020		2019		2018		2020		2019		2018
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$1	$5	$1	$7	$1	$9	$—	$—	$—	$—	$—	$—
Interest cost	4	3	5	5	5	7	1	—	1	1	1	1
Expected return on plan assets	(3)	(9)	(9)	(10)	(10)	(15)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	2	—	—	—	—	(2)	—	(3)	—
Net losses	—	3	—	2	—	3	(1)	1	(1)	—	(1)	—
Settlements or Curtailments cost	3	1	—	(7)	—	—	—	—	—	—	—	—
Net periodic (benefit) cost	$5	$3	$(3)	$(1)	$(4)	$4	$—	$1	$(2)	$1	$(3)	$1

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows:

	Years Ended September 30
	2020		2019		2018		2020		2019		2018
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net (gains) losses	$(4)	$8	$14	$(16)	$(4)	$—	$1	$(1)	$—	$2	$(2)	$(1)
Prior service (credit) cost	—	—	—	3	—	—	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	(2)	—	—	—	—	2	—	3	—
Amortization of prior unrecognized loss	—	(3)	—	(2)	—	(3)	1	(1)	1	—	1	—
Loss on divestiture	—	—	—	(2)	—	—	—	—	—	—	—	—
(Loss) gain on settlements	(3)	(1)	—	7	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—
Net changes recognized in Total other comprehensive (income) loss (1)	$(7)	$4	$14	$(12)	$(4)	$(3)	$2	$(2)	$3	$2	$2	$(1)

(1)

The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax provision of less than $1 million, a tax benefit of $5 million, and a tax provision of $1 million for fiscal 2020, 2019, and 2018, respectively.

In fiscal 2019, the Company adjusted the assumptions in its U.K. plan to calculate accrued benefits for a portion of the plan’s participants. As a result of this change, a prior service cost of $2 million was recorded in Other income (expense) in the Consolidated Statements of Operations.

Settlements of Employee Benefit Plans

In fiscal 2019, the Company’s Board of Directors approved a resolution to terminate the U.S. pension plan. The Company commenced the U.S. plan termination process during the third quarter of 2019 and completed the transfer of the U.S. plan’s assets in the first quarter of fiscal 2021. The pension liability was settled through a combination of lump-sum payments and purchased annuities, neither of which required an additional cash contribution. In the fourth quarter of fiscal 2020, the Company recognized a settlement loss of $3 million related to lump-sum payments made to participants who elected this option, which was recorded in Other income (expense) in the Consolidated Statements of Operations. In the first quarter of 2021, the company will recognize an additional $6 million settlement loss in Other income (expense) related to the final asset transfers through purchased annuities.

In fiscal 2019, the Company transferred the majority of the defined benefit obligations and pension plan assets in one of its foreign defined benefit plans to a multi-employer plan. This action moved the administrative, asset custodial, asset investment, actuarial, communication and benefit payment obligations to the multi-employer fund administrator. As a result of the transfer, a pre-tax gain of $7 million was recorded in fiscal 2019, which is included in Other income (expense) in the Consolidated Statements of Operations. In addition, as part of the transfer, the Company recorded a $3 million charge in fiscal 2019 reflecting the Company’s agreement to fund the actuarial loss gap between the terminated plan and the multi-employer plan. This charge is included Other income (expense) in the Consolidated Statements of Operations.

In fiscal 2020 and 2019, Cabot’s pension benefit obligations decreased by $47 million and $139 million, respectively, which was driven in fiscal 2020 by the U.S. pension plan termination and in fiscal 2019 by the transfer of the foreign defined benefit plan to a multi-employer plan discussed above.

 Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2020 and 2019 by asset category, are as follows:

	September 30
	2020		2019
	Pension Assets
	U.S.	Foreign	U.S.	Foreign
Equity securities	—%	39%	—%	39%
Debt securities	95%	50%	68%	50%
Real estate	—%	6%	—%	6%
Cash and other securities	5%	5%	32%	5%
Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its foreign defined benefit plans is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high-quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the foreign plans is 41% in equity, 49% in fixed income, 6% in real estate, and 4% in cash and other securities. The asset allocation of the U.S. Pension was targeted as a result of the plan settlement discussed in the Settlements of Employee Benefit Plans section above and the assets were fully transferred in the first quarter of fiscal 2021.

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

The fair value of the Company’s pension plan assets at September 30, 2020 and 2019 by asset category is as follows:

	September 30
	2020			2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Cash	$4	$—	$4	$2	$—	$2
Direct investments:
U.S government bonds	12	—	12	—	—	—
U.S. corporate bonds	84	—	84	—	—	—
Non-U.S. equities	4	—	4	3	—	3
Non-U.S. government bonds	2	—	2	2	—	2
Non-U.S. corporate bonds	3	—	3	3	—	3
Mortgage backed securities	—	1	1	—	1	1
Other fixed income	1	—	1	1	—	1
Total direct investments	106	1	107	9	1	10
Investment funds:
Equity funds(1)	—	76	76	—	74	74
Fixed income funds(2)	—	95	95	104	90	194
Real estate funds(3)	—	12	12	—	12	12
Cash equivalent funds	1	—	1	48	—	48
Total investment funds	1	183	184	152	176	328
Alternative investments:
Insurance contracts(4)	—	5	5	—	5	5
Other alternative investments	—	—	—	1	—	1
Total alternative investments	—	5	5	1	5	6
Total pension plan assets	$111	$189	$300	$164	$182	$346

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

 Defined Contribution Plans

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Cabot recognized expenses related to these plans of $19 million in fiscal 2020, $20 million in fiscal 2019, and $19 million in fiscal 2018.

Note O. Stock-Based Compensation

The Cabot Corporation 2017 Long-Term Incentive Plan (the “2017 Plan”) was established by the Company to provide stock-based compensation to eligible employees. The 2017 Plan was approved by Cabot’s stockholders on March 9, 2017 and authorizes the issuance of up to 5,375,000 shares of common stock. It is the only equity incentive plan under which the Company may grant equity awards to employees.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The awards made in fiscal 2020, 2019 and 2018 consist of grants of stock options, time-based restricted stock units, and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

Stock-based employee compensation expense was $9 million, $8 million and $16 million, after tax, for fiscal 2020, 2019 and 2018, respectively.

The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2020, 2019 and 2018 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Cost of sales	$1	$1	$2
Selling and administrative expenses	7	9	19
Research and technical expenses	1	1	1
Stock-based compensation expense	9	11	22
Income tax benefit	—	(3)	(6)
Net stock-based compensation expense	$9	$8	$16

As of September 30, 2020, Cabot had $10 million and $2 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately one year for restricted stock units and options.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2020:

	Stock Options			Restricted Stock Units
	Total Options (4)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2019	1,022	$50.57	$12.13	765	$53.71
Granted	333	$50.23	$10.68	276	$49.36
Performance-based adjustment(2)	—	$—	$—	(102)	$53.02
Exercised / Vested	(29)	$46.76	$6.07	(261)	$50.67
Cancelled / Forfeited	(53)	$53.60	$7.07	(74)	$55.74
Outstanding at September 30, 2020(3)	1,273	$50.45	$11.74	604	$52.87
Exercisable at September 30, 2020	664	$49.59

(1)

The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)	Represents the net incremental number of shares cancelled based on the Company’s actual financial performance metrics for fiscal 2020.
(3)	Stock options outstanding include options vested and expected to vest in the future and have a weighted average remaining contractual life of 6.66 years.
(4)	Unvested stock options were approximately 609,000 and 523,000 at September 30, 2020 and 2019 and their weighted average grant date fair values were $51.38 and $52.95, respectively.

Stock Options

As of September 30, 2020, the aggregate intrinsic value for all options outstanding and options exercisable was nil since the Company’s closing stock price of $36.03 at September 30, 2020 was below their weighted average exercise price. The intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was nominal, $1 million and $11 million, respectively, and the Company received cash of $1 million, $2 million and $22 million, respectively, from these exercises. The Company recognized a tax expense of nil in fiscal 2020, a nominal amount in fiscal 2019, and a $1 million tax benefit in fiscal 2018  from the exercise of stock options, which is included in (Provision) benefit for income taxes within the Consolidated Statements of Operations.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2020, 2019 and 2018 was $10.68, $10.85, and $15.21 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2020	2019	2018
Expected stock price volatility	28%	27%	28%
Risk free interest rate	1.9%	3.1%	2.2%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.40	$1.32	$1.26

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2020, 2019 and 2018 was $49.36, $49.44, and $62.18, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vesting) that vested during fiscal 2020, 2019 and 2018 was $13 million, $18 million and $12 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees when the retirement plan limits established under the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 76,000 and 93,000 shares of Cabot common stock as of September 30, 2020 and 2019, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is nominal and $1 million as of September 30, 2020 and 2019, respectively, is reflected in other long-term liabilities and marked-to-market quarterly.

Note P. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Cost of sales	$6	$9	$(31)
Selling and administrative expenses	13	7	1
Total	$19	$16	$(30)

Details of all restructuring activities and the related reserves for fiscal 2018, 2019, and 2020 were as follows:

	Severance and Employee Benefits	Environmental Remediation and Decommissioning Activities	Non-Cash Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(In millions)
Reserve at September 30, 2017	$1	$2	$—	$—	$—	$3
Charges (gain)	2	3	1	(38)	2	(30)
Costs charged against assets	—	—	(1)	(1)	—	(2)
Cash (paid) received	(2)	(1)	—	39	(2)	34
Reserve at September 30, 2018	1	4	—	—	—	5
Charges (gain)	11	—	2	—	3	16
Costs charged against liabilities	—	—	(2)	—	—	(2)
Cash paid	(9)	—	—	—	(3)	(12)
Reserve at September 30, 2019	3	4	—	—	—	7
Charges (gain)	14	—	1	—	4	19
Costs charged against assets	—	—	(1)	—	—	(1)
Cash (paid) received	(12)	—	—	—	(4)	(16)
Reserve at September 30, 2020	$5	$4	$—	$—	$—	$9

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

2020 Reorganization

During fiscal 2020, the Company initiated several actions that it believes will enable the Company to perform certain activities more cost-effectively. These actions primarily consist of the reorganization of Cabot’s leadership structure, the creation of a Global Business Services function and other operational efficiency initiatives. As part of the creation of the Global Business Services function, certain business service activities performed at Cabot’s North American business service center were consolidated into the Company’s European business service center. During fiscal 2020, the Company recorded charges of $17 million for these actions, primarily related to severance costs. The Company expects to record additional restructuring charges, primarily related to site demolition and clearing costs associated with the Company’s other operational efficiency initiatives, of approximately $1 million in fiscal 2021 and $3 million thereafter. Cabot paid $13 million related to these activities in fiscal 2020 and expects to pay $4 million in fiscal 2021 and $4 million thereafter. As of September 30, 2020, Cabot had $4 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

Purification Solutions Transformation Plan

In fiscal 2018, the Company began implementation of a transformation plan to improve the long-term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. As part of this plan, the Company idled the activation kilns at its manufacturing facility in Marshall, Texas in September 2020, which is discussed in Note D. The Company recorded charges of $2 million related to the transformation plan in fiscal 2020, primarily related to severance costs. Cabot recorded charges of $9 million in fiscal 2019, comprised of $8 million of severance costs and $1 million of professional fees and other charges. The Company expects to record charges related to site demolition and clearing costs of $1 million in fiscal 2021 and thereafter for this plan. Cabot paid $2 million and $8 million related to these activities in fiscal 2020 and 2019, respectively, and expects to pay $2 million in fiscal 2021 and thereafter. As of September 30, 2020, Cabot had $1 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.

Sale of Land Rights in Thane, India

During fiscal 2018, Cabot entered into a binding memorandum of understanding to sell its land rights in Thane, India for $28 million. Based on the execution of the binding agreement and non-refundable receipt of cash for the full amount, the Company has recorded the pre-tax gain on sale of $28 million to Cost of sales in the Consolidated Statements of Operations in fiscal 2018.

2016 Plan

As part the Company’s 2016 restructuring plan, the Company ceased operations at its carbon black manufacturing facility in Merak, Indonesia in January 2016 and completed the sale of the land on which the facility was located in fiscal 2018 for cash consideration totaling $13 million, resulting in a net pre-tax gain of $11 million recorded to Cost of sales in the Company’s Consolidated Statements of Operations.

Note Q. Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI, net of tax, are as follows for fiscal 2019 and 2020:

	Currency Translation Adjustment	Unrealized Gains on Investment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at September 30, 2018 attributable to Cabot Corporation	$(266)	$1	$(52)	$(317)
Other comprehensive income (loss) before reclassifications	(69)	—	4	(65)
Amounts reclassified from AOCI	(9)	—	(6)	(15)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(6)	—	—	(6)
Balance at September 30, 2019 attributable to Cabot Corporation	(338)	1	(54)	(391)
Other comprehensive income (loss) before reclassifications	42	—	3	45
Amounts reclassified from AOCI	(3)	—	6	3
Adoption of accounting standards	(3)	(1)	1	(3)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	5	—	—	5
Balance at September 30, 2020 attributable to Cabot Corporation	$(307)	$—	$(44)	$(351)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for fiscal 2020, 2019 and 2018 are as follows:

	Affected Line Item in the Consolidated	Years Ended September 30
	Statements of Operations	2020	2019	2018
		(In Millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(5)	$(5)	$(5)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	2	1	2
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost - see Note N for details	3	1	(1)
Settlement and curtailment loss (gain)	Net Periodic Benefit Cost - see Note N for details	4	(7)	—
Specialty Fluids divestiture	Specialty Fluids loss on sale and asset impairment - see Note D for details	—	(3)	—
Total before tax		4	(13)	(4)
Tax impact	Provision (benefit) for income taxes	(1)	(2)	1
Total after tax		$3	$(15)	$(3)

Note R. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (“EPS”) computations:

	Years Ended September 30
	2020	2019	2018
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$(238)	$157	$(113)
Less: Dividends and dividend equivalents to participating securities	—	1	1
Less: Undistributed earnings allocated to participating securities(1)	—	1	—
Earnings (loss) allocated to common shareholders (numerator)	$(238)	$155	$(114)

Weighted average common shares and participating securities outstanding	57.3	59.5	62.4
Less: Participating securities(1)	0.7	0.8	0.7
Adjusted weighted average common shares (denominator)	56.6	58.7	61.7

Per share amounts—basic:
Net income (loss) attributable to Cabot Corporation	$(4.21)	$2.64	$(1.85)

Diluted EPS:
Earnings (loss) allocated to common shareholders	$(238)	$155	$(114)
Plus: Earnings allocated to participating securities	—	2	—
Less: Adjusted earnings allocated to participating securities(2)	—	2	—
Earnings (loss) available to common shares (numerator)	$(238)	$155	$(114)

Adjusted weighted average common shares outstanding	56.6	58.7	61.7
Effect of dilutive securities:
Common shares issuable(3)	—	0.1	—
Adjusted weighted average common shares (denominator)	56.6	58.8	61.7

Per share amounts—diluted:
Net income (loss) attributable to Cabot Corporation	$(4.21)	$2.63	$(1.85)

(1)

Participating securities consist of shares underlying all outstanding and achieved performance-based restricted stock units and all unvested time-based restricted stock units. The holders of these units are entitled to receive dividend equivalents payable in cash to the extent dividends are paid on the Company’s outstanding common stock and equal in value to the dividends that would have been paid in respect of the shares underlying such units.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$(238)	$157	$(113)
Less: Dividends declared on common stock	80	80	79
Less: Dividends and dividend equivalents to participating securities	—	1	1
Undistributed earnings (loss)	$(318)	$76	$(193)
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$(318)	$75	$(193)
Undistributed earnings allocated to participating securities	—	1	—
Undistributed earnings (loss)	$(318)	$76	$(193)

(2)	Undistributed earnings (loss) are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For fiscal 2020, 2019, and 2018, respectively, 1,821,018, 942,060, and 229,220 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note S. Income Taxes

Income from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Domestic	$(274)	$(66)	$(229)
Foreign	241	321	346
Income from continuing operations before income taxes and equity in earnings of affiliated companies	$(33)	$255	$117

Tax provision (benefit) for income taxes consisted of the following:

	Years Ended September 30
	2020	2019	2018
	(In millions)
U.S. federal and state:
Current	$(1)	$2	$14
Deferred	139	(30)	114
Total	138	(28)	128
Foreign:
Current	62	95	88
Deferred	(9)	3	(23)
Total	53	98	65
Provision (benefit) for income taxes	$191	$70	$193

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Computed tax expense at the federal statutory rate	$(7)	$53	$29
Foreign impact of taxation at different rates, repatriation, valuation allowance, and other	4	17	(8)
Impact of the Tax Cuts and Jobs Act of 2017	—	—	159
Global Intangible Low Taxed Income (GILTI)	(4)	10	—
Impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act of 2020	(10)	—	—
Impact of increase (decrease) in valuation allowance on U.S. deferred taxes	228	—	—
U.S. and state benefits from research and experimentation activities	(2)	(2)	(2)
Provision (settlement) of unrecognized tax benefits	(7)	(8)	1
Impact of goodwill impairment charge	—	—	18
Permanent differences, net	—	1	(1)
State taxes, net of federal effect	(11)	(1)	(3)
Provision (benefit) for income taxes	$191	$70	$193

In July 2020, final U.S. tax regulations were issued regarding the Global Intangible Low Taxed Income High-Tax exception (“GILTI” ”HTE"), allowing taxpayers to exclude from GILTI income of a Controlled Foreign Corporation (“CFC”) that incurs a foreign tax rate more than 90% of the top U.S. corporate tax rate. A GILTI HTE election may be made on an annual basis, and taxpayers may choose to apply the election to taxable years beginning after December 31, 2017.  Cabot expects to make the GILTI HTE election for fiscal 2020 and 2019 and therefore recorded the impact of making the election for fiscal 2020 as well as a retrospective election for fiscal 2019 in full during the fourth quarter of fiscal 2020.

Significant components of deferred income taxes were as follows:

	September 30
	2020	2019
	(In millions)
Deferred tax assets:
Deferred expenses	$19	$15
Intangible assets	37	28
Inventory	13	9
Operating lease liability	20	—
Other	32	3
Pension and other benefits	35	41
Net operating loss carryforwards	109	124
Foreign tax credit carryforwards	58	20
R&D credit carryforwards	44	43
Other business credit carryforwards	23	29
Subtotal	390	312
Valuation allowance	(317)	(124)
Total deferred tax assets	$73	$188

	September 30
	2020	2019
	(In millions)
Deferred tax liabilities:
Property, plant and equipment	$(40)	$(61)
Right of use asset	(20)	-
Unremitted earnings of non-U.S. subsidiaries	(18)	(5)
Total deferred tax liabilities	$(78)	$(66)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit utilization of the existing deferred tax assets. When performing this assessment, the Company looks to the potential future reversal of existing taxable temporary differences, taxable income in carryback years and the feasibility of tax planning strategies and estimated future taxable income. Failure to achieve operating income targets resulting in a cumulative loss may change the Company’s assessment regarding the realization of Cabot’s deferred tax assets, resulting in valuation allowance being recorded against some or all of the Company’s deferred tax assets. The need for a valuation allowance can also be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. A valuation allowance represents management’s best estimate of the non-realizable portion of the deferred tax assets. Any adjustments in a valuation allowance would result in an adjustment to income tax expense.

In determining the recoverability of its U.S. deferred tax assets, the Company considered its cumulative loss incurred over the three-year period ended September 30, 2020. Such objective negative evidence limits the Company’s ability to consider other subjective evidence, such as its projections for future growth. Given the weight of objectively verifiable historical losses from the Company's U.S. operations, the Company has recorded a valuation allowance on all of its U.S. deferred tax assets of $253 million comprised of $18 million of U.S. state net operating loss carryforwards (“NOLs”), $58 million of foreign tax credits, $44 million of U.S. R&D credits, $19 million of state tax credits and $114 million of other net deferred tax assets (primarily composed of deferred expenses) during the fourth quarter of fiscal 2020. The Company expects to continue to record a valuation allowance against these assets until sufficient positive evidence exists to support its reversal.

The valuation allowance increased by $193 million in fiscal 2020 compared to fiscal 2019 primarily due to the recording of a valuation allowance charge against all of the Company’s U.S. net deferred tax assets of $228 million as of September 30, 2020, of which $132 million existed at the beginning of the year and $96 million was generated during fiscal 2020 resulting in a $253 million valuation allowance against all U.S. net deferred tax assets. The foreign valuation allowance decreased $32 million primarily due to the expiration of net operation losses against which a valuation allowance was recorded. The valuation allowance decreased by $45 million in fiscal 2019 primarily due to the release of valuation allowance from the expiration of net operating losses in certain jurisdictions and the divestiture of the Company’s Specialty Fluids business of $16 million.

After the valuation allowance, approximately $32 million of foreign NOLs and less than $1 million of other tax credit carryforwards remained at September 30, 2020. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose.

The following table provides detail surrounding the expiration dates of NOLs and other tax credit carryforwards before valuation allowances:

Years Ending September 30	NOLs	Credits
	(In millions)
2021 - 2027	$168	$50
2028 and thereafter	198	73
Indefinite carryforwards	287	2
Total	$653	$125

As of September 30, 2020, provisions have not been made for non-U.S. withholding taxes or other applicable taxes on $1,631 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to non-U.S. withholding taxes and other applicable taxes if they were remitted to the U.S.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2020, the total amount of unrecognized tax benefits was $23 million, of which $14 million was recorded in the Company’s Consolidated Balance Sheets and $9 million of deferred tax assets, principally related to state NOLs, have not been recorded. In addition, accruals of $1 million and $3 million have been recorded for penalties and interest, respectively, as of September 30, 2020.  Total penalties and interest recorded in the tax provision in the Consolidated Statements of Operations was $1 million in fiscal 2020, and $2 million in both 2019 and 2018. If the unrecognized tax benefits were recognized at a given point in time, there would be $23 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2020, 2019 and 2018 is as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Balance at beginning of the year	$27	$37	$36
Additions based on tax provisions related to the current year	2	—	2
Additions for tax positions of prior years	2	—	1
Reductions of tax provisions of prior years	(1)	(1)	—
Reductions related to settlements	(5)	(5)	—
Reductions from lapse of statute of limitations	(2)	(4)	(2)
Balance at end of the year	$23	$27	$37

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2019 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2019 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2003 through 2019 remain subject to examination by their respective tax authorities. As of September 30, 2020, Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, and the Netherlands.

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

The components of the Company’s lease costs were as follows:

Year Ended September 30
2020
(In millions)
Operating lease cost	$32
Finance lease cost	6
Total lease cost	$38

For fiscal 2020, short-term lease costs were $6 million, and variable lease costs were $1 million.

Supplemental cash flow information related to the Company’s leases was as follows:
Year Ended September 30
2020
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	2
Financing cash flows from finance leases	3
Right-of-use assets obtained in exchange for new operating lease liabilities	$14
Right-of-use assets obtained in exchange for new finance lease liabilities	$24

Supplemental balance sheet information related to the Company’s leases was as follows:

Description	Balance Sheet Classification	September 30, 2020
		(In millions)
Lease ROU assets:
Operating	Other assets	$98
Finance	Net property, plant and equipment	44
Total lease ROU assets		$142

Lease liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$15
Finance	Current portion of long-term debt	3
Long-term:
Operating	Other liabilities	89
Finance	Long-term debt	28
Total lease liabilities		$135

The following table presents the weighted-average remaining lease term and discount rates for the Company’s leases as of September 30, 2020:

Description	September 30, 2020
Weighted-average remaining lease term (years):
Operating leases	17
Finance leases	12
Weighted-average discount rate:
Operating leases	2.19%
Finance leases	4.42%

Future minimum lease payments under non-cancelable operating and finance leases as of September 30, 2020 were as follows:

Years Ended September 30	Operating leases	Finance leases
	(In millions)
2021	$17	$5
2022	12	4
2023	11	4
2024	10	4
2025	9	4
2026 and thereafter	67	19
Total lease payments	126	40
Less: imputed interest	22	9
Total	$104	$31

The Company’s future minimum lease payments under non-cancelable leases as of September 30, 2019 were as follows:

Years Ended September 30	Operating leases	Capital leases
	(In millions)
2020	$23	$3
2021	14	3
2022	9	3
2023	9	3
2024	8	2
2025 and thereafter	68	7
Total lease payments	131	21
Less: imputed interest	—	9
Total	$131	$12

Note U. Commitments and Contingencies

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2020, 2019 and 2018 are as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Reinforcement Materials	$198	$393	$375
Performance Chemicals	58	65	55
Purification Solutions	2	8	11
Total	$258	$466	$441

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $81 million during fiscal 2020 and $156 million during both fiscal 2019 and fiscal 2018, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2020 and 2019, were $12 million and $20 million, respectively.

For these purchase commitments, the amounts included in the table below are based on market prices as of September 30, 2020 which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Reinforcement Materials	$115	$101	$87	$86	$86	$911	$1,386
Performance Chemicals	54	53	34	34	35	332	$542
Total	$169	$154	$121	$120	$121	$1,243	$1,928

The Company has also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $14 million as of September 30, 2020, the majority of which is expected to be paid within the next 5 years.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides stop-loss protection. The self-insured liability in fiscal 2020 for third-party liabilities was $500,000 per accident for auto, $2 million per occurrence for all other, $1 million per accident for U.S. workers’ compensation, and the retention for medical costs in the United States is at most $250,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2020 and 2019, Cabot had $7 million and $13 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. In fiscal 2020 and 2019, there was $3 million and $9 million, respectively, in Accounts payable and accrued liabilities in the Consolidated Balance Sheets for environmental matters. In both fiscal 2020 and 2019, there was $4 million in Other liabilities in the Consolidated Balance Sheets for environmental matters. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were $1 million in both fiscal 2020 and fiscal 2019 and $6 million in fiscal 2018 and are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $7 million in fiscal 2020, $2 million in fiscal 2019 and $3 million in fiscal 2018. The Company anticipates that expenditures related to these environmental matters will be made over a number of years.

The operation and maintenance component of the $7 million reserve for environmental matters was $4 million at September 30, 2020.

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

Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Nathan Associates, Inc. (“Nathan”), a leading consulting firm in the field of tort liability valuation. The methodology used to estimate the liability addresses the complexities surrounding Cabot’s potential liability by making assumptions based on the Company’s experience with these claims about Cabot’s likely exposure related to claims pending for less than 10 years, the viability of pending claims, and the estimated number of future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, the Company estimates the costs that would be incurred in defending and resolving both currently pending and future claims. During fiscal 2020, the Company updated this estimate with the assistance of Nathan. Based on the updated estimate, the Company updated its reserve as of September 30, 2020 for Cabot’s estimated share of the liability for pending and future respirator claims and recorded a charge of $3 million, which is included in Selling and administrative expenses in the Consolidated Statements of Operations. This reserve reflects higher costs of defending and resolving these claims. Based on these estimates, as of September 30, 2020 and 2019, the Company had $24 million and $35 million, respectively, reserved for its estimated share of liability for pending and future respirator claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years.

In February 2020, Cabot, with certain members of the Payor Group, entered into a settlement agreement resolving a large group of claims, including claims alleging serious injury, brought by coal workers in Kentucky and West Virginia represented by common legal counsel. The Company’s share of this liability is $65.2 million, and during the second quarter of fiscal 2020, Cabot recorded a charge of $50 million for this settlement, which was included in Selling and administrative expenses in the Consolidated Statements of Operations. The Company paid $32.6 million of this settlement in the third quarter of fiscal 2020.  The remaining $32.6 million is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of September 30, 2020 and was paid by the Company in the first quarter of fiscal 2021.

In fiscal 2019 and 2018, the Company recorded charges of $20 million and $10 million, respectively, related to the respirator liability which was included in Selling and administrative expenses in the Consolidated Statements of Operations.

In addition to the settlement noted above, the Company made payments related to its respirator liability of $4 million in fiscal 2020, $10 million in fiscal 2019 and $3 million in fiscal 2018.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain members of the Payor Group, or a change in the availability of the indemnity provided by a former owner of AO, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Value-added Tax (“VAT”) Matter

The Company has received assessments from a non-U.S. taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries from 2014 through 2019.  The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Hearings on these matters are ongoing and it will likely be a number of years before they are resolved. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable.  If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between nil and $30 million for these matters, with the amount impacted by any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover from its customers.

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

The Reinforcement Materials segment combines the rubber blacks and engineered elastomer composites product lines.

The Performance Chemicals segment combines the specialty grades of carbon black, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment.

The Purification Solutions segment represents the Company’s activated carbon business.

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

In addition to its rubber blacks products, the Company manufactures engineered elastomer composites (“E2C™”) solutions that are compounds of carbon black and rubber using its patented elastomer composites manufacturing process. These compounds improve abrasion/wear resistance, reduce fatigue of rubber parts and reduce rolling resistance compared to carbon black/rubber compounds made by conventional dry mix methods enabling rubber compounders to break (or, reduce the need to make) performance trade-offs.

Performance Chemicals

Performance Chemicals is organized into two businesses: the Company’s Performance Additives business and its Formulated Solutions business. The Company’s Performance Additives business combines its specialty grades of carbon black, fumed metal oxides and aerogel product lines, and its Formulated Solutions business combines its specialty compounds and inkjet product lines. In Performance Chemicals, the Company designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure,  inkjet printing, electronics, and consumer products sectors, and applications related to generation, transmission and storage of energy. The Company’s focus areas for growth include carbon additives and other materials for battery applications, inkjet inks and dispersions for post print corrugated packaging applications, and conductive compounds for various plastics applications.

The net sales from each of these businesses for fiscal 2020, 2019 and 2018 are as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Performance Additives	$645	$694	$707
Formulated Solutions	288	301	321
Total Performance Chemicals	$933	$995	$1,028

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

Financial information by reportable segment is as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Segment Total(1)	Unallocated and Other(2), (4)	Consolidated Total
	(In millions)
2020
Revenues from external customers(3)	$1,256	$933	$253	$—	$2,442	$172	$2,614
Depreciation and amortization	$68	$64	$24	$—	$156	$2	$158
Equity in earnings of affiliated companies	$—	$1	$3	$—	$4	$(1)	$3
Income (loss) from continuing operations before income taxes(4)	$162	$118	$3	$—	$283	$(316)	$(33)
Assets(5)	$1,077	$1,145	$296	$—	$2,518	$263	$2,781
Total expenditures for additions to long-lived assets(6)	$66	$92	$8	$—	$166	$3	$169
2019
Revenues from external customers(3)	$1,815	$995	$278	$56	$3,144	$193	$3,337
Depreciation and amortization	$69	$51	$26	$1	$147	$1	$148
Equity in earnings of affiliated companies	$(1)	$1	$3	$—	$3	$(2)	$1
Income (loss) from continuing operations before income taxes(4)	$266	$152	$2	$24	$444	$(189)	$255
Assets(5)	$1,177	$1,024	$436	$—	$2,637	$367	$3,004
Total expenditures for additions to long-lived assets(6)	$82	$148	$11	$1	$242	$5	$247
2018
Revenues from external customers(3)	$1,774	$1,028	$279	$45	$3,126	$116	$3,242
Depreciation and amortization	$70	$48	$32	$2	$152	$(3)	$149
Equity in earnings of affiliated companies	$1	$—	$6	$—	$7	$(5)	$2
Income (loss) from continuing operations before income taxes(4)	$279	$200	$(7)	$8	$480	$(363)	$117
Assets(5)	$1,319	$919	$460	$178	$2,876	$368	$3,244
Total expenditures for additions to long-lived assets(6)	$97	$94	$16	$17	$224	$5	$229

(1)	Cabot divested its Specialty Fluids business on June 28, 2019. Refer to Note D for the terms of this transaction.
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

	Years Ended September 30
	2020	2019	2018
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain Notes receivable	$(3)	$(13)	$11
Shipping and handling fees	113	130	105
By-product sales(a)	62	76	—
Total	$172	$193	$116

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

(4)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Total Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2020	2019	2018
	(In millions)
Interest expense	$(53)	$(59)	$(54)
Certain items:(a)
Marshall Mine loss on sale and asset impairment charge (Note D)	$(129)	$—	$—
Legal and environmental matters and reserves (Note U)	(54)	(21)	(16)
Global restructuring activities (Note P)	(19)	(16)	30
Employee benefit plan settlement and other charges (Note N)	(10)	1	—
Acquisition and integration-related charges (Note C)	(5)	(6)	(2)
Inventory reserve adjustment	(2)	—	(13)
Specialty Fluids loss on sale and asset impairment charge (Note D)	(1)	(29)	—
Equity affiliate investment impairment charge (Note M)	—	(11)	—
Executive transition costs	—	(1)	(2)
Indirect tax settlement credits	3	—	—
Purification Solutions goodwill and long-lived assets impairment charge (Note G)	—	—	(254)
Gains (losses) on sale of investments	—	—	10
Other certain items	(1)	(4)	(1)
Total certain items, pre-tax	(218)	(87)	(248)
Unallocated corporate costs(b)	(41)	(50)	(61)
General unallocated income (expense)(c)	(1)	8	2
Less: Equity in earnings of affiliated companies, net of tax(d)	3	1	2
Total	$(316)	$(189)	$(363)

(a)	Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT.
(b)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
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

Geographic Information

Revenues from external customers attributable to an individual country, other than the U.S. and China, were not material for disclosure. Revenues from external customers by individual country are summarized as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
United States	$581	$702	$676
China	598	738	752
Other countries	1,435	1,897	1,814
Total	$2,614	$3,337	$3,242

Each of the Company’s segments operate globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenue from external customers by geographic region.

	Year Ended September 30, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$490	$266	$112	$868
Asia Pacific	529	368	34	931
Europe, Middle East and Africa	237	299	107	643
Segment revenues from external customers	1,256	933	253	2,442
Unallocated and other				172
Net sales and other operating revenues				$2,614

	Year Ended September 30, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Specialty Fluids	Consolidated Total
	(In millions)
Americas	$688	$294	$126	$6	$1,114
Asia Pacific	769	353	35	1	1,158
Europe, Middle East and Africa	358	348	117	49	872
Segment revenues from external customers	1,815	995	278	56	3,144
Unallocated and other					193
Net sales and other operating revenues					$3,337

Long-lived assets attributable to an individual country, other than the U.S. and China, were not material for disclosure. Long-lived asset information by individual country is summarized as follows:

	Years Ended September 30
	2020	2019	2018
	(In millions)
United States	$493	$572	$493
China	295	264	270
Other countries	526	512	533
Total	$1,314	$1,348	$1,296

Note W. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2020 and 2019 are summarized below:

	Quarters Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2019	2020	2020	2020	2020
	(In millions, except per share amounts)
Net sales and other operating revenues	$727	$710	$518	$659	$2,614
Gross profit	$141	$153	$69	$137	$500
Net income (loss)	$46	$3	$(5)	$(265)	$(221)
Net income (loss) attributable to Cabot Corporation	$41	$(1)	$(6)	$(272)	$(238)
Earnings per common share—basic	$0.71	$(0.01)	$(0.12)	$(4.81)	$(4.21)
Earnings per common share—diluted	$0.70	$(0.01)	$(0.12)	$(4.81)	$(4.21)

During the fourth quarter of fiscal 2020, Cabot recorded a pre-tax charge of $129 million related to its sale of the Marshall Mine as discussed further in Note D and a $228 million charge due to a valuation allowance increase as discussed in Note S.

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

During the fourth quarter of fiscal 2019, Cabot recorded a pre-tax charge of $20 million related to its respirator liabilities as discussed further in Note U.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note B to the financial statements, effective October 1, 2019, the Company adopted the new accounting standard for leases issued by the Financial Accounting Standards Board, using the modified retrospective optional transition method.

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

Income Taxes — Realizability of U.S. Deferred Tax Assets — Refer to Notes A and S to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income.

During the year ended September 30, 2020, the Company recorded a valuation allowance of $253 million to fully offset its net U.S. deferred tax assets. Based on the Company’s consideration of three-year cumulative losses as well as consideration of future taxable income and relevant accounting guidance, management has determined it is not more likely than not that sufficient taxable income will be generated in the future to realize its net U.S. deferred tax assets.

We identified management’s determination that it is not more likely than not that sufficient taxable income will be generated in the future to realize its net U.S. deferred tax assets as a critical audit matter because of the magnitude of the net deferred tax assets and the subjectivity involved in evaluating the recoverability of those net deferred tax assets, based on the weighting of positive and negative evidence. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of the valuation allowance recorded.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is not more likely than not that sufficient taxable income will be generated in the future to realize U.S. deferred tax assets included the following, among others:

•

We tested the effectiveness of the Company’s controls related to assessing the realizability of deferred tax assets, including management’s control over the determination of whether it is more likely than not that the deferred tax assets will be realized based on the weighting of positive and negative evidence.

•	With the assistance of income tax professionals with specialized skills and knowledge we performed the following:
–	We assessed the Company’s application of ASC 740, Income Taxes, in evaluating the realizability of deferred tax assets.
–

We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine a valuation allowance was necessary, which included an evaluation of management’s estimates of future taxable income.

–	We assessed the appropriateness of the disclosures in the financial statements.

Commitments and Contingencies — Respirator Liabilities — Refer to Note U to the consolidated financial statements

Critical Audit Matter Description

The Company has exposure in connection with a safety respiratory products business previously owned by one of its subsidiaries. In response to the exposure, the Company has a $24 million reserve as of September 30, 2020, referred to as respirator liabilities. The respirator liabilities are recorded based on management’s assumptions, including the number of future claims and the estimated costs to defend and resolve these claims.

We identified respirator liabilities related to coal worker’s pneumoconiosis (“CWP”) as a critical audit matter because there is significant uncertainty related to the number of future claims and the estimate of the cost to defend and resolve these claims. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the recorded CWP respirator liabilities as of September 30, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to CWP respirator liabilities included the following, among others:

•

We tested the effectiveness of controls over management’s review of the work performed by the Company’s tort liability consultants, the assumptions utilized, claims data, and the calculation of the respirator liabilities.

•	We evaluated the methods and assumptions used by management to estimate the CWP respirator liabilities by:
–	Utilizing our actuarial specialists to assist with testing the assumptions regarding future unasserted claims and the costs to defend and resolve those claims.
–	Utilizing our actuarial specialists to assist with the calculation of an independent estimate of the CWP respirator liabilities and comparing our estimate to the Company’s estimate.
•	We assessed the appropriateness of the disclosures in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 25, 2020

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the new accounting standard for leases issued by the Financial Accounting Standards Board.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), which was acquired on April 1, 2020 and whose financial statements reflect total assets and revenues constituting 4% and less than 1%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2020. Accordingly, our audit did not include the internal control over financial reporting at SUSN.

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

November 25, 2020

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based on that evaluation, Cabot’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded from its assessment the internal control over financial reporting at Shenzhen Sanshun Nano New Materials Co., Ltd, which was acquired on April 1, 2020 and whose financial statements reflect total assets and revenues constituting 4% and less than 1%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2020. Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2020.

Cabot’s internal control over financial reporting as of September 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, certain of our employees have been working remotely and certain manufacturing sites have been operating with limited personnel on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

The other information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

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

Exhibit Number	Description

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

4(b)

Description of Cabot Securities (incorporated by reference to Exhibit 4(b) of Cabot Corporation’s Annual Report on Form 10-K for its fiscal year ended September 30, 2019, file reference 1-5667, filed with the SEC on November 22, 2019).

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

Exhibit Number	Description

10(a)(ii)

First Amendment, dated June 8, 2020, to Credit Agreement dated October 23, 2015 among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, file reference 1-5667, filed with the SEC on August 7, 2020).

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

10(b)(i)

First Amendment, dated June 8, 2020,to Credit Agreement dated May 22, 2019 among Cabot Corporation, certain subsidiaries of Cabot, the lenders referred to therein, Wells Fargo Bank, National Association, Wells Fargo Securities, LLV, PNC Bank, National Association, U.S. Bank National Association and Mizuho Bank, Ltd. (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, file reference 1-5667, filed with the SEC on August 7, 2020).

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

Exhibit Number	Description

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

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ SEAN D. KEOHANE
Sean D. Keohane President and Chief Executive Officer

Date: November 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 25, 2020
Sean D. Keohane	Chief Executive Officer

/s/ ERICA MCLAUGHLIN	Senior Vice President and	November 25, 2020
Erica McLaughlin	Chief Financial Officer
(principal financial officer)

/s/ LISA M. DUMONT	Vice President and Controller	November 25, 2020
Lisa M. Dumont	(principal accounting officer)

/s/ SUE H. RATAJ	Director, Non-Executive	November 25, 2020
Sue H. Rataj	Chair of the Board

/s/ CYNTHIA A. ARNOLD	Director	November 25, 2020
Cynthia A. Arnold

/s/ DOUGLAS DEL GRASSO Douglas Del Grasso /s/ JUAN ENRIQUEZ	Director Director	November 25, 2020 November 25, 2020
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 25, 2020
William C. Kirby

/s/ MICHAEL M. MORROW	Director	November 25, 2020
Michael M. Morrow

/s/ FRANK A. WILSON	Director	November 25, 2020
Frank A. Wilson

/s/ MATTHIAS L. WOLFGRUBER	Director	November 25, 2020
Matthias L. Wolfgruber

/s/ MARK S. WRIGHTON	Director	November 25, 2020
Mark S. Wrighton

/s/ CHRISTINE Y. YAN	Director	November 25, 2020
Christine Y. Yan