Form 10-Q
period 2020-12-31
CABOT CORP
filed 2021-02-05
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,616,500 shares of common stock, $1.00 par value per share, outstanding as of February 2, 2021.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2020	2019
	(In millions, except per share amounts)
Net sales and other operating revenues	$746	$727
Cost of sales	553	586
Gross profit	193	141
Selling and administrative expenses	61	64
Research and technical expenses	14	14
Income (loss) from operations	118	63
Interest and dividend income	2	3
Interest expense	(12)	(14)
Other income (expense)	(9)	(2)
Income (loss) before income taxes and equity in earnings of affiliated companies	99	50
(Provision) benefit for income taxes	(29)	(4)
Equity in earnings of affiliated companies, net of tax	—	—
Net income (loss)	70	46
Net income (loss) attributable to noncontrolling interests, net of tax	10	5
Net income (loss) attributable to Cabot Corporation	$60	$41

Weighted-average common shares outstanding:
Basic	56.5	56.9
Diluted	56.6	57.0

Earnings (loss) per common share:
Basic	$1.06	$0.71
Diluted	$1.06	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended December 31
	2020	2019
	(In millions)
Net income (loss)	$70	$46
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	94	43
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)
Pension and other postretirement benefit liability adjustments, net of tax	3	1
Other comprehensive income (loss)	96	43
Comprehensive income (loss)	166	89
Net income (loss) attributable to noncontrolling interests, net of tax	10	5
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	7	3
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	17	8
Comprehensive income (loss) attributable to Cabot Corporation	$149	$81

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2020	September 30, 2020
	(In millions)
Current assets:
Cash and cash equivalents	$147	$151
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $2	513	418
Inventories:
Raw materials	107	82
Finished goods	247	225
Other	49	52
Total inventories	403	359
Prepaid expenses and other current assets	62	50
Total current assets	1,125	978
Property, plant and equipment, net	1,353	1,314
Goodwill	142	134
Equity affiliates	41	39
Intangible assets, net	107	103
Deferred income taxes	51	53
Other assets	161	160
Total assets	$2,980	$2,781

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2020	September 30, 2020
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$13	$14
Accounts payable and accrued liabilities	521	488
Income taxes payable	28	20
Current portion of long-term debt	8	7
Total current liabilities	570	529
Long-term debt	1,085	1,094
Deferred income taxes	58	58
Other liabilities	305	286
Commitments and contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,752,165 and 56,616,030 shares, Outstanding: 56,606,215 and 56,466,638 shares	57	57
Less cost of 145,950 and 149,392 shares of common treasury stock	(4)	(4)
Retained earnings	1,032	989
Accumulated other comprehensive income (loss)	(262)	(351)
Total Cabot Corporation stockholders' equity	823	691
Noncontrolling interests	139	123
Total stockholders' equity	962	814
Total liabilities and stockholders' equity	$2,980	$2,781

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2020	2019
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$70	$46
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39	39
Deferred tax provision (benefit)	(2)	(6)
Employee benefit plan settlement	6	—
Non-cash compensation	4	1
Other non-cash (income) expense	5	—
Cash dividends received from equity affiliates	—	1
Changes in assets and liabilities:
Accounts and notes receivable	(76)	54
Inventories	(37)	(7)
Prepaid expenses and other assets	(10)	(21)
Accounts payable and accrued liabilities	14	3
Income taxes payable	7	(3)
Other liabilities	1	(2)
Cash provided (used) by operating activities	21	105
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29)	(68)
Cash paid for acquisition of businesses	—	(8)
Other	—	(1)
Cash provided (used) by investing activities	(29)	(77)
Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of commercial paper, net	—	(29)
Proceeds from long-term debt	50	97
Repayments of long-term debt	(66)	(48)
Purchases of common stock	(2)	(34)
Proceeds from sales of common stock	1	1
Cash dividends paid to noncontrolling interests	(1)	(11)
Cash dividends paid to common stockholders	(20)	(20)
Cash provided (used) by financing activities	(38)	(44)
Effects of exchange rate changes on cash	42	20
Increase (decrease) in cash and cash equivalents	(4)	4
Cash and cash equivalents at beginning of period	151	169
Cash and cash equivalents at end of period	$147	$173

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814
Net income (loss)				60		60	10	70
Total other comprehensive income (loss)					89	89	7	96
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(1)	(1)
Issuance of stock under equity compensation plans	192	—	1			1		1
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(53)	—	(2)			(2)		(2)
Amount reclassified to retained earnings in excess of additional paid in capital			(3)	3		—		—
Balance at December 31, 2020	56,606	$53	$-	$1,032	$(262)	$823	$139	$962

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2019	57,081	$52	$—	$1,337	$(391)	$998	$136	$1,134
Adoption of accounting standards				$3	$(3)	—		—
Net income (loss)				41		41	5	46
Total other comprehensive income (loss)					40	40	3	43
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests							(19)	(19)
Issuance of stock under equity compensation plans	273	—	1			1		1
Amortization of share-based compensation			1			1		1
Purchase and retirement of common stock	(699)	—	(2)	(32)		(34)		(34)
Balance at December 31, 2019	56,655	$52	$-	$1,329	$(354)	$1,027	$125	$1,152

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2020 (“2020 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2020 and 2019. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Cabot’s significant accounting policies have not materially changed from those described in the 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 25, 2020.

Recently Adopted Accounting Standards

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

Recent Accounting Pronouncements

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

In December 2019, the FASB issued a new standard Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas. The new standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on its consolidated financial statements.

C. Acquisitions

Shenzhen Sanshun Nano New Materials Co., Ltd

On April 1, 2020, the Company purchased Shenzhen Sanshun Nano New Materials Co., Ltd (SUSN), a leading carbon nanotube producer, for an estimated purchase price of $100 million, consisting of: (i) cash consideration of $84 million, net of $1 million acquired (ii) contingent consideration of $3 million to be paid over the two-year period ending March 31, 2022 upon the satisfaction of certain milestones, and (iii) the assumed debt of $13 million. The debt the Company assumed in the transaction was repaid in June 2020. The operating results of SUSN were included in the results of the Company's Performance Chemicals segment beginning in the third quarter of fiscal 2020.

D. Employee Benefit Plans

Net periodic defined benefit pension costs include the following:

	Three Months Ended December 31
	2020		2019
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$1	$—	$1
Interest cost	—	1	1	1
Expected return on plan assets	—	(2)	(1)	(2)
Amortization of actuarial loss	—	1	—	1
Settlement charge	6	—	—	—
Net periodic benefit (credit) cost	$6	$1	$—	$1

Other postretirement benefit costs were less than $1 million for each of the three months ended December 31, 2020 and 2019.

U.S. Cash Balance Plan Termination

In fiscal 2019, the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. pension plan. In fiscal 2020 and 2021, the pension liability was settled through a combination of lump-sum payments and purchased annuities, neither of which required an additional cash contribution to the plan. In the fourth quarter of fiscal 2020, the Company recognized a settlement charge of $3 million related to lump-sum payments made to participants who elected this option, which was recorded in Other income (expense) in the Consolidated Statements of Operations. In the first quarter of fiscal 2021, the Company recognized an additional $6 million settlement charge in Other income (expense) related to the final asset transfers through purchased annuities.

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three months ended December 31, 2020 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2020	$46	$88	$134
Foreign currency impact	4	4	8
Balance at December 31, 2020	$50	$92	$142

The following table provides information regarding the Company’s intangible assets:

	December 31, 2020			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$63	$(9)	$54	$60	$(8)	$52
Trademarks	11	(1)	10	11	(1)	10
Customer relationships	61	(18)	43	56	(15)	41
Total intangible assets(1)	$135	$(28)	$107	$127	$(24)	$103

(1)            The increase in value of Total intangible assets as of December 31, 2020 compared to September 30, 2020 was driven by the impact of foreign currency translation.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately eighteen years. Amortization expense for the three months ended December 31, 2020 and 2019 was $2 million and $1 million, respectively, and is included in Cost of sales, Selling and administrative expenses, and Research and technical expense in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $8 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2020, attributable to Cabot Corporation	$(307)	$(44)	$(351)
Other comprehensive income (loss) before reclassifications	94	(1)	93
Amounts reclassified from AOCI	(1)	4	3
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7	—	7
Balance at December 31, 2020, attributable to Cabot Corporation	$(221)	$(41)	$(262)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three months ended December 31, 2020 and 2019 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended December 31
	Statements of Operations	2020	2019
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense (Note L)	$(1)	$(1)
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost (Note D)	1	1
Settlement charge	Net Periodic Benefit Cost (Note D)	6	—
Total before tax		6	—
Tax impact	Provision (benefit) for income taxes	(3)	—
Total after tax		$3	$—

G. Commitments and Contingencies

Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2020 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2020 10-K, the “Payor Group”).

 On February 28, 2020, Cabot, with certain members of the Payor Group, entered into a settlement agreement resolving a large group of claims, including claims alleging serious injury, brought by coal workers in Kentucky and West Virginia represented by common legal counsel. The Company’s share of this liability was $65.2 million, and during the second quarter of fiscal 2020, Cabot recorded a charge of $50 million for this settlement, which was included in Selling and administrative expenses in the Consolidated Statements of Operations. The Company paid $32.6 million of the settlement during the third quarter of fiscal 2020 and the remaining $32.6 million in the first quarter of fiscal 2021.

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve was $23 million and $24 million as of December 31, 2020 and September 30, 2020, respectively.

The Company’s current estimate of the cost of its share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect the Company’s estimate include, but are not limited to, (i) changes in the number of pending and future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain members of the Payor Group, or a change in the availability of the indemnity provided by a former owner of AO, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, the actual amount of these liabilities for pending and future claims could be different than the reserved amount.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2020	2019
	(Dollars in millions)
(Provision) benefit for income taxes	$(29)	$(4)
Effective tax rate	29%	7%

For the three months ended December 31, 2020, the (Provision) benefit for income taxes included a net discrete tax expense of $2 million. For the three months ended December 31, 2019, the (Provision) benefit for income taxes included a net discrete tax benefit of $10 million, which was primarily related to changes in uncertain tax positions as described below and the impact of tax reform legislation in a foreign jurisdiction.

Income tax in Interim Periods

The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. The income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to ordinary income or loss in the loss jurisdiction.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2019 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2019 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2003 through 2020 remain subject to examination by their respective tax authorities.

During the three months ended December 31, 2020, Cabot released uncertain tax positions of $1 million, due to the expiration of statutes of limitations in various jurisdictions. During the three months ended December 31, 2019, Cabot released uncertain tax positions of $6 million due to the expiration of statutes of limitations in various jurisdictions and accrued for an uncertain tax position of $2 million for a potential settlement.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2020	2019
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$60	$41
Less: Dividends and dividend equivalents to participating securities	—	—
Earnings (loss) allocated to common shareholders (numerator)	$60	$41

Weighted average common shares and participating securities outstanding	57.2	57.7
Less: Participating securities(1)	0.7	0.8
Adjusted weighted average common shares (denominator)	56.5	56.9

Earnings (loss) per common share - basic:	$1.06	$0.71

Diluted EPS:
Earnings (loss) allocated to common shareholders	$60	$41
Plus: Earnings allocated to participating securities	—	—
Less: Adjusted earnings allocated to participating securities(2)	—	—
Earnings (loss) allocated to common shareholders (numerator)	$60	$41

Adjusted weighted average common shares outstanding	56.5	56.9
Effect of dilutive securities:
Common shares issuable(3)	0.1	0.1
Adjusted weighted average common shares (denominator)	56.6	57.0

Earnings (loss) per common share - diluted:	$1.06	$0.70

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2020	2019
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$60	$41
Less: Dividends declared on common stock	20	20
Less: Dividends declared on participating securities	—	—
Undistributed earnings (loss)	$40	$21

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$40	$21
Undistributed earnings allocated to participating shareholders	—	—
Undistributed earnings (loss)	$40	$21

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the three months ended December 31, 2020 and 2019, 1,305,993 and 995,294 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three months ended December 31, 2020 and 2019 as follows:

	Three Months Ended December 31
	2020	2019
	(In millions)
Cost of sales	$3	$1
Selling and administrative expenses	—	7
Total	$3	$8

Details of all restructuring activities and the related reserves during the three months ended December 31, 2020 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Non-cash Asset Impairment	Other	Total
	(In millions)
Reserve at September 30, 2020	$5	$4	$—	$—	$9
Charges (gain)	—	—	2	1	3
Cost charged against assets	—	—	(2)	—	(2)
Cash paid	(2)	—	—	(1)	(3)
Reserve at December 31, 2020	3	4	—	—	7

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

2020 Reorganization

During fiscal 2020, the Company initiated several actions that it believes will enable the Company to perform certain activities more cost-effectively. These actions primarily consist of the reorganization of Cabot’s leadership structure, the creation of a Global Business Services function and other operational efficiency initiatives. As part of the creation of the Global Business Services function, certain business service activities performed at Cabot’s North American business service center were consolidated into the Company’s European business service center. During the three months ended December 31, 2020 and 2019, the Company recorded charges of less than $1 million and $7 million, respectively, for these actions, primarily related to severance costs. The Company expects to record additional restructuring charges, primarily related to site demolition and severance costs associated with the Company’s other operational efficiency initiatives, of approximately $2 million throughout the rest of fiscal 2021 and $3 million thereafter. Cabot paid $2 million and $1 million related to these activities in the three months ended December 31, 2020 and 2019, respectively, and expects to pay approximately $3 million in the remainder of fiscal 2021 and $4 million thereafter. As of December 31, 2020, Cabot had $2 million of accrued severance charges in the Consolidated Balance Sheets related to these actions. As of December 31, 2020, the Company recorded total charges of $17 million and paid a total of $15 million in cash primarily related to these severance costs.

Purification Solutions Transformation Plan

In December 2018, the Company initiated a transformation plan to improve the long-term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. During the three months ended December 31, 2020 and 2019, the Company recorded charges of $3 million and $1 million, respectively, under this plan related to actions affecting the business manufacturing facility in Marshall, Texas, which included charges associated with idling the activation kilns in September 2020. The Company expects to record additional restructuring charges, primarily related to decommissioning and severance costs, of approximately $2 million throughout the rest of fiscal 2021 and $1 million thereafter. During the three months ended December 31, 2020 and 2019, the Company paid $1 million and less than $1 million, respectively, primarily related to severance costs. The Company expects to pay approximately $2 million in the remainder of fiscal 2021 and $2 million thereafter primarily related to severance and decommissioning costs. As of December 31, 2020, Cabot had $1 million of accrued severance and other charges in the Consolidated Balance Sheets related to this plan. As of December 31, 2020, the Company recorded total charges of $14 million and paid a total of $10 million in cash for this plan primarily related to these severance costs.

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

At December 31, 2020 and September 30, 2020, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At December 31, 2020, the fair value of these derivatives was a net liability of $14 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other liabilities on the Consolidated Balance Sheets. At September 30, 2020, the fair value of these derivatives was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At December 31, 2020 and September 30, 2020, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $12 million and $11 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At December 31, 2020 and September 30, 2020, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.07 billion and $1.17 billion, respectively, as of December 31, 2020, and $1.08 billion and $1.18 billion, respectively, as of September 30, 2020. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of December 31, 2020 and September 30, 2020 to manage foreign currency risk.

Notional Amount
Description	Borrowing	December 31, 2020	September 30, 2020	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 39 million	USD 54 million	No designation

(1)

As of December 31, 2020, Cabot’s forward foreign exchange contracts were denominated in Indonesian rupiah and Czech koruna. As of September 30, 2020, Cabot’s forward foreign exchange contracts were denominated in Canadian dollar, Indonesian rupiah and Czech koruna. At both December 31, 2020 and September 30, 2020 the fair value of these derivative instruments were a nominal amount.

Accounting for Derivative Instruments and Hedging Activities

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of December 31, 2020, the fair value of these swaps was a net liability of $14 million and was included in Prepaid expenses and other current assets and Other liabilities and the cumulative loss of $12 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2020, the fair value of these swaps was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other Liabilities, and the cumulative gain of $2 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended December 31
	2020	2019	2020	2019	2020	2019
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$(13)	$(4)	$(1)	$(1)	$—	$—

M. Financial Information by Segment

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

The Company has three reportable segments: Reinforcement Materials, Performance Chemicals, and Purification Solutions.

The Reinforcement Materials segment consists of the rubber blacks and elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31
	2020	2019
	(In millions)
Performance Additives	$184	$170
Formulated Solutions	83	72
Total Performance Chemicals	$267	$242

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended December 31, 2020
Revenues from external customers(2)	$375	$267	$59	$701	$45	$746
Income (loss) before income taxes(3)	$88	$54	$(2)	$140	$(41)	$99

Three Months Ended December 31, 2019
Revenues from external customers(2)	$379	$242	$59	$680	$47	$727
Income (loss) before income taxes(3)	$47	$41	$(2)	$86	$(36)	$50

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

	Three Months Ended December 31
	2020	2019
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(5)	$(1)
Shipping and handling fees	33	31
By-product sales	17	17
Total	$45	$47

(3)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2020	2019
	(In millions)
Interest expense	$(12)	$(14)
Certain items(a)
Employee benefit plan settlement and other charges (Note D)	(6)	(2)
Global restructuring activities (Note J)	(3)	(8)
Acquisition and integration-related charges	(1)	(1)
Legal and environmental matters and reserves	—	1
Other	(1)	(1)
Total certain items, pre-tax	(11)	(11)
Unallocated corporate costs(b)	(13)	(10)
General unallocated income (expense)(c)	(5)	(1)
Less: Equity in earnings of affiliated companies, net of tax(d)	—	—
Total	$(41)	$(36)

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

	Three Months Ended December 31, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$149	$69	$25	$243
Asia Pacific	155	118	9	282
Europe, Middle East and Africa	71	80	25	176
Segment revenues from external customers	375	267	59	701
Unallocated and other				45
Net sales and other operating revenues				$746

	Three Months Ended December 31, 2019
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$141	$76	$26	$243
Asia Pacific	170	94	9	273
Europe, Middle East and Africa	68	72	24	164
Segment revenues from external customers	379	242	59	680
Unallocated and other				47
Net sales and other operating revenues				$727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies have not substantially changed from those described in the 2020 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B of our Notes to the Consolidated Financial Statements.

Results of Operations

Cabot is organized into three reportable business segments: Reinforcement Materials, Performance Chemicals, and Purification Solutions. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. The discussion of our results of operations for the periods presented reflects these structures.

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

Our discussion under the heading “First Quarter of Fiscal 2021 versus First Quarter Fiscal 2020—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “First quarter of Fiscal 2021 versus First quarter of Fiscal 2020—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

Our business, results of operations and cash flows in fiscal 2020 were adversely affected by the COVID-19 pandemic and its impact on our customers and our operations, predominately in the second and third fiscal quarters. As our customers in China began to restart operations at the end of March 2020, and in the Americas and Europe in May and June 2020, demand for our products began to improve. This recovery continued into the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, and by October 2020, our volumes had largely recovered from the COVID-related lows we experienced in fiscal 2020.

Despite this improvement in demand for our products, the duration and scope of the COVID-19 pandemic continues to be uncertain. Infection rates remain high in many parts of the world, and the level and timing of COVID-19 vaccine distribution across the world will impact the stability of the economic recovery and growth. In addition, the COVID-19 pandemic has had a negative impact on global logistics and our Performance Chemicals segment may begin to experience this in our supply chain in terms of the availability and cost of transportation. These factors could result in an adverse impact on our revenue as well as our overall profitability. Additionally, if a resurgence impacts our business to the magnitude of the impact we experienced in the third quarter of fiscal 2020 for an extended period, it could cause us to recognize write-downs or impairments for certain assets, or a reduction in our borrowing availability under our credit agreements.

During the first quarter of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the first quarter of fiscal 2020. The increase primarily reflects the increase in Total Segment EBIT of $54 million driven by higher margins primarily in Reinforcement Materials and higher volumes in Performance Chemicals.

First quarter of Fiscal 2021 versus First quarter of Fiscal 2020—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2020	2019
	(In millions)
Net sales and other operating revenues	$746	$727
Gross profit	$193	$141

The $19 million increase in net sales in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was driven by higher volumes ($22 million) predominantly in the Performance Chemicals segment, and the favorable impact from foreign currency translation ($9 million), partially offset by a less favorable price and product mix (combined $10 million). The higher volumes in the Performance Chemicals segment were driven by stronger demand in our key product lines. The less favorable price and product mix was driven by lower prices from lower feedstock costs that are passed through to our customers in the Reinforcement Materials segment.

Gross profit increased by $52 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The gross profit increase was primarily due to higher unit margins in the Reinforcement Materials segment and higher volumes in the Performance Chemicals segment.

Selling and Administrative Expenses

	Three Months Ended December 31
	2020	2019
	(In millions)
Selling and administrative expenses	$61	$64

Selling and administrative expenses decreased by $3 million in the first quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to the benefit from cost reduction activities realized in the current period.

Research and Technical Expenses

	Three Months Ended December 31
	2020	2019
	(In millions)
Research and technical expenses	$14	$14

Research and technical expenses were flat when comparing the first quarter of fiscal 2021 to the same period of fiscal 2020.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2020	2019
	(In millions)
Interest and dividend income	$2	$3
Interest expense	$(12)	$(14)
Other income (expense)	$(9)	$(2)

Interest and dividend income decreased by $1 million and Interest expense decreased by $2 million in the first quarter of fiscal 2021 compared to the same period of fiscal 2020, in each case primarily due to lower interest rates.

Other expense increased by $7 million in the first quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to a charge from the settlement of the U.S. cash balance plan and an unfavorable impact from foreign currency translation.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2020	2019
	(Dollars in millions)
(Provision) benefit for income taxes	$(29)	$(4)

Effective tax rate	29%	7%
Impact of discrete tax items(1):	3%	21%
Impact of certain items	(2)%	(2)%
Operating tax rate	30%	26%

(1)

For purposes of determining our Operating Tax Rate for the three months ended December 31, 2020 and 2019, the impact of discrete tax items included a net discrete tax benefit of $2 million and $10 million, respectively. Discrete tax items are comprised of unusual or infrequent items, items related to uncertain tax positions, and other discrete tax items, as further defined above under the heading “Definition of Terms and Non-GAAP Financial Measures”. For the three months ended December 31, 2019, discrete tax items are primarily comprised of changes in uncertain tax positions and the impact of tax reform legislation in a foreign jurisdiction.

For fiscal year 2021, the Operating tax rate is expected to be in the range of 28% to 30%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

We file U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. We are under audit in a number of jurisdictions. It is possible that some of these audits will be resolved in fiscal 2021 and could impact our effective tax rate. We have filed our tax returns in accordance with the tax laws, in all material respects, in each jurisdiction and maintain tax reserves for uncertain tax positions.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2020	2019
	(In millions)
Net income (loss) attributable to noncontrolling interests, net of tax	$10	$5

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $5 million in the first quarter of fiscal 2021 compared to the same periods of fiscal 2020, primarily due to the higher profitability from our joint ventures in China and the Czech Republic.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2021, we reported net income (loss) attributable to Cabot Corporation of $60 million or $1.06 per diluted common share. This compares to net income (loss) attributable to Cabot Corporation of $41 million or $0.70 per diluted common share in the first quarter of fiscal 2020. Higher net income in the first quarter of fiscal 2021 is primarily due to improved EBIT in the Reinforcement Materials and Performance Chemicals segments.

First quarter of Fiscal 2021 versus First quarter of Fiscal 2020—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three months ended December 31, 2020 and 2019 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note M of our Notes to the Consolidated Financial Statements.

	Three Months Ended December 31
	2020	2019
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$99	$50
Less: Certain items	(11)	(11)
Less: Other unallocated items	(30)	(25)
Total segment EBIT	$140	$86

In the first quarter of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $49 million and Total segment EBIT increased by $54 million. The increase in Total segment EBIT is driven by higher unit margins in each of our three segments and higher volumes in the Performance Chemicals segment. Higher volumes in the Performance Chemicals segment ($13 million) were primarily due to strong demand across our key product lines and some level of inventory replenishment by our customers. Higher unit margins in the Reinforcement Materials segment ($31 million) were primarily due to price increases in Asia ahead of rising feedstock costs and the impact of higher pricing across all regions. Higher unit margins in the Performance Chemicals segment ($3 million) were largely due to favorable product mix in our specialty carbons and specialty compounds product lines due to higher demand in automotive applications.

Certain Items

Details of the certain items for the first quarter of fiscal 2021 and fiscal 2020 are as follows:

	Three Months Ended December 31
	2020	2019
	(In millions)
Employee benefit plan settlement and other charges (Note D)	$(6)	$(2)
Global restructuring activities (Note J)	(3)	(8)
Acquisition and integration-related charges	(1)	(1)
Legal and environmental matters and reserves	—	1
Other	(1)	(1)
Total certain items, pre-tax	(11)	(11)
Tax-related certain items:
Tax impact of certain items	2	2
Discrete tax items	2	10
Total tax-related certain items	4	12
Total certain items, after tax	$(7)	$1

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

Other Unallocated Items

	Three Months Ended December 31
	2020	2019
	(In millions)
Interest expense	$(12)	$(14)
Unallocated corporate costs	(13)	(10)
General unallocated income (expense)	(5)	(1)
Less: Equity in earnings of affiliated companies, net of tax	—	—
Total other unallocated items	$(30)	$(25)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first three months of fiscal 2020 and 2019 were as follows:

	Three Months Ended December 31
	2020	2019
	(In millions)
Reinforcement Materials Sales	$375	$379
Reinforcement Materials EBIT	$88	$47

Sales in Reinforcement Materials decreased by $4 million in the first quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to a less favorable price and product mix (combined $9 million), partially offset by higher volumes ($5 million). The less favorable pricing was primarily due to lower prices from lower feedstock costs that are passed through to our customers. The higher volumes were primarily due to continued market recovery in the Americas and Europe from the COVID-19 pandemic related lows we experienced in fiscal 2020.

EBIT in Reinforcement Materials increased by $41 million in the first quarter of fiscal 2021 compared to the same period of fiscal 2020 due to higher unit margins ($31 million) from price increases in Asia ahead of rising feedstock costs and the impact from higher base pricing in our calendar year 2020 customer agreements.

We currently expect EBIT in Reinforcement Materials in the second fiscal quarter to be negatively impacted by lower unit margins driven by higher feedstock costs in Asia as we implemented price increases ahead of rising feedstock costs in the first quarter and this margin benefit in the first fiscal quarter is not expected to repeat. We also anticipate higher fixed costs in the second fiscal quarter as compared to the first fiscal quarter due to higher expected volumes and a higher level of maintenance activities.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2021 and 2020 were as follows:

	Three Months Ended December 31
	2020	2019
	(In millions)
Performance Additives Sales	$184	$170
Formulated Solutions Sales	83	72
Performance Chemicals Sales	$267	$242
Performance Chemicals EBIT	$54	$41

Sales in Performance Chemicals increased by $25 million in the first quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to higher volumes ($21 million), and the favorable impact from foreign currency translation ($8 million), partially offset by a less favorable price and product mix (combined $4 million). The higher volumes were primarily due to stronger demand across our key product lines and some level of inventory replenishment by our customers as demand recovered from the declines we saw in fiscal 2020 as a result of the COVID-19 pandemic. The less favorable price and product mix was driven by lower pricing in our fumed metal oxides product line.

EBIT in Performance Chemicals increased by $13 million in the first quarter of fiscal 2021 compared to the same period of fiscal 2020 primarily due to higher volumes ($13 million) driven by stronger demand across our key product lines and inventory replenishment at our customers, higher unit margins ($3 million) driven by favorable product mix in our specialty carbons and specialty compounds product lines due to higher demand in automotive applications, and the favorable impact from foreign currency translation ($3 million), partially offset by higher fixed costs ($5 million) primarily due to higher depreciation from the startup our new fumed silica plant in Kentucky.

Looking ahead to the second fiscal quarter as compared to the first fiscal quarter, we anticipate that EBIT in Performance Chemicals will be negatively impacted by higher raw material costs in the specialty carbons and compounds product lines and higher fixed costs.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2021 and 2020 were as follows:

	Three Months Ended December 31
	2020	2019
	(In millions)
Purification Solutions Sales	$59	$59
Purification Solutions EBIT	$(2)	$(2)

Sales in Purification Solutions were flat when comparing the first quarter of fiscal 2021 to the same period of fiscal 2020 due to a more favorable price and product mix (combined $3 million), and a favorable impact from foreign currency translation ($2 million), offset by lower volumes ($5 million). The lower volumes were driven by a decrease in demand for mercury removal and environmental products.

EBIT in Purification Solutions was flat when comparing the first quarter of fiscal 2021 to the first quarter of fiscal 2020 due to lower fixed costs ($5 million) as a result of prior year restructuring activities and higher unit margins ($2 million), offset by the unfavorable effect of inventory change ($4 million), and lower volumes ($3 million). The lower volumes were driven by a decrease in demand for mercury removal and environmental products.

As we look to the second fiscal quarter, we expect EBIT in Purification Solutions to continue to benefit from lower fixed costs resulting from our previously executed transformation plan actions and an improved price and product mix in specialty applications.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $22 million during the first three months of fiscal 2021, which was largely attributable to business earnings, partially offset by higher working capital. As of December 31, 2020, we had cash and cash equivalents of $147 million and borrowing availability under our revolving credit agreements of $1.3 billion.

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

As of December 31, 2020, we were in compliance with our debt covenants under the Credit Agreements, which, with limited exceptions, generally require us to comply on a quarterly basis with a leverage test requiring consolidated total debt not to exceed consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for the four quarters then ending by more than 3.50 to 1.00. Because of the uncertainty of the overall financial impact of the COVID-19 pandemic and to increase our financial flexibility, we amended the Credit Agreements as of June 8, 2020 to, among other changes, set the consolidated total debt to consolidated EBITDA ratio at 4.50 to 1.00 for the fiscal quarters ending September 30, 2020 through June 30, 2021.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We are currently using a combination of commercial paper and revolving credit facility borrowings to meet our U.S. cash needs. We generally reduce our commercial paper balance and, if applicable, borrowings under the Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate funds or to access additional debt under our revolving credit facilities. As of December 31, 2020, there were no borrowings on either the JPM Credit Agreement or the Canadian Credit Agreement. As of December 31, 2020, our borrowings under the Euro Credit Agreement totaled $139 million, and we had $13 million of commercial paper outstanding.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $21 million in the first three months of fiscal 2021 compared to $105 million of cash provided by operating activities during the same period of fiscal 2020.

Cash provided by operating activities in the first three months of fiscal 2021 was driven by business earnings excluding the non-cash impact of depreciation and amortization of $39 million, which was partially offset by an increase in net working capital of $99 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales, an increase in inventory driven by a higher cost of purchases for raw materials, and a $32.6 million cash payment related to a respirator litigation settlement in fiscal 2020 as discussed in Note G.

Cash provided by operating activities in the first three months of fiscal 2020 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $39 million and a decrease in Accounts and notes receivable of $54 million, partially offset by an increase in Prepaid expenses and other current assets of $21 million.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of December 31, 2020, we had $7 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to certain of our global restructuring activities. In the first three months of fiscal 2021, we paid $3 million related to these restructuring activities, and we expect to make additional cash payments of approximately $7 million in fiscal 2021 and $8 million thereafter.

Litigation Matters — As of December 31, 2020, we had a $23 million reserve for pending and future respirator claims that we expect to pay over multiple years. During fiscal 2020, we settled a large group of respirator claims for $65.2 million. We paid $32.6 million related to these settled claims during fiscal 2020, and the remaining $32.6 million in the first quarter of fiscal 2021. We also have other lawsuits, claims and contingent liabilities arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $29 million of cash in the first three months of fiscal 2021 compared to $77 million of cash consumed in the first three months of fiscal 2020. In both periods, investing activities primarily consisted of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures. In the first three months of fiscal 2021, capacity expansion capital expenditures were primarily in Performance Chemicals, and in the same period of fiscal 2020 they were primarily in Performance Chemicals and Reinforcement Materials. In addition, in the first three months of fiscal 2020, we paid $8 million for the plant that we acquired from NSCC in September 2018.

Capital expenditures for fiscal 2021 are expected to be between $175 million and $200 million. Our planned capital spending program for fiscal 2021 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Performance Chemicals.

Cash Flows from Financing Activities

Financing activities consumed $38 million of cash in the first three months of fiscal 2021 compared to $44 million of cash consumed during the same period of fiscal 2020. In the first three months of fiscal 2021, financing activities primarily consisted of dividend payments to stockholders of $20 million and net repayments from borrowings under our revolvers of $16 million, which consisted of proceeds of $50 million less repayments of $65 million.

In the first three months of fiscal 2020, financing activities primarily consisted of share repurchases of $34 million, dividend payments to stockholders of $20 million, and the repayment of $29 million of commercial paper, partially offset by the net proceeds from borrowing under our revolvers of $49 million, which consisted of proceeds of $97 million less repayments of $48 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our results of operations, including how we expect the COVID-19 pandemic to impact our results of operations and the factors we expect to impact results in our Reinforcement Materials, Performance Chemicals, and Purification Solutions segment in the second quarter of fiscal 2021; the amount and the timing of the contingent consideration we expect to pay related to the SUSN acquisition; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with our reorganization and the closing of certain manufacturing facilities, restructuring initiatives and under our transformation plan for our Purification Solutions business; our estimated future amortization expenses for our intangible assets; the timing of expected payments from our reserve for pending and future respirator claims; our entry into cross-currency swaps and other financial instruments to manage foreign currency risks; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities and commercial paper program to fund our cash requirements; our expectations regarding our ability to repatriate funds or access additional debt under our revolving credit facilities; uses of available cash including anticipated capital spending; our expected tax rate for fiscal 2021; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements. Importantly, as we cannot predict the duration or scope of the COVID-19 pandemic, the negative impact to our results cannot be estimated. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the level and timing of vaccine distribution around the world and its impact on the stability of economic recovery and growth, the degree of disruption in our supply chain from global logistics matters resulting from the COVID-19 pandemic, and the general economic consequences of the pandemic.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; volatility in the price and availability of energy and raw materials; a significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations or global health matters; litigation or legal proceedings; tax rates and fluctuations in foreign currency exchange and interest rates; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2020 10-K and in our subsequent SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2020 does not differ materially from that discussed under Item 7A of our 2020 10-K.

Item 4.	Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission we excluded from our assessment the internal controls over financial reporting at Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), which was acquired on April 1, 2020, for the period ended December 31, 2020. As a result of the COVID-19 pandemic, certain of our employees have been working remotely and certain manufacturing sites have been operating with limited personnel on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Part II. Other Information

Item 6.	Exhibits

Exhibit No.	Description

Exhibit 3.1

Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit 3.2

The By-laws of Cabot Corporation as amended January 7, 2021 (incorporated herein by reference to Exhibit 3.1 of Cabot Corporation’s Current Report on Form 8-K, file reference 1-5667, filed with the SEC on January 12, 2021).

Exhibit 10.1†	Offer Letter dated February 12, 2012 between Cabot Corporation and Jeff Zhu, as amended by letter agreement dated February 4, 2021.
Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 5, 2021	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 5, 2021	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)