Form 10-Q
period 2021-03-31
CABOT CORP
filed 2021-05-05
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,634,131 shares of common stock, $1.00 par value per share, outstanding as of May 3, 2021.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net sales and other operating revenues	$842	$710	$1,588	$1,437
Cost of sales	628	557	1,181	1,143
Gross profit	214	153	407	294
Selling and administrative expenses	71	114	132	178
Research and technical expenses	15	14	29	28
Specialty Fluids loss on sale and asset impairment charge	—	1	—	1
Income (loss) from operations	128	24	246	87
Interest and dividend income	2	3	4	6
Interest expense	(13)	(14)	(25)	(28)
Other income (expense)	1	(1)	(8)	(3)
Income (loss) before income taxes and equity in earnings of affiliated companies	118	12	217	62
(Provision) benefit for income taxes	(34)	(10)	(63)	(14)
Equity in earnings of affiliated companies, net of tax	1	1	1	1
Net income (loss)	85	3	155	49
Net income (loss) attributable to noncontrolling interests, net of tax	10	4	20	9
Net income (loss) attributable to Cabot Corporation	$75	$(1)	$135	$40

Weighted-average common shares outstanding:
Basic	56.6	56.6	56.6	56.7
Diluted	56.7	56.6	56.7	56.8

Earnings (loss) per common share:
Basic	$1.31	$(0.01)	$2.37	$0.70
Diluted	$1.30	$(0.01)	$2.36	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Net income (loss)	$85	$3	$155	$49
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(76)	(78)	18	(35)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(2)	(1)	(3)	(2)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	1	1	1
Pension and other postretirement benefit liability adjustments, net of tax	1	—	4	1
Other comprehensive income (loss)	(76)	(78)	20	(35)
Comprehensive income (loss)	9	(75)	175	14
Net income (loss) attributable to noncontrolling interests, net of tax	10	4	20	9
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(2)	(3)	5	—
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	8	1	25	9
Comprehensive income (loss) attributable to Cabot Corporation	$1	$(76)	$150	$5

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2021	September 30, 2020
	(In millions)
Current assets:
Cash and cash equivalents	$146	$151
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $2	578	418
Inventories:
Raw materials	123	82
Finished goods	264	225
Other	49	52
Total inventories	436	359
Prepaid expenses and other current assets	64	50
Total current assets	1,224	978
Property, plant and equipment, net	1,334	1,314
Goodwill	139	134
Equity affiliates	40	39
Intangible assets, net	103	103
Deferred income taxes	50	53
Other assets	157	160
Total assets	$3,047	$2,781

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2021	September 30, 2020
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$44	$14
Accounts payable and accrued liabilities	562	488
Income taxes payable	33	20
Current portion of long-term debt	8	7
Total current liabilities	647	529
Long-term debt	1,087	1,094
Deferred income taxes	58	58
Other liabilities	308	286
Contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,767,240 and 56,616,030 shares, Outstanding: 56,622,455 and 56,466,638 shares	57	57
Less cost of 144,785 and 149,392 shares of common treasury stock	(4)	(4)
Retained earnings	1,094	989
Accumulated other comprehensive income (loss)	(336)	(351)
Total Cabot Corporation stockholders' equity	811	691
Noncontrolling interests	136	123
Total stockholders' equity	947	814
Total liabilities and stockholders' equity	$3,047	$2,781

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2021	2020
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$155	$49
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	77	78
Deferred tax provision (benefit)	1	(23)
Employee benefit plan settlement	6	—
Equity in earnings of affiliated companies	(1)	(1)
Non-cash compensation	10	3
Other non-cash (income) expense	19	4
Cash dividends received from equity affiliates	1	1
Changes in assets and liabilities:
Accounts and notes receivable	(155)	56
Inventories	(80)	(8)
Prepaid expenses and other assets	(8)	(33)
Accounts payable and accrued liabilities	56	4
Income taxes payable	12	5
Other liabilities	(7)	(6)
Cash provided (used) by operating activities	86	129
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(69)	(119)
Cash paid for acquisition of businesses	—	(8)
Other	3	1
Cash provided (used) by investing activities	(66)	(126)
Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of commercial paper, net	31	(33)
Proceeds from long-term debt	100	197
Repayments of long-term debt	(117)	(50)
Purchases of common stock	(2)	(44)
Proceeds from sales of common stock	2	3
Cash dividends paid to noncontrolling interests	(1)	(23)
Cash dividends paid to common stockholders	(40)	(40)
Cash provided (used) by financing activities	(27)	10
Effects of exchange rate changes on cash	6	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	(1)	8
Cash, cash equivalents and restricted cash at beginning of period	151	169
Cash, cash equivalents and restricted cash at end of period	$150	$177

The following table presents the Company’s cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	March 31, 2021	March 31, 2020
	(In millions)
Cash and cash equivalents	$146	$142
Restricted cash classified within Prepaid expenses and other current assets	4	35
Cash, cash equivalents and restricted cash	$150	$177

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814
Net income (loss)				60		60	10	70
Total other comprehensive income (loss)					89	89	7	96
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(1)	(1)
Issuance of stock under equity compensation plans	192	—	1			1		1
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(53)	—	(2)			(2)		(2)
Amount reclassified to retained earnings in excess of additional paid in capital			(3)	3		—		—
Balance at December 31, 2020	56,606	$53	$-	$1,032	$(262)	$823	$139	$962
Net income (loss)				75		75	10	85
Total other comprehensive income (loss)					(74)	(74)	(2)	(76)
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(11)	(11)
Issuance of stock under equity compensation plans	17	—	1			1		1
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(1)	—	-	-		—		-
Amount reclassified to retained earnings in excess of additional paid in capital			(7)	7		—
Balance at March 31, 2021	56,622	53	—	1,094	(336)	811	136	947

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2019	57,081	$52	$—	$1,337	$(391)	$998	$136	$1,134
Adoption of accounting standards				$3	$(3)	—		—
Net income (loss)				41		41	5	46
Total other comprehensive income (loss)					40	40	3	43
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests							(19)	(19)
Issuance of stock under equity compensation plans	273	—	1			1		1
Amortization of share-based compensation			1			1		1
Purchase and retirement of common stock	(699)	—	(2)	(32)		(34)		(34)
Balance at December 31, 2019	56,655	$52	$-	$1,329	$(354)	$1,027	$125	$1,152
Net income (loss)				(1)		(1)	4	3
Total other comprehensive income (loss)					(75)	(75)	(3)	(78)
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests							(16)	(16)
Issuance of stock under equity compensation plans	30	—	2			2		2
Amortization of share-based compensation			2			2		2
Purchase and retirement of common stock	(241)	—	(4)	(6)		(10)		(10)
Balance at March 31, 2020	56,444	52	—	1,302	(429)	925	110	1,035

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2021 and 2020. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

C. Acquisitions

Shenzhen Sanshun Nano New Materials Co., Ltd

On April 1, 2020, the Company purchased Shenzhen Sanshun Nano New Materials Co., Ltd (SUSN), a leading carbon nanotube producer, for an estimated purchase price of $100 million, consisting of: (i) cash consideration of $84 million, net of $1 million acquired, (ii) contingent consideration of $3 million to be paid over the two-year period ending March 31, 2022 upon the satisfaction of certain milestones, and (iii) assumed debt of $13 million. The debt the Company assumed in the transaction was repaid in June 2020. The operating results of SUSN are included in the results of the Company's Performance Chemicals segment beginning in the third quarter of fiscal 2020.

D. Employee Benefit Plans

Net periodic defined benefit pension costs include the following:

	Three Months Ended March 31
	2021		2020
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$2	$1	$2
Interest cost	—	1	1	1
Expected return on plan assets	—	(3)	(1)	(3)
Amortization of actuarial loss	—	—	—	—
Settlement charge	—	—	—	—
Net periodic benefit (credit) cost	$—	$—	$1	$—

	Six Months Ended March 31
	2021		2020
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$3	$1	$3
Interest cost	—	2	2	2
Expected return on plan assets	—	(5)	(2)	(5)
Amortization of actuarial loss	—	1	—	1
Settlement charge	6	—	—	—
Net periodic benefit (credit) cost	$6	$1	$1	$1

Other postretirement benefit costs were less than $1 million and $1 million for the three and six months ended March 31, 2021, respectively. Other postretirement benefit costs were less than $1 million and $1 million for the three and six months ended March 31, 2020, respectively.

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

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March 31, 2021 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2020	$46	$88	$134
Foreign currency impact	2	3	5
Balance at March 31, 2021	$48	$91	$139

The following table provides information regarding the Company’s intangible assets:

	March 31, 2021			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$62	$(10)	$52	$60	$(8)	$52
Trademarks	11	(1)	10	11	(1)	10
Customer relationships	59	(18)	41	56	(15)	41
Total intangible assets	$132	$(29)	$103	$127	$(24)	$103

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately eighteen years. Amortization expense for each of the three months ended March 31, 2021 and 2020 was $2 million and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Amortization expense for the six months ended March 31, 2021 and 2020 was $4 million and $3 million, respectively, and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $8 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2020, attributable to Cabot Corporation	$(307)	$(44)	$(351)
Other comprehensive income (loss) before reclassifications	94	(1)	93
Amounts reclassified from AOCI	(1)	4	3
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7	—	7
Balance at December 31, 2020, attributable to Cabot Corporation	(221)	(41)	(262)
Other comprehensive income (loss) before reclassifications	(76)	1	(75)
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	(2)
Balance at March 31, 2021, attributable to Cabot Corporation	$(296)	$(40)	$(336)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and six months ended March 31, 2021 and 2020 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended March 31		Six Months Ended March 31
	Statements of Operations	2021	2020	2021	2020
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense (Note L)	$(2)	$(1)	$(3)	$(2)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense (Note L)	1	1	1	1

Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost (Note D)	—	—	1	1
Settlement charge	Net Periodic Benefit Cost (Note D)	—	—	6	—
Total before tax		(1)	—	5	—
Tax impact	Provision (benefit) for income taxes	—	—	(3)	—
Total after tax		$(1)	$—	$2	$—

G. Contingencies

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve was $22 million and $24 million as of March 31, 2021 and September 30, 2020, respectively.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(Dollars in millions)
(Provision) benefit for income taxes	$(34)	$(10)	$(63)	$(14)
Effective tax rate	29%	81%	29%	22%

For the three and six months ended March 31, 2021, the (Provision) benefit for income taxes included a net discrete tax benefit of $1 million and a net discrete tax expense of $1 million, respectively. For the three and six months ended March 31, 2020, the (Provision) benefit for income taxes included a net discrete tax benefit of $1 million and $11 million, respectively. The $11 million benefit was comprised of $5 million related to changes in uncertain tax positions and $6 million related to the impact of tax reform legislation in a foreign jurisdiction.

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

During the three and six months ended March 31, 2021, Cabot released uncertain tax positions of less than $1 million and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and six months ended March 31, 2020, Cabot released uncertain tax positions of $2 million and $8 million, respectively, due to audit settlements and the expiration of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$75	$(1)	$135	$40
Less: Undistributed earnings allocated to participating securities(1)	1	—	1	—
Earnings (loss) allocated to common shareholders (numerator)	$74	$(1)	$134	$40

Weighted average common shares and participating securities outstanding	57.4	57.3	57.3	57.5
Less: Participating securities(1)	0.8	0.7	0.7	0.8
Adjusted weighted average common shares (denominator)	56.6	56.6	56.6	56.7

Earnings (loss) per common share - basic:	$1.31	$(0.01)	$2.37	$0.70

Diluted EPS:
Earnings (loss) allocated to common shareholders	$74	$(1)	$134	$40
Plus: Earnings allocated to participating securities	1	—	1	—
Less: Adjusted earnings allocated to participating securities(2)	1	—	1	—
Earnings (loss) allocated to common shareholders (numerator)	$74	$(1)	$134	$40

Adjusted weighted average common shares outstanding	56.6	56.6	56.6	56.7
Effect of dilutive securities:
Common shares issuable(3)	0.1	—	0.1	0.1
Adjusted weighted average common shares (denominator)	56.7	56.6	56.7	56.8

Earnings (loss) per common share - diluted:	$1.30	$(0.01)	$2.36	$0.70

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$75	$(1)	$135	$40
Less: Dividends declared on common stock	20	20	40	40
Less: Dividends declared on participating securities	—	—	—	—
Undistributed earnings (loss)	$55	$(21)	$95	$—

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$54	$(21)	$94	$—
Undistributed earnings allocated to participating shareholders	1	—	1	—
Undistributed earnings (loss)	$55	$(21)	$95	$—

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the three and six months ended March 31, 2021, 1,120,460 and 1,377,609 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the six months ended March 31, 2020, 1,113,013 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three months ended March 31, 2020, 1,858,582 incremental shares of common stock, which includes shares of participating securities as described in (1) above, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive due to the Company’s net loss position.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and six months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Cost of sales	$—	$4	$3	$5
Selling and administrative expenses	—	1	—	8
Research and technical expenses	1	—	1	—
Total	$1	$5	$4	$13

Details of all restructuring activities and the related reserves during the three and six months ended March 31, 2021 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Non-cash Asset Impairment	Other	Total
	(In millions)
Reserve at September 30, 2020	$5	$4	$—	$—	$9
Charges (gain)	—	—	2	1	3
Cost charged against assets	—	—	(2)	—	(2)
Cash paid	(2)	—	—	(1)	(3)
Reserve at December 31, 2020	3	4	—	—	7
Charges (gain)	1	—	—	—	1
Costs charged against assets / (liabilities)	—	—	—	—	—
Cash paid	(2)	—	—	—	(2)
Reserve at March 31, 2021	2	4	—	—	6

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

2020 Reorganization

During fiscal 2020, the Company initiated several actions to enable the Company to perform certain activities more cost‐effectively. These actions primarily consisted of the reorganization of Cabot’s leadership structure, the creation of a Global Business Services function and other operational efficiency initiatives. A majority of these actions were completed in fiscal 2020. During the six months ended March 31, 2020, the Company recorded charges of $12 million and paid cash of $7 million related to these activities.  As of March 31, 2021, the Company had recorded total charges of $18 million, of which $17 million was recorded in fiscal 2020, primarily related to severance costs, and also had $2 million of accrued severance charges in the Consolidated Balance Sheets related to these actions.    The Company expects to record additional restructuring charges of approximately $1 million throughout the rest of fiscal 2021 and $3 million thereafter primarily related to site demolition costs associated with the reorganization.  As of March 31, 2021, the Company had paid a total of $15 million in cash, of which $13 million was paid in fiscal 2020, and expects to have future cash outlays of approximately $2 million in the remainder of fiscal 2021 and $4 million thereafter related to the reorganization.

Purification Solutions Transformation Plan

In December 2018, the Company initiated a transformation plan to improve the long‐term performance of the Purification Solutions segment. The purpose of the plan is to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. As of March 31, 2021, the Company had recorded total charges of $14 million for this plan, of which $11 million was recorded in prior fiscal years, primarily related to severance costs, and also had $1 million of accrued severance and other charges in the Consolidated Balance Sheets related to these actions.  The Company expects to record additional restructuring charges of approximately $2 million throughout the rest of fiscal 2021 and $1 million thereafter primarily related to decommissioning costs associated with the business’s manufacturing facility in Marshall, Texas.  As of March 31, 2021, the Company has paid a total of $11 million in cash for this plan, of which $9 million was paid in prior fiscal years, and expects to have future cash outlays of approximately $2 million in the remainder of fiscal 2021 and $2 million thereafter related to this plan.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2021 or 2020.

At March 31, 2021 and September 30, 2020, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At March 31, 2021, the fair value of these derivatives was a net liability of $21 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. At September 30, 2020, the fair value of these derivatives was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At each of March 31, 2021 and September 30, 2020, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets was $11 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At March 31, 2021 and September 30, 2020, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.07 billion and $1.14 billion, respectively, as of March 31, 2021, and $1.08 billion and $1.18 billion, respectively, as of September 30, 2020. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of March 31, 2021 and September 30, 2020 to manage foreign currency risk.

Notional Amount
Description	Borrowing	March 31, 2021	September 30, 2020	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 29 million	USD 54 million	No designation

(1)

As of March 31, 2021, Cabot’s forward foreign exchange contracts were denominated in Indonesian rupiah and Czech koruna. As of September 30, 2020, Cabot’s forward foreign exchange contracts were denominated in Canadian dollar, Indonesian rupiah and Czech koruna. At both March 31, 2021 and September 30, 2020 the fair value of these derivative instruments were a nominal amount.

Accounting for Derivative Instruments and Hedging Activities

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of March 31, 2021, the fair value of these swaps was a net liability of $21 million and was included in Prepaid expenses and other current assets and Other liabilities and the cumulative loss of $17 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2020, the fair value of these swaps was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other Liabilities, and the cumulative gain of $2 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended March 31
	2021	2020	2021	2020	2021	2020
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$(5)	$14	$(2)	$(2)	$1	$1

	Six Months Ended March 31
	2021	2020	2021	2020	2021	2020
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$(18)	$10	$(3)	$(3)	$1	$1

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

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and six months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Performance Additives	$203	$168	$387	$338
Formulated Solutions	91	77	174	149
Total Performance Chemicals	$294	$245	$561	$487

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended March 31, 2021
Revenues from external customers(2)	$434	$294	$63	$791	$51	$842
Income (loss) before income taxes(3)	$89	$58	$2	$149	$(31)	$118

Three Months Ended March 31, 2020
Revenues from external customers(2)	$355	$245	$64	$664	$46	$710
Income (loss) before income taxes(3)	$61	$31	$3	$95	$(83)	$12

Six Months Ended March 31, 2021
Revenues from external customers(2)	$809	$561	$122	$1,492	$96	$1,588
Income (loss) before income taxes(3)	$177	$112	$—	$289	$(72)	$217

Six Months Ended March 31, 2020
Revenues from external customers(2)	$734	$487	$123	$1,344	$93	$1,437
Income (loss) before income taxes(3)	$108	$72	$1	$181	$(119)	$62

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

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Royalties, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate and discounting charges for certain notes receivable	$(5)	$(1)	$(10)	$(2)
Shipping and handling fees	38	30	71	61
By-product sales	18	17	35	34
Total	$51	$46	$96	$93

(3)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Interest expense	$(13)	$(14)	$(25)	$(28)
Certain items(a)
Employee benefit plan settlement and other charges (Note D)	1	(1)	(5)	(3)
Global restructuring activities (Note J)	(1)	(5)	(4)	(13)
Acquisition and integration-related charges	(1)	(1)	(2)	(2)
Legal and environmental matters and reserves	—	(51)	—	(50)
Specialty Fluids loss on sale and asset impairment charges	—	(1)	—	(1)
Indirect tax settlement credits	—	3	—	3
Other	—	—	(1)	(1)
Total certain items, pre-tax	(1)	(56)	(12)	(67)
Unallocated corporate costs(b)	(16)	(12)	(29)	(22)
General unallocated income (expense)(c)	—	—	(5)	(1)
Less: Equity in earnings of affiliated companies, net of tax(d)	1	1	1	1
Total	$(31)	$(83)	$(72)	$(119)

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

	Three Months Ended March 31, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$163	$78	$26	$267
Asia Pacific	185	122	9	316
Europe, Middle East and Africa	86	94	28	208
Segment revenues from external customers	434	294	63	791
Unallocated and other				51
Net sales and other operating revenues				$842

	Three Months Ended March 31, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$154	$76	$29	$259
Asia Pacific	122	79	9	210
Europe, Middle East and Africa	79	90	26	195
Segment revenues from external customers	355	245	64	664
Unallocated and other				46
Net sales and other operating revenues				$710

	Six Months Ended March 31, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$312	$147	$51	$510
Asia Pacific	340	240	18	598
Europe, Middle East and Africa	157	174	53	384
Segment revenues from external customers	809	561	122	1,492
Unallocated and other				96
Net sales and other operating revenues				$1,588

	Six Months Ended March 31, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$295	$152	$55	$502
Asia Pacific	292	173	18	483
Europe, Middle East and Africa	147	162	50	359
Segment revenues from external customers	734	487	123	1,344
Unallocated and other				93
Net sales and other operating revenues				$1,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion under the heading “Second Quarter of Fiscal 2021 versus Second Quarter Fiscal 2020—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Second quarter of Fiscal 2021 versus Second quarter of Fiscal 2020—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

Our business, results of operations and cash flows in fiscal 2020 were adversely affected by the COVID-19 pandemic and its impact on our customers and our operations, predominately in the second and third fiscal quarters. As our customers in China began to restart operations at the end of March 2020, and in the Americas and Europe in May and June 2020, demand for our products began to improve. This recovery continued into the fourth quarter of fiscal 2020, and by October 2020, our volumes had largely recovered from the COVID-related lows we experienced in fiscal 2020. We saw further strengthening of demand in the first half of 2021 as the recovery was also complemented by replenishment of stocks in the value chain, particularly in our Performance Chemicals segment, following the depletion of inventory levels in the value chain during fiscal 2020.

Despite this improvement in demand for our products, the duration and scope of the COVID-19 pandemic continues to be uncertain. Infection rates remain high in many parts of the world, and the level and timing of COVID-19 vaccine distribution across the world will impact the economic recovery and growth. Additionally, if there is a resurgence in the COVID-19 pandemic impacting our business, it could cause us to recognize write-downs or impairments for certain assets, or a reduction in our borrowing availability under our credit agreements.  These factors could also result in an adverse impact on our revenue as well as our overall profitability. In addition, the COVID-19 pandemic is having a negative impact on the cost and availability of global transportation and the availability of semi-conductor chips for the automotive industry. If these global logistics challenges or the semi-conductor chip shortage persist or intensify, they could negatively impact the results of our Performance Chemicals segment.

During the second quarter of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the second quarter of fiscal 2020. The increase is driven by the increase in Total segment EBIT of $54 million and a $50 million charge in fiscal 2020 related to a legal settlement. The increase in Total segment EBIT was driven by higher volumes in Reinforcement Materials and Performance Chemicals and higher unit margins primarily in Performance Chemicals.

Second quarter of Fiscal 2021 versus Second quarter of Fiscal 2020—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Net sales and other operating revenues	$842	$710	$1,588	$1,437
Gross profit	$214	$153	$407	$294

The $132 million increase in net sales and other operating revenues in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 was driven by higher volumes ($87 million), favorable impact from foreign currency translation ($24 million) and favorable price and product mix across all segments (combined $15 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic. The favorable price and product mix was driven by higher prices from higher feedstock costs that are passed through to our customers in the Reinforcement Materials segment and favorable price and product mix in the Performance Chemicals segment driven by higher sales into automotive applications and targeted growth initiatives.

The $151 million increase in net sales and other operating revenues in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was driven by higher volumes ($108 million) in the Reinforcement Materials and Performance Chemicals segments, favorable impact from foreign currency translation ($33 million), primarily in the Performance Chemicals segment, and favorable price and product mix (combined $7 million) across all segments. The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic.

Gross profit increased by $61 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Gross profit increased by $113 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The gross profit increase in both comparative periods was primarily due to higher volumes and unit margins in the Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Selling and administrative expenses	$71	$114	$132	$178

Selling and administrative expenses decreased by $43 million and $46 million in the second quarter and first six months of fiscal 2021, respectively, compared to the same periods of fiscal 2020, primarily due to a $50 million legal settlement recorded during the second quarter of fiscal 2020. The decrease was partially offset by increased incentive compensation.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Research and technical expenses	$15	$14	$29	$28

Research and technical expenses increased by $1 million in each of the second quarter and the first six months of fiscal 2021 compared to the same periods of fiscal 2020.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Interest and dividend income	$2	$3	$4	$6
Interest expense	$(13)	$(14)	$(25)	$(28)
Other income (expense)	$1	$(1)	$(8)	$(3)

Interest and dividend income decreased $1 million and $2 million in the second quarter of fiscal 2021 and for the six months ended March 31, 2021, respectively, as compared to the same periods of fiscal 2020, primarily due to lower interest rates.

Interest expense decreased $1 million and $3 million in the second quarter of fiscal 2021 and for the six months ended March 31, 2021, respectively, as compared to the same periods of fiscal 2020, primarily due to lower interest rates.

Other income (expense) changed by $2 million in the second quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to reduced pension cost and a favorable impact from foreign currency translation. For the six months ended March 31, 2021, Other income (expense) changed by $5 million compared to the same period of fiscal 2020. The change was primarily due to settlement of the U.S. cash balance pension plan in the first quarter of fiscal 2021.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(Dollars in millions)
(Provision) benefit for income taxes	$(34)	$(10)	$(63)	$(14)

Effective tax rate	29%	81%	29%	22%
Impact of discrete tax items(1):	-	15%	1%	22%
Impact of certain items	(1)%	(67)%	(2)%	(15)%
Operating tax rate	28%	29%	28%	29%

(1)

For purposes of determining our Operating Tax Rate for the three and six months ended March 31, 2021, the impact of discrete tax items included a net discrete tax benefit of $1 million and $3 million, respectively. For the three and six months ended March 31, 2020, the impact of discrete tax items included a net discrete tax benefit of $3 million and $13 million, respectively. Discrete tax items are comprised of unusual or infrequent items, items related to uncertain tax positions, and other discrete tax items, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”. For the three and six months ended March 31, 2020, discrete tax items are primarily comprised of changes in uncertain tax positions and the impact of tax reform legislation in a foreign jurisdiction.

For fiscal year 2021, the Operating tax rate is expected to be in the range of 27% to 29%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

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

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$1	$1	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$10	$4	$20	$9

Equity in earnings of affiliated companies, net of tax, remained flat in both the second quarter and the first six months of fiscal 2021 compared to the same periods of fiscal 2020.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $6 million and $11 million in the second quarter of fiscal 2021 and for the six months ended March 31, 2021, respectively, as compared to the same periods in fiscal 2020 primarily due to higher profitability from our joint ventures in China.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2021, we reported Net income (loss) attributable to Cabot Corporation of $75 million and $135 million, or $1.30 per diluted common share and $2.36 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $(1) million and $40 million, or $(0.01) per diluted common share and $0.70 per diluted common share, respectively, in the second quarter and first six months of fiscal 2020. The higher net income in the second quarter of fiscal 2021 and first six months of fiscal 2021 compared with the same periods in fiscal 2020 is primarily due to improved EBIT in the Reinforcement Materials and Performance Chemicals segments. In addition, results for these periods in fiscal 2020 included a $50 million legal settlement charge.

Second quarter of Fiscal 2021 versus Second quarter of Fiscal 2020—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and six months ended March 31, 2021 and 2020 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note M of our Notes to the Consolidated Financial Statements.

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$118	$12	$217	$62
Less: Certain items	(1)	(56)	(12)	(67)
Less: Other unallocated items	(30)	(27)	(60)	(52)
Total segment EBIT	$149	$95	$289	$181

In the second quarter of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $106 million and Total segment EBIT increased by $54 million. The increase in Income (loss) before income taxes and equity earnings of affiliated companies was driven by increased Total segment EBIT and a $50 million charge in the second quarter of fiscal 2020 related to a legal settlement. The increase in Total segment EBIT was driven by higher volumes and unit margins, partially offset by higher fixed costs in the Reinforcement Materials and Performance Chemicals segments. Higher volumes in the Reinforcement Materials ($28 million) and Performance Chemicals segment ($17 million) were driven by stronger demand across all regions and key end markets due to continued market recovery from the COVID-19 pandemic. Higher unit margins in the Reinforcement Materials segment ($4 million) were primarily due to price increases in Asia ahead of rising feedstock costs. Higher unit margins in the Performance Chemicals segment ($14 million) were largely due to favorable product mix in our specialty carbons and fumed metal oxide product lines due to higher demand in more specialized applications.

In the first six months of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $155 million and Total segment EBIT increased by $108 million. The increase in Income (loss) before income taxes and equity earnings of affiliated companies was driven by increased Total segment EBIT and a $50 million charge in the second quarter of fiscal 2020 related to a legal settlement. The increase in Total segment EBIT was driven by higher volumes and unit margins. Higher volumes in the Performance Chemicals ($30 million) and Reinforcement Materials segments ($28 million) were driven by stronger demand across all regions due to continued market recovery from the COVID-19 pandemic. Higher unit margins in the Reinforcement Materials segment ($37 million) were primarily due to price increases in Asia ahead of rising feedstock costs. Higher unit margins in the Performance Chemicals segment ($17 million) were largely due to favorable product mix in our specialty carbons and specialty compounds product lines.

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2021 and fiscal 2020 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Employee benefit plan settlement and other charges (Note D)	$1	$(1)	$(5)	$(3)
Global restructuring activities (Note J)	(1)	(5)	(4)	(13)
Acquisition and integration-related charges	(1)	(1)	(2)	(2)
Legal and environmental matters and reserves	—	(51)	—	(50)
Specialty Fluids loss on sale and asset impairment charges	—	(1)	—	(1)
Indirect tax settlement credits	—	3	—	3
Other	—	—	(1)	(1)
Total certain items, pre-tax	(1)	(56)	(12)	(67)
Tax-related certain items:
Tax impact of certain items	(4)	8	(2)	10
Discrete tax items	1	3	3	13
Total tax-related certain items	(3)	11	1	23
Total certain items, after tax	$(4)	$(45)	$(11)	$(44)

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

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Interest expense	$(13)	$(14)	$(25)	$(28)
Unallocated corporate costs	(16)	(12)	(29)	(22)
General unallocated income (expense)	—	—	(5)	(1)
Less: Equity in earnings of affiliated companies, net of tax	1	1	1	1
Total other unallocated items	$(30)	$(27)	$(60)	$(52)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2021 and 2020 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Reinforcement Materials Sales	$434	$355	$809	$734
Reinforcement Materials EBIT	$89	$61	$177	$108

Sales in Reinforcement Materials increased by $79 million in the second quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to higher volumes ($62 million), a favorable price and product mix (combined $9 million), and a favorable impact from foreign currency translation ($8 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic. The favorable price and product mix was primarily due to higher prices from higher feedstock costs that are passed through to our customers.

In the first six months of fiscal 2021, sales in Reinforcement Materials increased by $75 million when compared to the first six months of fiscal 2020. The increase was primarily due to higher volumes ($67 million) and a favorable impact from foreign currency translation ($6 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic.

EBIT in Reinforcement Materials in the second quarter of fiscal 2021 increased $28 million compared to the same period of fiscal 2020. During the second quarter of fiscal 2021, the segment had 18% higher volumes ($28 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic.

EBIT in Reinforcement Materials increased $69 million in the first six months of fiscal 2021 compared to the same period of fiscal 2020. The increase was driven by higher unit margins ($37 million), higher volumes ($28 million), and a favorable impact from foreign currency translation ($5 million). The higher unit margins were driven by improved pricing and product mix in Asia. The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic.

We expect demand to remain strong in the second half of the fiscal year. We also anticipate higher feedstock costs flow-through in Asia and higher fixed costs in the second half as compared to the first half of the fiscal year for planned plant maintenance activities.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2021 and 2020 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Performance Additives Sales	$203	$168	$387	$338
Formulated Solutions Sales	91	77	174	149
Performance Chemicals Sales	$294	$245	$561	$487
Performance Chemicals EBIT	$58	$31	$112	$72

Sales in Performance Chemicals increased by $49 million in the second quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to increased volumes ($30 million), the favorable impact from foreign currency translation ($13 million), and favorable price and product mix (combined $5 million). The higher volumes were primarily due to stronger demand across our key product lines and inventory replenishment by our customers. The favorable product mix was due to higher demand in automotive applications in our specialty carbons product line and in targeted growth initiatives.

In the first six months of fiscal 2021, sales in Performance Chemicals increased $74 million when compared to the same period of fiscal 2020. The increase was primarily due to higher volumes ($51 million), and the favorable impact from foreign currency translation ($21 million). The higher volumes were primarily due to stronger demand across our key product lines and inventory replenishment by our customers.

EBIT in Performance Chemicals increased by $27 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 primarily due to increased volumes ($17 million), and higher unit margins ($14 million), partially offset by higher fixed cost ($5 million). Increased volumes resulted from increased demand across key product lines and inventory replenishment by our customers. Favorable unit margins were driven by our specialty carbons and fumed metal oxides product lines from higher demand in more specialized applications. Increased fixed costs were driven by higher depreciation related to a new fumed metal oxides plant.

EBIT in Performance Chemicals increased by $40 million in the first six months of fiscal 2021 when compared to the same period of fiscal 2020 primarily due to increased volumes ($30 million), higher unit margins ($17 million), and a favorable impact from foreign currency translation ($6 million), partially offset by higher fixed costs ($12 million). Higher volumes across all product lines resulted from continuing strength in demand and inventory replenishment by our customers. Favorable unit margins were driven by our specialty carbons and specialty compounds product lines due to higher demand in automotive applications and in targeted growth initiatives. Increased fixed costs were driven by higher depreciation from the startup of our new fumed metal oxides plant and certain one-time plant costs.

Looking ahead to the second half of the fiscal year, we anticipate overall demand to remain strong. However, we anticipate demand into automotive applications to moderate in the second half of the fiscal year as compared to the first half of the fiscal year due to the semi-conductor chip shortage and higher fixed costs due to the timing of spending.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and first six months of fiscal 2021 and 2020 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(In millions)
Purification Solutions Sales	$63	$64	$122	$123
Purification Solutions EBIT	$2	$3	$—	$1

Sales in Purification Solutions decreased by $1 million in the second quarter of fiscal 2021 compared to the same period of fiscal 2020 due to lower volumes ($5 million), partially offset by favorable impact from foreign currency translation ($3 million) and   improved pricing and a more favorable product mix (combined $1 million). The lower volumes were primarily due to lower sales in mercury removal products.

Sales in Purification Solutions decreased by $1 million in the first six months of fiscal 2021 when compared to the same period of fiscal 2020 due to lower volumes ($10 million), partially offset by the favorable impact from foreign currency translation ($5 million), and improved pricing and a more favorable product mix (combined $4 million). The lower volumes were primarily due to lower sales in mercury removal products.

EBIT in Purification Solutions decreased by $1 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 due to lower volumes ($3 million), and an unfavorable impact of changing inventory levels ($3 million), partially offset by lower fixed costs ($5 million). The lower volumes were primarily due to lower sales in mercury removal products. Reduced fixed cost were driven by the sale of our mine in Marshall, TX and the related long-term activated carbon supply agreement.

EBIT in Purification Solutions decreased by $1 million in the first six months of fiscal 2021 when compared to the same period of fiscal 2020 due to an unfavorable impact of changing inventory levels ($8 million) and lower volumes ($6 million), partially offset by lower fixed costs ($11 million) and higher unit margins ($2 million). The lower volumes were primarily due to a decrease in demand in mercury removal products, while the higher unit margins were primarily due to an improved product mix and higher prices. Reduction in fixed costs were driven by the sale of our mine in Marshall, TX and the related long-term activated carbon supply agreement.

As we look to the second half of the fiscal year, we expect EBIT in Purification Solutions to continue to benefit from higher seasonal volumes.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $127 million during the first six months of fiscal 2021, which was largely attributable to the termination of our $100 million unsecured revolving credit agreement (the “Canadian Credit Agreement”) and higher net working capital, partially offset by higher business earnings. As of March 31, 2021, we had cash and cash equivalents of $146 million and borrowing availability under our revolving credit agreements of $1.2 billion.

We have access to borrowings under the following two credit agreements:

•

$1 billion unsecured revolving credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto, which matures in October 2022. The JPM Credit Agreement provides liquidity for working capital and general corporate purposes and supports our commercial paper program.

•

€300 million unsecured revolving credit agreement (the “Euro Credit Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”), with Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, which matures in May 2024 or earlier upon maturity of the JPM Credit Agreement. Borrowings under the Euro Credit Agreement may be used for the repatriation of earnings of our foreign subsidiaries to the United States, the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries and for working capital and general corporate purposes.

During the second fiscal quarter of 2021, we terminated our $100 million unsecured revolving credit agreement with TD Bank, NA, as Lender, which had a maturity date of September 2021. The Canadian Credit Agreement provided liquidity for working capital and general corporate purposes for certain of our Canadian subsidiaries. We had no borrowings under this agreement during either fiscal 2021 or 2020.

As of March 31, 2021, we were in compliance with our debt covenants under the Credit Agreements, which, with limited exceptions, generally require us to comply on a quarterly basis with a leverage test requiring consolidated total debt not to exceed consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for the four quarters then ending by more than 3.50 to 1.00. Because of the uncertainty of the overall financial impact of the COVID-19 pandemic and to increase our financial flexibility, we amended the Credit Agreements as of June 8, 2020 to, among other changes, set the consolidated total debt to consolidated EBITDA ratio at 4.50 to 1.00 for the fiscal quarters ending September 30, 2020 through June 30, 2021.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We are currently using a combination of commercial paper and revolving credit facility borrowings to meet our U.S. cash needs. We generally reduce our commercial paper balance and, if applicable, borrowings under the Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate funds or to access additional debt under our revolving credit facilities. As of March 31, 2021, there were no borrowings on the JPM Credit Agreement. As of March 31, 2021, our borrowings under the Euro Credit Agreement totaled $140 million and we had $44 million of commercial paper outstanding.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt.

We continue to actively manage the business throughout the ongoing COVID-19 pandemic to maintain cash flow and we anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our Credit Agreements and our commercial paper program to meet our operational and capital investment needs and financial obligations for the foreseeable future. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $86 million in the first six months of fiscal 2021 compared to $129 million of cash provided by operating activities during the same period of fiscal 2020.

Cash provided by operating activities in the first six months of fiscal 2021 was driven by business earnings excluding the non-cash impact of depreciation and amortization of $77 million, which was partially offset by an increase in net working capital of $179 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales, an increase in inventory driven by a higher cost of raw materials, and a $32.6 million cash payment made in the first quarter of fiscal 2021 related to a respirator litigation settlement in fiscal 2020 as discussed in Note G.

Cash provided by operating activities in the first six months of fiscal 2020 was driven by business earnings excluding $55 million of non-cash items, which includes depreciation and amortization of $78 million and a decrease in Accounts and notes receivable of $56 million, partially offset by an increase in Prepaid expenses and other current assets of $33 million.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of March 31, 2021, we had $6 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to certain of our global restructuring activities. In the first six months of fiscal 2021, we paid $5 million related to these restructuring activities, and we expect to make additional cash payments of approximately $6 million in fiscal 2021 and $8 million thereafter.

Litigation Matters — As of March 31, 2021, we had a $22 million reserve for pending and future respirator claims that we expect to pay over multiple years. During fiscal 2020, we settled a large group of respirator claims for $65.2 million. We paid $32.6 million related to these settled claims during fiscal 2020, and the remaining $32.6 million in the first quarter of fiscal 2021. We also have other lawsuits, claims and contingent liabilities arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $66 million of cash in the first six months of fiscal 2021 compared to $126 million of cash consumed in the first six months of fiscal 2020. In both periods, investing activities primarily consisted of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures. In the first six months of fiscal 2021, capacity expansion capital expenditures were primarily in Performance Chemicals, and in the same period of fiscal 2020 they were primarily in Performance Chemicals and Reinforcement Materials. In addition, in the first six months of fiscal 2020, we paid $8 million for the plant that we acquired from Nippon Steel Carbon Co., Ltd. in September 2018.

Capital expenditures for fiscal 2021 are expected to be approximately $200 million. Our planned capital spending program for fiscal 2021 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Performance Chemicals.

Cash Flows from Financing Activities

Financing activities consumed $27 million of cash in the first six months of fiscal 2021 compared to $10 million of cash provided during the same period of fiscal 2020. In the first six months of fiscal 2021, financing activities primarily consisted of dividend payments to stockholders of $40 million and net repayments from borrowings under our revolvers of $17 million, which consisted of proceeds of $100 million less repayments of $117 million.

In the first six months of fiscal 2020, financing activities primarily consisted of net proceeds from borrowings under our revolvers of $147 million, which consisted of proceeds of $197 million less repayments of $50 million, share repurchases of $44 million, dividend payments to stockholders of $40 million, and the repayment of $33 million of commercial paper.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our results of operations, including the factors we expect to impact results in our Reinforcement Materials, Performance Chemicals, and Purification Solutions segment in the second half of fiscal 2021; the amount and the timing of the contingent consideration we expect to pay related to the SUSN acquisition; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with our reorganization and the closing of certain manufacturing facilities, restructuring initiatives and under our transformation plan for our Purification Solutions business; our estimated future amortization expenses for our intangible assets; the timing of expected payments from our reserve for pending and future respirator claims; our entry into cross-currency swaps and other financial instruments to manage foreign currency risks; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities and commercial paper program to fund our cash requirements; our expectations regarding our ability to repatriate funds or access additional debt under our revolving credit facilities; uses of available cash including anticipated capital spending; our expected operating tax rate for fiscal 2021; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements. Importantly, as we cannot predict the duration or scope of the COVID-19 pandemic, the negative impact to our results cannot be estimated with certainty. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the level and timing of vaccine distribution around the world and its impact on the economic recovery and growth, the degree of disruption in our supply chain from global logistics matters resulting from the COVID-19 pandemic, and the general economic consequences of the pandemic.

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

Information about market risks for the period ended March 31, 2021 does not differ materially from that discussed under Item 7A of our 2020 10-K.

Item 4.	Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission we excluded from our assessment the internal controls over financial reporting at Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), which was acquired on April 1, 2020, for the period ended March 31, 2021. As a result of the COVID-19 pandemic, certain of our employees have been working remotely and certain manufacturing sites have been operating with limited personnel on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Exhibit 10.1*†	Amended and Restated 2017 Long-Term Incentive Plan.
Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 5, 2021	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 5, 2021	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)