Form 10-Q
period 2021-06-30
CABOT CORP
filed 2021-08-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,723,537 shares of common stock, $1.00 par value per share, outstanding as of August 4, 2021.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net sales and other operating revenues	$917	$518	$2,505	$1,955
Cost of sales	703	449	1,884	1,592
Gross profit	214	69	621	363
Selling and administrative expenses	68	52	200	230
Research and technical expenses	12	13	41	41
Specialty Fluids loss on sale and asset impairment charge	—	—	—	1
Income (loss) from operations	134	4	380	91
Interest and dividend income	2	1	6	7
Interest expense	(12)	(13)	(37)	(41)
Other income (expense)	(1)	(3)	(9)	(6)
Income (loss) before income taxes and equity in earnings of affiliated companies	123	(11)	340	51
(Provision) benefit for income taxes	(30)	5	(93)	(9)
Equity in earnings of affiliated companies, net of tax	2	1	3	2
Net income (loss)	95	(5)	250	44
Net income (loss) attributable to noncontrolling interests, net of tax	9	1	29	10
Net income (loss) attributable to Cabot Corporation	$86	$(6)	$221	$34

Weighted-average common shares outstanding:
Basic	56.7	56.5	56.7	56.7
Diluted	57.0	56.5	56.8	56.7

Earnings (loss) per common share:
Basic	$1.48	$(0.12)	$3.85	$0.59
Diluted	$1.48	$(0.12)	$3.84	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Net income (loss)	$95	$(5)	$250	$44
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	71	31	89	(4)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(4)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	—	—	1	1
Pension and other postretirement benefit liability adjustments, net of tax	2	1	6	2
Other comprehensive income (loss)	72	31	92	(4)
Comprehensive income (loss)	167	26	342	40
Net income (loss) attributable to noncontrolling interests, net of tax	9	1	29	10
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	3	2	8	2
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	12	3	37	12
Comprehensive income (loss) attributable to Cabot Corporation	$155	$23	$305	$28

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2021	September 30, 2020
	(In millions)
Current assets:
Cash and cash equivalents	$173	$151
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $2	633	418
Inventories:
Raw materials	141	82
Finished goods	293	225
Other	53	52
Total inventories	487	359
Prepaid expenses and other current assets	77	50
Total current assets	1,370	978
Property, plant and equipment, net	1,359	1,314
Goodwill	142	134
Equity affiliates	41	39
Intangible assets, net	103	103
Deferred income taxes	46	53
Other assets	164	160
Total assets	$3,225	$2,781

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2021	September 30, 2020
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$59	$14
Accounts payable and accrued liabilities	602	488
Income taxes payable	34	20
Current portion of long-term debt	9	7
Total current liabilities	704	529
Long-term debt	1,088	1,094
Deferred income taxes	58	58
Other liabilities	281	286
Contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value	—	—
Issued and Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,866,956 and 56,616,030 shares, Outstanding: 56,723,495 and 56,466,638 shares	57	57
Less cost of 143,461 and 149,392 shares of common treasury stock	(4)	(4)
Retained earnings	1,169	989
Accumulated other comprehensive income (loss)	(267)	(351)
Total Cabot Corporation stockholders' equity	955	691
Noncontrolling interests	139	123
Total stockholders' equity	1,094	814
Total liabilities and stockholders' equity	$3,225	$2,781

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2021	2020
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$250	$44
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	117	117
Deferred tax provision (benefit)	4	(20)
Employee benefit plan settlement	7	—
Equity in earnings of affiliated companies	(3)	(2)
Non-cash compensation	16	5
Other non-cash (income) expense	10	4
Cash dividends received from equity affiliates	2	1
Changes in assets and liabilities:
Accounts and notes receivable	(198)	172
Inventories	(125)	74
Prepaid expenses and other assets	(15)	(25)
Accounts payable and accrued liabilities	97	(68)
Income taxes payable	12	(10)
Other liabilities	(17)	(14)
Cash provided (used) by operating activities	157	278
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(115)	(162)
Cash paid for acquisition of businesses, net of cash acquired of $— and $1	—	(92)
Other	5	2
Cash provided (used) by investing activities	(110)	(252)
Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of commercial paper, net	46	(20)
Proceeds from long-term debt	150	444
Repayments of long-term debt	(167)	(334)
Purchases of common stock	(2)	(44)
Proceeds from sales of common stock	5	3
Cash dividends paid to noncontrolling interests	(20)	(26)
Cash dividends paid to common stockholders	(60)	(60)
Cash provided (used) by financing activities	(48)	(37)
Effects of exchange rate changes on cash	23	4
Increase (decrease) in cash and cash equivalents	22	(7)
Cash and cash equivalents at beginning of period	151	169
Cash and cash equivalents at end of period	$173	$162

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814
Net income (loss)				60		60	10	70
Total other comprehensive income (loss)					89	89	7	96
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(1)	(1)
Issuance of stock under equity compensation plans	192	—	1			1		1
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(53)	—	(2)			(2)		(2)
Amount reclassified to retained earnings in excess of additional paid in capital			(3)	3		—		—
Balance at December 31, 2020	56,606	$53	$—	$1,032	$(262)	$823	$139	$962
Net income (loss)				75		75	10	85
Total other comprehensive income (loss)					(74)	(74)	(2)	(76)
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests							(11)	(11)
Issuance of stock under equity compensation plans	17	—	1			1		1
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(1)	—	—	—		—		—
Amount reclassified to retained earnings in excess of additional paid in capital			(7)	7		—		—
Balance at March 31, 2021	56,622	$53	$—	$1,094	$(336)	$811	$136	$947
Net income (loss)				86		86	9	95
Total other comprehensive income (loss)					69	69	3	72
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests						—	(9)	(9)
Issuance of stock under equity compensation plans	103	—	3			3		3
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(2)	—	—	—		—		—
Amount reclassified to retained earnings in excess of additional paid in capital			(9)	9		—		—
Balance at June 30, 2021	56,723	$53	$—	$1,169	$(267)	$955	$139	$1,094

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

June 30, 2021

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2021 and 2020. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

In December 2019, the FASB issued a new standard Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas. The new standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company expects to adopt the standard on October 1, 2021. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

C. Acquisition

Shenzhen Sanshun Nano New Materials Co., Ltd

On April 1, 2020, the Company purchased Shenzhen Sanshun Nano New Materials Co., Ltd (SUSN), a leading carbon nanotube producer, for an estimated purchase price of $100 million, consisting of: (i) cash consideration of $84 million, net of $1 million acquired, (ii) contingent consideration of up to $3 million to be paid over the two-year period ending March 31, 2022 upon the satisfaction of certain milestones, and (iii) assumed debt of $13 million. The debt the Company assumed in the transaction was repaid in June 2020. The operating results of SUSN are included in the results of the Company's Performance Chemicals segment beginning in the third quarter of fiscal 2020.

D. Employee Benefit Plans

Net periodic defined benefit pension costs include the following:

	Three Months Ended June 30
	2021		2020
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$1	$—	$1
Interest cost	—	—	1	1
Expected return on plan assets	—	(2)	(1)	(2)
Amortization of prior service cost	—	2	—	—
Amortization of actuarial loss	—	1	—	1
Settlement charge	—	1	—	—
Net periodic benefit (credit) cost	$—	$3	$—	$1

	Nine Months Ended June 30
	2021		2020
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$4	$1	$4
Interest cost	—	2	3	3
Expected return on plan assets	—	(7)	(3)	(7)
Amortization of prior service cost	—	2	—	—
Amortization of actuarial loss	—	2	—	2
Settlement charge	6	1	—	—
Net periodic benefit (credit) cost	$6	$4	$1	$2

Other postretirement benefit costs were less than $1 million and $1 million for the three and nine months ended June 30, 2021, respectively. Other postretirement benefit costs were less than $1 million and $1 million for the three and nine months ended June 30, 2020, respectively.

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

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2021 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2020	$46	$88	$134
Foreign currency impact	3	5	8
Balance at June 30, 2021	$49	$93	$142

The following table provides information regarding the Company’s intangible assets:

	June 30, 2021			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$63	$(11)	$52	$60	$(8)	$52
Trademarks	11	(1)	10	11	(1)	10
Customer relationships	61	(20)	41	56	(15)	41
Total intangible assets	$135	$(32)	$103	$127	$(24)	$103

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately eighteen years. Amortization expense for each of the three months ended June 30, 2021 and 2020 was $2 million and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Amortization expense for the nine months ended June 30, 2021 and 2020 was $6 million and $5 million, respectively, and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $8 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2020, attributable to Cabot Corporation	$(307)	$(44)	$(351)
Other comprehensive income (loss) before reclassifications	94	(1)	93
Amounts reclassified from AOCI	(1)	4	3
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7	—	7
Balance at December 31, 2020, attributable to Cabot Corporation	(221)	(41)	(262)
Other comprehensive income (loss) before reclassifications	(76)	1	(75)
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	(2)
Balance at March 31, 2021, attributable to Cabot Corporation	(296)	(40)	(336)
Other comprehensive income (loss) before reclassifications	71	(3)	68
Amounts reclassified from AOCI	(1)	5	4
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at June 30, 2021, attributable to Cabot Corporation	$(229)	$(38)	$(267)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and nine months ended June 30, 2021 and 2020 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2021	2020	2021	2020
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense (Note L)	$(1)	$(2)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense (Note L)	—	—	1	1

Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost (Note D)	3	2	4	3
Settlement charge	Net Periodic Benefit Cost (Note D)	1	—	7	—
Total before tax		3	—	8	—
Tax impact	Provision (benefit) for income taxes	1	1	(2)	1
Total after tax		$4	$1	$6	$1

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve was $20 million and $24 million as of June 30, 2021 and September 30, 2020, respectively.

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

Brazil Indirect Tax Settlements

The Company previously filed claims with the Brazilian tax authorities challenging the calculation of certain indirect taxes related to local social contributions for the years 2012 through 2019.  During the third quarter of fiscal 2021, the Brazilian Federal Supreme Court rendered a final unappealable decision that clarified the methodology companies should use in the calculation.  As a result of this decision, the Company is entitled to recover credits and associated interest related to the historical periods for overpayment of these indirect taxes to be used to offset future Brazilian tax liabilities.  As such, the Company recorded a $12 million benefit during the third quarter of fiscal 2021 of which $9 million, related to the credit recovery was included in Net sales and other operating revenues and $3 million, related to interest income was included in Other income (expense) in the Consolidated Statement of Operations.

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

H. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(Dollars in millions)
(Provision) benefit for income taxes	$(30)	$5	$(93)	$(9)
Effective tax rate	24%	51%	27%	17%

For the three and nine months ended June 30, 2021, the (Provision) benefit for income taxes included a net discrete tax expense of $1 million and $2 million, respectively. For the three and nine months ended June 30, 2020, the (Provision) benefit for income taxes included a net discrete tax benefit of $2 million and $14 million, respectively. The $14 million benefit was comprised of $8 million related to changes in uncertain tax positions and $6 million related to the impact of tax reform legislation in a foreign jurisdiction.

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

During the three and nine months ended June 30, 2021, Cabot released uncertain tax positions of a nil amount and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and nine months ended June 30, 2020, Cabot released uncertain tax positions of $3 million and $11 million, respectively, due to audit settlements and the expiration of statutes of limitations in various jurisdictions.

I. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$86	$(6)	$221	$34
Less: Dividends and dividend equivalents to participating securities	1	—	1	—
Less: Undistributed earnings allocated to participating securities(1)	1	—	2	—
Earnings (loss) allocated to common shareholders (numerator)	$84	$(6)	$218	$34

Weighted average common shares and participating securities outstanding	57.5	57.2	57.4	57.4
Less: Participating securities(1)	0.8	0.7	0.7	0.7
Adjusted weighted average common shares (denominator)	56.7	56.5	56.7	56.7

Earnings (loss) per common share - basic:	$1.48	$(0.12)	$3.85	$0.59

Diluted EPS:
Earnings (loss) allocated to common shareholders	$84	$(6)	$218	$34
Plus: Earnings allocated to participating securities	1	—	2	—
Less: Adjusted earnings allocated to participating securities(2)	1	—	2	—
Earnings (loss) allocated to common shareholders (numerator)	$84	$(6)	$218	$34

Adjusted weighted average common shares outstanding	56.7	56.5	56.7	56.7
Effect of dilutive securities:
Common shares issuable(3)	0.3	—	0.1	—
Adjusted weighted average common shares (denominator)	57.0	56.5	56.8	56.7

Earnings (loss) per common share - diluted:	$1.48	$(0.12)	$3.84	$0.59

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$86	$(6)	$221	$34
Less: Dividends declared on common stock	20	20	60	60
Less: Dividends declared on participating securities	1	—	1	—
Undistributed earnings (loss)	$65	$(26)	$160	$(26)

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$64	$(26)	$158	$(26)
Undistributed earnings allocated to participating shareholders	1	—	2	—
Undistributed earnings (loss)	$65	$(26)	$160	$(26)

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the three and nine months ended June 30, 2021, 177,673 and 956,695 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the nine months ended June 30, 2020, 1,223,055 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three months ended June 30, 2020, 1,853,427 incremental shares of common stock, which includes shares of participating securities as described in (1) above, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive due to the Company’s net loss position.

J. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three and nine months ended June 30,2021 and 2020 as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Cost of sales	$2	$—	$5	$5
Selling and administrative expenses	2	3	2	11
Research and technical expenses	—	—	1	—
Total	$4	$3	$8	$16

Details of all restructuring activities and the related reserves during the nine months ended June 30, 2021 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Non-cash Asset Impairment	Other	Total
	(In millions)
Reserve at September 30, 2020	$5	$4	$—	$—	$9
Charges (gain)	—	—	2	1	3
Cost charged against assets	—	—	(2)	—	(2)
Cash paid	(2)	—	—	(1)	(3)
Reserve at December 31, 2020	3	4	—	—	7
Charges (gain)	1	—	—	—	1
Cash paid	(2)	—	—	—	(2)
Reserve at March 31, 2021	2	4	—	—	6
Charges (gain)	3	—	—	1	4
Cash paid	(1)	—	—	(1)	(2)
Reserve at June 30, 2021	$4	$4	$—	$—	$8

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Reorganization Actions

During fiscal 2020 and 2021, the Company has undertaken various actions to enable the Company to perform certain activities more effectively. These actions have primarily consisted of the reorganization of Cabot’s leadership structure, the creation of a Global Business Services function and other functional and operational efficiency initiatives. During the nine months ended June 30, 2020, the Company recorded charges of $15 million and paid cash of $10 million related to these activities. As of June 30, 2021, the Company had recorded total charges of $20 million, of which $17 million was recorded in fiscal 2020, primarily related to severance costs, and also had $3 million of accrued severance charges in the Consolidated Balance Sheets related to these actions. The Company expects to record additional restructuring charges of approximately $2 million throughout the rest of fiscal 2021 and $4 million thereafter, primarily related to severance and site demolition costs associated with the reorganization. As of June 30, 2021, the Company had paid a total of $17 million in cash, of which $13 million was paid in fiscal 2020, and expects to have future cash outlays of approximately $1 million in the remainder of fiscal 2021 and $8 million thereafter related to the reorganization.

Purification Solutions Transformation Plan

In December 2018, the Company initiated a transformation plan to improve the long‐term performance of the Purification Solutions segment. The purpose of the plan was to focus the business’s product portfolio, optimize its manufacturing assets, and streamline its organizational structure to support the new focus. As of June 30, 2021, the Company had recorded total charges of $15 million for this plan, of which $11 million was recorded in prior fiscal years, primarily related to severance costs, and also had $1 million of accrued severance and other charges in the Consolidated Balance Sheets related to this plan. The Company expects to record additional restructuring charges of $1 million throughout the rest of fiscal 2021 and $1 million thereafter primarily related to decommissioning costs associated with the business’s manufacturing facility in Marshall, Texas. As of June 30, 2021, the Company had paid a total of $11 million in cash for this plan, of which $9 million was paid in prior fiscal years, and expects to have future cash outlays of approximately $2 million in the remainder of fiscal 2021 and $1 million thereafter related to this plan.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2021 or 2020.

At June 30, 2021 and September 30, 2020, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2021, the fair value of these derivatives was a net asset of $4 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. At September 30, 2020, the fair value of these derivatives was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At each of June 30, 2021 and September 30, 2020, the fair value of guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets was $11 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2021 and September 30, 2020, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.07 billion and $1.14 billion, respectively, as of June 30, 2021, and $1.08 billion and $1.18 billion, respectively, as of September 30, 2020. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of June 30, 2021 and September 30, 2020 to manage foreign currency risk.

Notional Amount
Description	Borrowing	June 30, 2021	September 30, 2020	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 37 million	USD 54 million	No designation

(1)

As of June 30, 2021, Cabot’s forward foreign exchange contracts were denominated in Indonesian rupiah and Czech koruna. As of September 30, 2020, Cabot’s forward foreign exchange contracts were denominated in Canadian dollar, Indonesian rupiah and Czech koruna. At both June 30, 2021 and September 30, 2020 the fair value of these derivative instruments were a nominal amount.

Accounting for Derivative Instruments and Hedging Activities

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of June 30, 2021, the fair value of these swaps was an asset of $4 million and was included in Prepaid expenses and other current assets and Other assets and the cumulative gain of $7 million was included in Currency Translation Adjustment within AOCI on the Consolidated Balance Sheets. As of September 30, 2020, the fair value of these swaps was a net liability of $1 million and was included in Prepaid expenses and other current assets and Other Liabilities, and the cumulative gain of $2 million was included in Currency Translation Adjustment within AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended June 30
	2021	2020	2021	2020	2021	2020
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$25	$1	$(1)	$(2)	$—	$—

	Nine Months Ended June 30
	2021	2020	2021	2020	2021	2020
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$7	$11	$(4)	$(4)	$1	$1

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

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and, therefore, have been aggregated into one reportable segment. The net sales from each of these businesses for the three and nine months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Performance Additives	$208	$151	$595	$489
Formulated Solutions	95	69	269	218
Total Performance Chemicals	$303	$220	$864	$707

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2021
Revenues from external customers(2)	$479	$303	$69	$851	$66	$917
Income (loss) before income taxes(3)	$85	$54	$6	$145	$(22)	$123

Three Months Ended June 30, 2020
Revenues from external customers(2)	$197	$220	$63	$480	$38	$518
Income (loss) before income taxes(3)	$(5)	$21	$2	$18	$(29)	$(11)

Nine Months Ended June 30, 2021
Revenues from external customers(2)	$1,288	$864	$191	$2,343	$162	$2,505
Income (loss) before income taxes(3)	$262	$166	$6	$434	$(94)	$340

Nine Months Ended June 30, 2020
Revenues from external customers(2)	$931	$707	$186	$1,824	$131	$1,955
Income (loss) before income taxes(3)	$103	$93	$3	$199	$(148)	$51

(1)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.

(2)

Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other reflects royalties, external shipping and handling fees, the impact of unearned revenue, the removal of 100% of the sales of an equity method affiliate, discounting charges for certain Notes receivable, by-product revenue, and indirect tax settlement credits. Details are provided in the table below:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Shipping and handling fees	$41	$22	$112	$83
By-product sales	19	12	54	46
Other	6	4	(4)	2
Total	$66	$38	$162	$131

(3)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Interest expense	$(12)	$(13)	$(37)	$(41)
Certain items(a)
Indirect tax settlement credits (Note G)	12	—	12	3
Global restructuring activities (Note J)	(4)	(3)	(8)	(16)
Employee benefit plan settlement and other charges (Note D)	(1)	(2)	(6)	(5)
Acquisition and integration-related charges	(2)	(1)	(4)	(3)
Legal and environmental matters and reserves	—	(1)	—	(51)
Specialty Fluids loss on sale and asset impairment charges	—	—	—	(1)
Other	—	—	(1)	(1)
Total certain items, pre-tax	5	(7)	(7)	(74)
Unallocated corporate costs(b)	(14)	(10)	(43)	(32)
General unallocated income (expense)(c)	1	2	(4)	1
Less: Equity in earnings of affiliated companies, net of tax(d)	2	1	3	2
Total	$(22)	$(29)	$(94)	$(148)

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

	Three Months Ended June 30, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$189	$85	$28	$302
Asia Pacific	197	118	9	324
Europe, Middle East and Africa	93	100	32	225
Segment revenues from external customers	479	303	69	851
Unallocated and other				66
Net sales and other operating revenues				$917

	Three Months Ended June 30, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$59	$54	$28	$141
Asia Pacific	106	98	8	212
Europe, Middle East and Africa	32	68	27	127
Segment revenues from external customers	197	220	63	480
Unallocated and other				38
Net sales and other operating revenues				$518

	Nine Months Ended June 30, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$501	$232	$79	$812
Asia Pacific	537	358	27	922
Europe, Middle East and Africa	250	274	85	609
Segment revenues from external customers	1,288	864	191	2,343
Unallocated and other				162
Net sales and other operating revenues				$2,505

	Nine Months Ended June 30, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$354	$206	$83	$643
Asia Pacific	398	271	26	695
Europe, Middle East and Africa	179	230	77	486
Segment revenues from external customers	931	707	186	1,824
Unallocated and other				131
Net sales and other operating revenues				$1,955

N. Subsequent Events

In July 2021, the Company’s Specialty Compounds manufacturing and research and development facility in Pepinster, Belgium experienced significant flooding. The Company continues to assess the impact of the flooding on ongoing operations at the plant and is working with its insurance carriers to assess the amount of damage to equipment and inventory. It is anticipated that the plant will not be able to produce product for at least the remainder of fiscal year 2021. The Company currently estimates that a charge for the damages will be in a range of $10 million to $15 million. The Company anticipates that it may be able to recover a substantial portion of the losses from insurance proceeds, however, the amount and timing of any insurance recovery is not certain at this time.

Effective August 6, 2021, the Company entered into a new corporate revolving credit agreement (the “2021 Credit Agreement”), and terminated its existing corporate revolving credit agreement, which was scheduled to mature on October 23, 2022. The borrowing capacity under the 2021 Credit Agreement, which matures on August 6, 2026, subject to two one-year options to extend the maturity, exercisable prior to the first and second anniversaries of the effective date of the 2021 Credit Agreement, is $1 billion. The 2021 Credit Agreement supports the Company’s issuance of commercial paper, and borrowings under it may be used for working capital, letters of credit and other general corporate purposes.  The Credit Agreement contains affirmative and negative covenants, a financial leverage test requiring the ratio of net debt (with the ability to offset such debt by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million) to consolidated EBITDA not to exceed 3.50 to 1.00, and annual sustainability performance targets related to the Company’s reduction in its nitrogen oxide and sulfur dioxide emissions intensity, the achievement of which may adjust pricing under the Credit Agreement.

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

Our discussion under the heading “(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion and reconciliation of our “effective tax rate” and our “operating tax rate” for the periods presented, as well as management’s projection of our operating tax rate range for the full fiscal year. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. The operating tax rate is calculated based upon management's forecast of the annual operating tax rate for the fiscal year applied to adjusted pre-tax earnings. The operating tax rate excludes income tax (expense) benefit on certain items, discrete tax items and, on a quarterly basis the timing of losses in certain jurisdictions. The income tax (expense) benefit on certain items is determined using the applicable rates in the taxing jurisdictions in which the certain items occurred and includes both current and deferred income tax (expense) benefit based on the nature of the certain items. Discrete tax items include, but are not limited to, changes in valuation allowance, uncertain tax positions, and other tax items, such as the tax impact of legislative changes. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Third Quarter of Fiscal 2021 versus Third Quarter Fiscal 2020—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Our definition of Total segment EBIT may not be comparable to the definition used by other companies and it should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Third quarter of Fiscal 2021 versus Third quarter of Fiscal 2020—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

•	Gains (losses) on sale of investments, which primarily relate to the sale of investments accounted for using the cost method.
•	Inventory reserve adjustment, which generally result from an evaluation performed as part of an impairment analysis.
•	Indirect tax settlement credits, which includes favorable settlements resulting in the recoveries of indirect taxes.
•	Gains (losses) on sale of businesses.
•	Employee benefit plan settlements, which consist of either charges or benefits associated with the termination of a pension plan or the transfer of a pension plan to a multi-employer plan.

Overview

Our business, results of operations and cash flows in fiscal 2020 were adversely affected by the COVID-19 pandemic and its impact on our customers and our operations, predominately in the second and third fiscal quarters. As our customers in China began to restart operations at the end of March 2020, and in the Americas and Europe in May and June 2020, demand for our products began to improve. This recovery continued into the fourth quarter of fiscal 2020. We have continued to see strengthening of demand in the first nine months of fiscal 2021 as the recovery from COVID-19 continues, and fiscal year-to-date volumes in our Reinforcement Materials segment and our Performance Chemicals segment have returned to pre-COVID levels.

Despite this improvement in demand for our products, the duration and scope of the COVID-19 pandemic continues to be uncertain. Infection rates remain high in many parts of the world, and the virulence and spread of different strains of the virus and the level and timing of COVID-19 vaccine distribution across the world will impact the economic recovery and growth and the general economic consequences of the pandemic. In addition, the COVID-19 pandemic and other factors are having a negative impact on the cost and availability of global transportation and the availability of semi-conductor chips for the automotive industry. If these global logistics challenges or the semi-conductor chip shortage persist or intensify, they could negatively impact our results, particularly in our Performance Chemicals segment. Further, the COVID-19 pandemic has also contributed to increased costs and decreased availability of labor and materials for construction projects, and these factors may increase the costs of our capital improvement projects and delay our completion of such projects.

If there is a resurgence in the COVID-19 pandemic impacting our business, it could cause us to recognize write-downs or impairments for certain assets, or a reduction in our borrowing availability under our credit agreements.  These factors could also result in an adverse impact on our revenue as well as our overall profitability.

During the third quarter of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the third quarter of fiscal 2020. The increase is driven by the increase in Total segment EBIT of $127 million. The increase in Total segment EBIT was driven by higher volumes in all segments and higher unit margins in the Reinforcement Materials and Performance Chemicals segments.

Third quarter of Fiscal 2021 versus Third quarter of Fiscal 2020—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Net sales and other operating revenues	$917	$518	$2,505	$1,955
Gross profit	$214	$69	$621	$363

The $399 million increase in net sales and other operating revenues in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was driven by higher volumes ($185 million), favorable price and product mix (combined $152 million) and favorable impact from foreign currency translation ($35 million) across all segments. The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 primarily due to demand declines resulting from the COVID-19 pandemic. The favorable price and product mix was driven by higher prices from higher feedstock costs that are generally passed through to our customers in the Reinforcement Materials segment and favorable price and product mix in the Performance Chemicals segment driven by higher sales into automotive applications and targeted growth initiatives and price increases to recover rising raw material and other costs.

The $550 million increase in net sales and other operating revenues in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was driven by higher volumes ($318 million) in the Reinforcement Materials and Performance Chemicals segments, favorable price and product mix (combined $141 million), and favorable impact from foreign currency translation ($67 million) across all segments. The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic. The favorable price and product mix was due to improved product mix in all regions and higher prices from higher feedstock costs that are generally passed through to our customers in the Reinforcement Materials segment. Favorable price and product mix in the Performance Chemicals segment was driven by higher sales into automotive applications and targeted growth initiatives and price increases to recover rising raw material and other costs.

Gross profit increased by $145 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Gross profit increased by $258 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The gross profit increase in both comparative periods was primarily due to higher volumes and unit margins in the Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Selling and administrative expenses	$68	$52	$200	$230

Selling and administrative expenses increased by $16 million in the third quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to increased incentive compensation. Selling and administrative expense decreased by $30 million in the first nine months of fiscal 2021 compared to the same period of fiscal 2020, primarily due to a $50 million legal settlement recorded during the second quarter of fiscal 2020. The decrease was partially offset by increased incentive compensation.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Research and technical expenses	$12	$13	$41	$41

Research and technical expenses decreased by $1 million in the third quarter of fiscal 2021 compared to the same period of fiscal 2020, and remained flat in the first nine months of fiscal 2021 compared to the same period of fiscal 2020.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Interest and dividend income	$2	$1	$6	$7
Interest expense	$(12)	$(13)	$(37)	$(41)
Other income (expense)	$(1)	$(3)	$(9)	$(6)

Interest and dividend income increased $1 million in the third quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to increased interest rates. For the nine months ended June 30, 2021, Interest and dividend income decreased $1 million primarily due to lower interest rates.

Interest expense decreased $1 million and $4 million in the third quarter of fiscal 2021 and for the nine months ended June 30, 2021, respectively, as compared to the same periods of fiscal 2020, primarily due to lower interest rates and reduction in debt.

Other income (expense) changed by $2 million in the third quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to a favorable comparison of the impact from foreign currency translation. For the nine months ended June 30, 2021, Other income (expense) changed by $3 million compared to the same period of fiscal 2020. The change was primarily due to higher pension benefits in fiscal 2020 as a result of the termination of the U.S. pension plan.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

Three Months Ended June 30	2021		2020
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions (unaudited)
Effective tax rate	$(30)	24%	$5	51%
Less: Non-GAAP tax adjustments(1)	2		4
Operating tax rate	$(32)	27%	$1	29%

Nine Months Ended June 30	2021		2020
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions (unaudited)
Effective tax rate	$(93)	27%	$(9)	17%
Less: Non-GAAP tax adjustments(1)	3		27
Operating tax rate	$(96)	28%	$(36)	29%

(1)

Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended June 30, 2021, the (Provision) benefit for income taxes was a $30 million expense compared to a $5 million benefit for the same period in 2020. For the nine months ended June 30, 2021 the (Provision) benefit for income taxes was a $93 million expense compared to a $9 million expense for the same period in 2020. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and are impacted by the presence of valuation allowances in certain tax jurisdictions.

For fiscal year 2021, the Operating tax rate is expected to be in the range of 27% to 28%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Equity in earnings of affiliated companies, net of tax	$2	$1	$3	$2
Net income (loss) attributable to noncontrolling interests, net of tax	$9	$1	$29	$10

Equity in earnings of affiliated companies, net of tax, increased by $1 million in both the third quarter and first nine months of 2021 compared to the same periods of fiscal 2020.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $8 million and $19 million in the third quarter of fiscal 2021 and for the nine months ended June 30, 2021, respectively, as compared to the same periods in fiscal 2020 primarily due to higher profitability from our joint ventures in China and Czech Republic.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2021, we reported Net income (loss) attributable to Cabot Corporation of $86 million and $221 million, or $1.48 per diluted common share and $3.84 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $(6) million and $34 million, or $(0.12) per diluted common share and $0.59 per diluted common share, respectively, in the third quarter and first nine months of fiscal 2020. The higher net income in the third quarter of fiscal 2021 and first nine months of fiscal 2021 compared with the same periods in fiscal 2020 was due to improved EBIT across all segments. In addition, the second quarter of fiscal 2020 included a $50 million charge related to a legal settlement.

Third quarter of Fiscal 2021 versus Third quarter of Fiscal 2020—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and nine months ended June 30, 2021 and 2020 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note M of our Notes to the Consolidated Financial Statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$123	$(11)	$340	$51
Less: Certain items	5	(7)	(7)	(74)
Less: Other unallocated items	(27)	(22)	(87)	(74)
Total segment EBIT	$145	$18	$434	$199

In the third quarter of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $134 million and Total segment EBIT increased by $127 million. The increase in Income (loss) before income taxes and equity earnings of affiliated companies was driven by increased Total segment EBIT. The increase in Total segment EBIT was driven by higher volumes and unit margins, partially offset by higher fixed costs in the Reinforcement Materials and Performance Chemicals segments. Higher volumes in the Reinforcement Materials ($56 million) and Performance Chemicals segments ($24 million) were driven by stronger demand across all regions and key end markets due to continued market recovery from the declines in the prior year driven by the COVID-19 pandemic. Higher unit margins in the Reinforcement Materials segment ($57 million) were primarily driven by improved pricing in Asia. Higher unit margins in the Performance Chemicals segment ($18 million) were largely due to favorable product mix due to higher demand in automotive applications and our targeted growth initiatives.

In the first nine months of fiscal 2021, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $289 million and Total segment EBIT increased by $235 million. The increase in Income (loss) before income taxes and equity earnings of affiliated companies was driven by increased Total segment EBIT and a $50 million charge in the second quarter of fiscal 2020 related to a legal settlement. The increase in Total segment EBIT was driven by higher volumes and unit margins, partially offset by higher fixed costs in the Reinforcement Materials and Performance Chemicals segments. Higher volumes in the Reinforcement Materials ($95 million) and Performance Chemicals segments ($53 million) were driven by stronger demand across all regions due to continued market recovery from the declines in the prior year driven by the COVID-19 pandemic. Higher unit margins in the Reinforcement Materials segment ($83 million) were primarily driven by stronger pricing in Asia. Higher unit margins in the Performance Chemicals segment ($36 million) were largely due to favorable product mix in our specialty carbons, specialty compounds, and fumed metal oxides product lines.

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2021 and fiscal 2020 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Indirect tax settlement credits (Note G)	$12	$-	$12	$3
Global restructuring activities (Note J)	(4)	(3)	(8)	(16)
Employee benefit plan settlement and other charges (Note D)	(1)	(2)	(6)	(5)
Acquisition and integration-related charges	(2)	(1)	(4)	(3)
Legal and environmental matters and reserves	—	(1)	—	(51)
Specialty Fluids loss on sale and asset impairment charges	—	—	—	(1)
Other	—	—	(1)	(1)
Total certain items, pre-tax	5	(7)	(7)	(74)
Non-GAAP tax adjustments	2	4	3	27
Total certain items, after tax	$7	$(3)	$(4)	$(47)

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Interest expense	$(12)	$(13)	$(37)	$(41)
Unallocated corporate costs	(14)	(10)	(43)	(32)
General unallocated income (expense)	1	2	(4)	1
Less: Equity in earnings of affiliated companies, net of tax	2	1	3	2
Total other unallocated items	$(27)	$(22)	$(87)	$(74)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2021 and 2020 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Reinforcement Materials Sales	$479	$197	$1,288	$931
Reinforcement Materials EBIT	$85	$(5)	$262	$103

Sales in Reinforcement Materials increased by $282 million in the third quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to higher volumes ($139 million), a favorable price and product mix (combined $124 million), and a favorable impact from foreign currency translation ($18 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic. The favorable price and product mix was primarily due to higher prices from higher feedstock costs that are generally passed through to our customers.

In the first nine months of fiscal 2021, sales in Reinforcement Materials increased by $357 million when compared to the first nine months of fiscal 2020. The increase was primarily due to higher volumes ($226 million), a favorable price and product mix (combined $106 million), and a favorable impact from foreign currency translation ($24 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic. The favorable price and product mix was primarily due to higher prices from higher feedstock costs that are generally passed through to our customers.

EBIT in Reinforcement Materials in the third quarter of fiscal 2021 increased $90 million compared to the same period of fiscal 2020. During the third quarter of fiscal 2021, the segment had higher unit margins ($57 million) and 71% higher volumes ($56 million), partially offset by higher fixed costs ($23 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic. The higher unit margins were driven by significantly higher volumes across all regions, strong pricing in Asia, and improved geographic mix. The higher fixed costs were primarily due to higher maintenance costs after deferrals in the prior year.

EBIT in Reinforcement Materials increased $159 million in the first nine months of fiscal 2021 compared to the same period of fiscal 2020. The increase was driven by higher volumes ($95 million), higher unit margins ($83 million), and a favorable impact from foreign currency translation ($5 million). These factors were partially offset by higher fixed costs ($24 million). The higher volumes in fiscal 2021 were driven by stronger demand across all regions as compared to lower volumes in fiscal 2020 due to demand declines resulting from the COVID-19 pandemic. The higher unit margins were driven by stronger pricing in Asia. The higher fixed costs were primarily due to higher maintenance costs after deferrals in the prior year.

As we look to the fourth quarter of the fiscal year, we expect demand in the Reinforcement Materials segment to remain strong. We are also anticipating an elevated level of fixed costs as compared to the third quarter due to the timing of maintenance activities and an unplanned plant outage at our Franklin, Louisiana plant, along with higher feedstock differentials.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2021 and 2020 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Performance Additives Sales	$208	$151	$595	$489
Formulated Solutions Sales	95	69	269	218
Performance Chemicals Sales	$303	$220	$864	$707
Performance Chemicals EBIT	$54	$21	$166	$93

Sales in Performance Chemicals increased by $83 million in the third quarter of fiscal 2021 compared to the same period of fiscal 2020, primarily due to increased volumes ($43 million), favorable price and product mix (combined $27 million), and the favorable impact from foreign currency translation ($14 million). The higher volumes were primarily due to stronger demand across our key product lines. The favorable product mix was due to higher demand in automotive applications, as well as the execution of targeted growth initiatives across the segment.

In the first nine months of fiscal 2021, sales in Performance Chemicals increased $157 million when compared to the same period of fiscal 2020. The increase was primarily due to higher volumes ($92 million), the favorable impact from foreign currency translation ($35 million), and favorable price and product mix (combined $30 million). The higher volumes were primarily due to stronger demand across our key product lines and inventory replenishment by our customers. The favorable product mix was primarily due to higher demand in automotive applications.

EBIT in Performance Chemicals increased by $33 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 primarily due to increased volumes ($24 million), and higher unit margins ($18 million), partially offset by higher fixed costs ($12 million). Increased volumes resulted from increased demand across key product lines. Favorable unit margins were driven by higher demand in automotive applications in our specialty carbons and specialty compounds product lines, as well as the execution of targeted growth initiatives across the segment. Increased fixed costs were driven by higher depreciation related to a new fumed metal oxides plant and higher maintenance costs after deferrals in the prior year.

EBIT in Performance Chemicals increased by $73 million in the first nine months of fiscal 2021 when compared to the same period of fiscal 2020 primarily due to increased volumes ($53 million), higher unit margins ($36 million), and a favorable impact from foreign currency translation ($7 million), partially offset by higher fixed costs ($23 million). Higher volumes across all product lines resulted from continuing strength in demand and inventory replenishment by our customers. Favorable unit margins were driven by higher demand in automotive applications and in targeted growth initiatives. Increased fixed costs were driven by higher depreciation from the startup of our new fumed metal oxides plant, and higher maintenance costs after deferrals in the prior year.

As we look to the fourth quarter of the fiscal year, we anticipate demand in the Performance Chemicals segment to remain strong overall with some lower seasonal demand. However, we anticipate higher fixed costs due to timing of maintenance activities and unfavorable impacts related to unplanned plant outages at our Franklin, Louisiana and Pepinster, Belgium plants.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2021 and 2020 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Purification Solutions Sales	$69	$63	$191	$186
Purification Solutions EBIT	$6	$2	$6	$3

Sales in Purification Solutions increased by $6 million in the third quarter of fiscal 2021 compared to the same period of fiscal 2020 due to higher volumes ($3 million) and favorable impact from foreign currency translation ($3 million). The higher volumes were primarily due to higher sales in specialty applications.

Sales in Purification Solutions increased by $5 million in the first nine months of fiscal 2021 when compared to the same period of fiscal 2020 due to the favorable impact from foreign currency translation ($8 million), and improved pricing and a more favorable product mix (combined $5 million), partially offset by lower volumes ($8 million). The lower volumes were primarily due to lower sales in mercury removal products.

EBIT in Purification Solutions increased by $4 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 due to higher volumes ($2 million), and the receipt of insurance proceeds ($2 million). The higher volumes were primarily due to higher sales in specialty applications. The insurance proceeds were related to a plant outage that occurred in the first quarter of the fiscal year.

EBIT in Purification Solutions increased by $3 million in the first nine months of fiscal 2021 when compared to the same period of fiscal 2020 due to reduction in fixed costs ($7 million), partially offset by lower volumes ($4 million). Reduction in fixed costs were driven by the sale of our mine in Marshall, TX and the related long-term activated carbon supply agreement. The lower volumes were primarily due to a decrease in sales of mercury removal applications.

As we look to the fourth quarter of the fiscal year in the Purification Solutions segment, we expect to see lower volumes in mercury removal applications and the insurance proceeds received in the third quarter will not repeat.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $111 million during the first nine months of fiscal 2021, which was largely attributable to the termination of our $100 million unsecured revolving credit agreement (the “Canadian Credit Agreement”) in the second quarter of fiscal 2021. As of June 30, 2021, we had cash and cash equivalents of $173 million and borrowing availability under our revolving credit agreements of $1.2 billion.

As of June 30, 2021, we had access to borrowings under the following two credit agreements:

•

$1 billion unsecured revolving credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto. The JPM Credit Agreement provided liquidity for working capital and general corporate purposes and supports our commercial paper program. As described below, the JPM Credit Agreement was terminated effective August 6, 2021, when the Company entered into a new revolving credit agreement.

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

During the second quarter of 2021, we terminated our $100 million unsecured revolving credit agreement with TD Bank, NA, as Lender, which had a maturity date of September 2021. The Canadian Credit Agreement provided liquidity for working capital and general corporate purposes for certain of our Canadian subsidiaries. We had no borrowings under this agreement during either fiscal 2021 or 2020.

As of June 30, 2021, we were in compliance with our debt covenants under the Credit Agreements, which, with limited exceptions, generally require us to comply on a quarterly basis with a leverage test requiring consolidated total debt not to exceed consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for the four quarters then ending by more than 3.50 to 1.00. Because of the uncertainty of the overall financial impact of the COVID-19 pandemic and to increase our financial flexibility, we amended the Credit Agreements as of June 8, 2020 to, among other changes, set the consolidated total debt to consolidated EBITDA ratio at 4.50 to 1.00 for the fiscal quarters ending September 30, 2020 through June 30, 2021.

Effective August 6, 2021, we entered into a new corporate revolving credit agreement (the “2021 Credit Agreement”), and terminated our existing corporate revolving credit agreement, which was scheduled to mature on October 23, 2022.  The borrowing capacity under the 2021 Credit Agreement, which matures on August 6, 2026, subject to two one-year options to extend the maturity, exercisable on or prior to the first and second anniversaries of the effective date of the 2021 Credit Agreement, is $1 billion. The 2021 Credit Agreement supports our issuance of commercial paper, and borrowings under it may be used for working capital, letters of credit and other general corporate purposes. The Credit Agreement contains affirmative and negative covenants, a financial leverage test requiring the ratio of net debt (with the ability to offset such debt by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million) to consolidated EBITDA not to exceed 3.50 to 1.00, and annual sustainability performance targets related to the Company’s reduction in its nitrogen oxide and sulfur dioxide emissions intensity, the achievement of which may adjust pricing under the Credit Agreement.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We are currently using a combination of commercial paper and revolving credit facility borrowings to meet our U.S. cash needs. We generally reduce our commercial paper balance and, if applicable, borrowings under our revolving credit facilities, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate funds or to access additional debt under our revolving credit facilities. As of June 30, 2021, there were no borrowings on the JPM Credit Agreement. As of June 30, 2021, our borrowings under the Euro Credit Agreement totaled $140 million and we had $59 million of commercial paper outstanding.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt.

We continue to actively manage the business throughout the ongoing COVID-19 pandemic to maintain cash flow and we anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our revolving credit facilities and our commercial paper program to meet our operational and capital investment needs and financial obligations for the foreseeable future. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $157 million in the first nine months of fiscal 2021 compared to $278 million of cash provided by operating activities during the same period of fiscal 2020.

Cash provided by operating activities in the first nine months of fiscal 2021 was driven by business earnings excluding the non-cash impact of depreciation and amortization of $117 million, which was partially offset by an increase in net working capital of $226 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable. Additionally, we made a cash payment of $32.6 million in the first quarter of fiscal 2021 related to a respirator litigation settlement in fiscal 2020 as discussed in Note G.

Cash provided by operating activities in the first nine months of fiscal 2020 was driven primarily by business earnings excluding the non-cash impact of depreciation and amortization of $117 million and a decrease in net working capital of $178 million, partially offset by an increase in Prepaid expenses and other assets of $25 million and a deferred tax benefit of $20 million.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of June 30, 2021, we had $8 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to certain of our global restructuring activities. In the first nine months of fiscal 2021, we paid $7 million related to these restructuring activities, and we expect to make additional cash payments of approximately $4 million in fiscal 2021 and $12 million thereafter.

Litigation Matters — As of June 30, 2021, we had a $20 million reserve for pending and future respirator claims that we expect to pay over multiple years. During fiscal 2020, we settled a large group of respirator claims for $65.2 million. We paid $32.6 million related to these settled claims during fiscal 2020, and the remaining $32.6 million in the first quarter of fiscal 2021. We also have other lawsuits, claims and contingent liabilities arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $110 million of cash in the first nine months of fiscal 2021 compared to $252 million of cash consumed in the first nine months of fiscal 2020. In both periods, investing activities included capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures. In addition, in the first nine months of fiscal 2020 we paid $84 million, net of cash acquired, for the acquisition of Shenzhen Sanshun Nano New Materials Co., Ltd in April 2020 and $8 million for the plant that we acquired from Nippon Steel Carbon Co., Ltd in September 2018. In the first nine months of fiscal 2021, capacity expansion capital expenditures were primarily in Performance Chemicals, and in the same period of fiscal 2020 they were primarily in Performance Chemicals and Reinforcement Materials.

Capital expenditures for fiscal 2021 are expected to be approximately $200 million. Our planned capital spending program for fiscal 2021 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Performance Chemicals.

Cash Flows from Financing Activities

Financing activities consumed $48 million of cash in the first nine months of fiscal 2021 compared to $37 million during the same period of fiscal 2020. In the first nine months of fiscal 2021, financing activities primarily consisted of dividend payments to stockholders of $60 million, dividend payments to noncontrolling interests of $20 million, and net repayments from borrowings under our revolvers of $15 million, which consisted of proceeds of $150 million less repayments of $165 million, partially offset by net proceeds from the issuance of commercial paper of $46 million.

In the first nine months of fiscal 2020, financing activities primarily consisted of dividend payments to stockholders of $60 million, share repurchases of $44 million, dividend payments to noncontrolling interests of $26 million, the repayment of $20 million of commercial paper and the repayment of $15 million of other long-term debt, partially offset by the net proceeds from borrowings under our revolvers of $125 million, which consisted of proceeds of $444 million less repayments of $319 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations for future financial performance and the factors we expect to impact our results of operations, including the factors we expect to impact results in our Reinforcement Materials, Performance Chemicals, and Purification Solutions segment in the fourth  quarter of fiscal 2021; the amount of a charge for the damages related to the flooding at our manufacturing and research and development facility in Pepinster, Belgium and the duration of the plant outage during which time we will not be able to produce product at this plant; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with our reorganization and the closing of certain manufacturing facilities, restructuring initiatives and under our transformation plan for our Purification Solutions business; our estimated future amortization expenses for our intangible assets; the timing of expected payments from our reserve for pending and future respirator claims; our entry into cross-currency swaps and other financial instruments to manage foreign currency risks; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities and commercial paper program to fund our cash requirements; our expectations regarding our ability to repatriate funds or access additional debt under our revolving credit facilities; uses of available cash including anticipated capital spending; our expected operating tax rate for fiscal 2021; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements. Importantly, as we cannot predict the duration or scope of the COVID-19 pandemic, the negative impact to our results cannot be estimated with certainty. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the virulence and spread of different strains of the virus and the level and timing of vaccine distribution around the world and their impact on the economic recovery and growth, the degree of disruption in our supply chain from global logistics matters resulting from the COVID-19 pandemic, and the general economic consequences of the pandemic. Further, the COVID-19 pandemic has also contributed to increased costs and decreased availability of labor and materials for construction projects, and these factors may increase the costs of our capital improvement projects and delay our completion of such projects.

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

Information about market risks for the period ended June 30, 2021 does not differ materially from that discussed under Item 7A of our 2020 10-K.

Item 4.	Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain of our employees have been working remotely and certain manufacturing sites have been operating with limited personnel on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Part II. Other Information

Item 5.	Other Information

On August 6, 2021, we entered into a $1 billion unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of lenders arranged by JPMorgan Chase Bank, N.A., Lead Left Bookrunner, Administrative Agent and Joint Lead Arranger, Citibank, N.A., Joint Lead Bookrunner, Joint Lead Arranger and Syndication Agent, Mizuho Bank, LTD., TD Securities (USA) LLC, Bank of America, N.A., U.S. Bank, National Association as Joint Lead Arrangers and Co-Documentation Agents, and Wells Fargo Bank, National Association as Co-Documentation Agent. J.P. Morgan Securities LLC and Mizuho Bank, LTD. also served as Co-Sustainability Agents for the facility.

Borrowings under the Credit Agreement may be made in multiple currencies and used for commercial paper support, working capital, letters of credit and other general corporate purposes. The facility matures on August 6, 2026, subject to two options to extend the maturity by one year, exercisable prior to the first and second anniversaries of the date of the Credit Agreement. At the Company’s election, eurocurrency loans denominated in U.S. dollars will bear interest at the LIBOR rate plus an applicable margin of between 0.68% and 1.20%, depending on the Company’s credit ratings, and at similar applicable rates for foreign currency borrowings. Pricing is also based upon the Company’s performance against annual intensity reduction targets for its sulfur dioxide (SO2) and nitrogen oxide (NOX) emissions. The Credit Agreement requires the Company to comply on a quarterly basis with a leverage test requiring net debt (with the ability to offset such debt by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million) not to exceed consolidated EBITDA for the four quarters then ending by more than 3.50 to 1.00. Consistent with the Company’s former $1 billion revolving credit agreement, the Credit Agreement also includes negative covenants limiting, subject to exceptions, the Company’s ability to incur liens and subsidiary indebtedness, among other customary restrictions, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. This description is a summary and is qualified in its entirety by reference to the Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Concurrently with entering into the Credit Agreement, on August 6, 2021, we terminated our $1 billion revolving credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto, which, by its terms, was scheduled to mature on October 23, 2022.

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

Exhibit 10.1*

Credit Agreement, dated August 6, 2021, between Cabot Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citibank, N.A., Mizuho Bank, LTD., TD Bank, N.A., Bank of America, N.A., U.S. Bank, National Association, Wells Fargo Bank, National Association, and the other lenders party thereto.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 9, 2021	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 9, 2021	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)