Form 10-Q
period 2021-12-31
CABOT CORP
filed 2022-02-04
CIK 16040

Ay

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,586,811 shares of common stock, $1.00 par value per share, outstanding as of February 2, 2022.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2021	2020
	(In millions, except per share amounts)
Net sales and other operating revenues	$968	$746
Cost of sales	770	553
Gross profit	198	193
Selling and administrative expenses	71	61
Research and technical expenses	13	14
Purification Solutions assets held for sale impairment charge (Note D)	197	—
Income (loss) from operations	(83)	118
Interest and dividend income	3	2
Interest expense	(12)	(12)
Other income (expense)	(1)	(9)
Income (loss) before income taxes and equity in earnings of affiliated companies	(93)	99
(Provision) benefit for income taxes	12	(29)
Equity in earnings of affiliated companies, net of tax	1	—
Net income (loss)	(80)	70
Net income (loss) attributable to noncontrolling interests, net of tax	9	10
Net income (loss) attributable to Cabot Corporation	$(89)	$60

Weighted-average common shares outstanding:
Basic	56.8	56.5
Diluted	56.8	56.6

Earnings (loss) per common share:
Basic	$(1.57)	$1.06
Diluted	$(1.57)	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended December 31
	2021	2020
	(In millions)
Net income (loss)	$(80)	$70
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(28)	94
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)
Pension and other postretirement benefit liability adjustments, net of tax	1	3
Other comprehensive income (loss), net of tax of $— and $(3)	(28)	96
Comprehensive income (loss)	(108)	166
Net income (loss) attributable to noncontrolling interests, net of tax	9	10
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	2	7
Comprehensive income (loss) attributable to noncontrolling interests	11	17
Comprehensive income (loss) attributable to Cabot Corporation	$(119)	$149

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2021	September 30, 2021
	(In millions)
Current assets:
Cash and cash equivalents	$179	$168
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $4	660	645
Inventories:
Raw materials	154	168
Finished goods	341	300
Other	51	55
Total inventories	546	523
Prepaid expenses and other current assets	113	89
Assets held for sale	111	—
Total current assets	1,609	1,425
Property, plant and equipment, net	1,267	1,376
Goodwill	140	140
Equity affiliates	14	40
Intangible assets, net	70	100
Deferred income taxes	57	53
Other assets	158	172
Total assets	$3,315	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2021	September 30, 2021
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$226	$72
Accounts payable and accrued liabilities	620	667
Income taxes payable	37	35
Current portion of long-term debt	373	373
Liabilities held for sale	71	—
Total current liabilities	1,327	1,147
Long-term debt	714	717
Deferred income taxes	73	73
Other liabilities	253	279
Contingencies (Note H)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,723,411 and 56,870,237 shares, Outstanding: 56,579,992 and 56,726,818 shares	57	57
Less cost of 143,419 and 143,419 shares of common treasury stock	(4)	(4)
Additional paid-in capital	11	24
Retained earnings	1,049	1,159
Accumulated other comprehensive income (loss)	(319)	(289)
Total Cabot Corporation stockholders' equity	794	947
Noncontrolling interests	154	143
Total stockholders' equity	948	1,090
Total liabilities and stockholders' equity	$3,315	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2021	2020
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(80)	$70
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39	39
Purification Solutions assets held for sale impairment charge	197	—
Deferred tax provision (benefit)	(36)	(2)
Employee benefit plan settlement	—	6
Equity in earnings of affiliated companies	(1)	—
Non-cash compensation	6	4
Other non-cash (income) expense	5	5
Changes in assets and liabilities:
Accounts and notes receivable	(57)	(76)
Inventories	(95)	(37)
Prepaid expenses and other assets	(27)	(10)
Accounts payable and accrued liabilities	9	14
Income taxes payable	3	7
Other liabilities	(12)	1
Cash provided (used) by operating activities	(49)	21
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(30)	(29)
Other	1	—
Cash provided (used) by investing activities	(29)	(29)
Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of commercial paper, net	156	—
Proceeds from long-term debt	—	50
Repayments of long-term debt	(5)	(66)
Purchases of common stock	(19)	(2)
Proceeds from sales of common stock	—	1
Cash dividends paid to noncontrolling interests	(8)	(1)
Cash dividends paid to common stockholders	(21)	(20)
Cash provided (used) by financing activities	103	(38)
Effects of exchange rate changes on cash	(15)	42
Increase (decrease) in cash, cash equivalents and restricted cash	10	(4)
Cash, cash equivalents and restricted cash at beginning of period	170	151
Cash, cash equivalents and restricted cash at end of period	$180	$147

The following table presents the Company’s cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	December 31, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$179	$147
Restricted cash classified within Prepaid expenses and other current assets	1	—
Cash, cash equivalents and restricted cash	$180	$147

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2021	56,727	$53	$24	$1,159	$(289)	$947	$143	$1,090
Net income (loss)				(89)		(89)	9	(80)
Total other comprehensive income (loss)					(30)	(30)	2	(28)
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Issuance of stock under equity compensation plans	202	—	—			—		—
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(349)	—	(19)	—		(19)		(19)
Balance at December 31, 2021	56,580	$53	$11	$1,049	$(319)	$794	$154	$948

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814
Net income (loss)				60		60	10	70
Total other comprehensive income (loss)					89	89	7	96
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests						—	(1)	(1)
Issuance of stock under equity compensation plans	192	—	1			1		1
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(53)	—	(2)			(2)		(2)
Amount reclassified to retained earnings in excess of additional paid in capital			(3)	3		—		—
Balance at December 31, 2020	56,606	$53	$-	$1,032	$(262)	$823	$139	$962

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2021 (“2021 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2021 and 2020. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Recently Adopted Accounting Standards

In December 2019, the FASB issued a new standard Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance that reduces complexity in certain areas. The new standard is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard on October 1, 2021. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

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

C. Acquisitions

Tokai Carbon (Tianjin) Co.

In November 2021, Cabot entered into an agreement with Tokai Carbon Group to purchase its carbon black manufacturing facility in Tianjin, China, Tokai Carbon (Tianjin) Co., for approximately $9 million, which is subject to the satisfaction or waiver of customary closing adjustments. The purchase is expected to close in the second quarter of fiscal 2022.

D. Divestiture

Pending Sale of Purification Solutions Business

In November 2021, the Company and an affiliate of funds advised by One Equity Partners (“OEP”) entered into a Share Purchase Agreement (the “Agreement”) for the sale of Cabot’s Purification Solutions business (the “Business”), a reporting segment of the Company, subject to the satisfaction or waiver of the conditions set forth in the Agreement.

Under the terms of the Agreement, OEP will acquire the Business on a cash-free and debt-free basis in a transaction valued at approximately $111 million, subject to certain debt-like and other closing adjustments, including a customary working capital adjustment. The net cash proceeds from the transaction are expected to be approximately $80 million, to be paid at the closing. The transaction is expected to close in the second quarter of fiscal 2022.

During the first quarter of fiscal 2022, the assets and liabilities of the Business met the criteria for assets held for sale. The sale of the Business does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift that will have a major effect on the Company’s operations and financial results.

In addition, based on the carrying value of the Business as of December 31, 2021 and an estimate of its fair value less costs to sell, Cabot recorded a pre-tax impairment charge of $197 million ($160 million after-tax) in the first quarter of fiscal 2022.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of the Business classified as held for sale as of December 31, 2021, and the associated impairment charge:

(In millions)
Assets
Accounts and notes receivable, net of reserve for doubtful accounts	$37
Inventories	67
Prepaid expenses and other current assets	2
Property, plant and equipment, net	106
Equity affiliates	28
Intangible assets, net	27
Deferred income taxes	31
Other assets	10
Total assets held for sale	308
Impairment of assets held for sale	(197)
Adjusted assets held for sale	$111

Liabilities
Short-term borrowings	$(2)
Accounts payable and accrued liabilities	(51)
Income taxes payable	(1)
Long-term debt	(17)
Total liabilities assumed	(71)
Total net assets held for sale	$40

Sale of Marshall Mine

In September 2020, the Company entered into an agreement to sell its lignite mine located in Marshall, Texas to ADA Carbon Solutions, LLC (“ADACS”) for a nominal amount. As part of the transaction, the Company agreed to fund a portion of the costs ADACS expects to incur to close the mine. Additionally, in conjunction with the sale, the Business entered into a long-term supply agreement with ADACS, a producer of lignite-based activated carbon, which included an agreement for the Company to fund certain capital expenditures. As of December 31, 2021, $11 million was included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets for these mine closure costs and capital expenditures. In connection with the sale of the Business, the Company plans to settle this liability in full with ADACS in the second quarter of fiscal 2022.

E. Employee Benefit Plans

Net periodic defined benefit pension costs include the following:

	Three Months Ended December 31
	2021	2020
	Pension Benefits
	(In millions)
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of actuarial loss	—	1
Settlement charge(1)	—	6
Net periodic benefit (credit) cost	$—	$7

(1)            In the first quarter of fiscal 2021, the Company recognized a $6 million settlement charge in Other income (expense) in the Consolidated Statements of Operations related to the final asset transfers associated with the termination of the Company’s U.S. qualified pension plan.

Other postretirement benefit costs were less than $1 million for each of the three months ended December 31, 2021 and 2020.

F. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three months ended December 31, 2021 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2021	$48	$92	$140
Foreign currency impact	—	—	—
Balance at December 31, 2021	$48	$92	$140

The following table provides information regarding the Company’s intangible assets:

	December 31, 2021			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies(1)	$36	$(7)	$29	$62	$(12)	$50
Trademarks(1)	2	—	2	11	(1)	10
Customer relationships	60	(21)	39	60	(20)	40
Total intangible assets	$98	$(28)	$70	$133	$(33)	$100

(1)

Developed technologies intangible assets with a carrying value of $25 million and accumulated amortization of $5 million and trademark intangible assets with a carrying value of $8 million and accumulated amortization of $1 million related to the Purification Solutions business were classified as assets held for sale as of December 31, 2021.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $2 million for each of the three months ended December 31, 2021 and 2020 and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

G. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2021, attributable to Cabot Corporation	$(265)	$(24)	$(289)
Other comprehensive income (loss) before reclassifications	(28)	1	(27)
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	2
Balance at December 31, 2021, attributable to Cabot Corporation	$(296)	$(23)	$(319)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three months ended December 31, 2021 and 2020 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended December 31
	Statements of Operations	2021	2020
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost (Note E)	—	1
Settlement charge	Net Periodic Benefit Cost (Note E)	—	6
Total before tax		$(1)	$6

H. Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2021 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2021 10-K, the “Payor Group”).

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve was $44 million at both December 31, 2021 and September 30, 2021.

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

Insurance Recoveries - Pepinster, Belgium

In July 2021, the Company’s Specialty Compounds manufacturing and research and development facility in Pepinster, Belgium experienced significant flooding. Full production is temporarily halted and is not expected to resume until the second quarter of fiscal 2022.  During fiscal 2021, the Company recorded expenses of $17 million for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds.

During the first quarter of fiscal 2022 the Company recorded additional expenses of $5 million for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds as the Company expects insurance proceeds in excess of the total incurred costs and policy deductibles. The flood-related expenses and loss recovery are both included within Cost of sales in the Consolidated Statements of Operations for the first quarter of fiscal 2022.

During fiscal 2021, the Company received insurance proceeds of $8 million.  During the first quarter of fiscal 2022, the Company received additional insurance proceeds of $5 million which is included in Cash provided by operating activities in the Consolidated Statements of Cash Flows for the first quarter of fiscal 2022. At both December 31, 2021 and September 30, 2021 the receivable for insurance recoveries was $9 million and is included in Accounts and notes receivable on the Consolidated Balance Sheet.

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

I. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2021	2020
	(Dollars in millions)
(Provision) benefit for income taxes	$12	$(29)
Effective tax rate	13%	29%

For the three months ended December 31, 2021, the (Provision) benefit for income taxes included a net discrete tax benefit of $37 million after valuation allowance which was recorded as part of the pending Purification Solutions business divestiture and assets held for sale impairment. For the three months ended December 31, 2020, the (Provision) benefit for income taxes included a net discrete tax expense of $2 million.

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

During each of the three months ended December 31, 2021 and 2020, Cabot released uncertain tax positions of $1 million, due to the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2021	2020
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$(89)	$60
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—
Earnings (loss) allocated to common shareholders (numerator)	$(89)	$60

Weighted average common shares and participating securities outstanding	57.7	57.2
Less: Participating securities(1)	0.9	0.7
Adjusted weighted average common shares (denominator)	56.8	56.5

Earnings (loss) per common share - basic:	$(1.57)	$1.06

Diluted EPS:
Earnings (loss) allocated to common shareholders	$(89)	$60
Plus: Earnings allocated to participating securities	—	—
Less: Adjusted earnings allocated to participating securities(2)	—	—
Earnings (loss) allocated to common shareholders (numerator)	$(89)	$60

Adjusted weighted average common shares outstanding	56.8	56.5
Effect of dilutive securities:
Common shares issuable(3)	—	0.1
Adjusted weighted average common shares (denominator)	56.8	56.6

Earnings (loss) per common share - diluted:	$(1.57)	$1.06

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2021	2020
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$(89)	$60
Less: Dividends declared on common stock	21	20
Less: Dividends declared on participating securities	—	—
Undistributed earnings (loss)	$(110)	$40

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$(110)	$40
Undistributed earnings allocated to participating shareholders	—	—
Undistributed earnings (loss)	$(110)	$40

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the three months ended December 31, 2021, 2,356,941 incremental shares of common stock, which includes shares of participating securities as described in (1) above, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive due to the Company’s net loss position. For the three months ended December 31, 2020, 1,305,993 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

K. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations in the three months ended December 31, 2021 and 2020 as follows:

	Three Months Ended December 31
	2021	2020
	(In millions)
Cost of sales	$1	$3
Selling and administrative expenses	1	—
Total	$2	$3

Details of all restructuring activities and the related reserves during the three months ended December 31, 2021 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Total
	(In millions)
Reserve at September 30, 2021	$5	$4	$9
Charges (gain)	2	—	2
Cash paid	(2)	—	(2)
Reserve at December 31, 2021	$5	$4	$9

Cabot’s severance and employee benefit reserves and other closure related reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Cabot’s environmental remediation reserves related to restructuring activities are reflected in Other liabilities on the Company’s Consolidated Balance Sheets.

Reorganization Actions

Beginning in fiscal 2020, the Company has been undertaking various actions that it believes will enable it to perform certain activities more effectively. These actions have primarily consisted of the reorganization of Cabot’s leadership structure, the creation of a Global Business Services function and other operational efficiency initiatives. As of December 31, 2021, the Company had recorded total charges of $24 million, of which $22 million was recorded in prior fiscal years, primarily related to severance costs, and also had $4 million of accrued severance charges in the Consolidated Balance Sheets related to these actions. The Company expects to record additional restructuring charges of approximately $1 million throughout the rest of fiscal 2022 and $2 million thereafter, primarily related to severance and site demolition costs associated with these reorganization activities. As of December 31, 2021, the Company had paid a total of $19 million in cash, of which $18 million was paid in prior fiscal years, and expects to have future cash outlays of approximately $4 million in the remainder of fiscal 2022 and $3 million thereafter related to these reorganization activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2022 or 2021.

At December 31, 2021 and September 30, 2021, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At December 31, 2021, the fair value of these derivatives was a net asset of $3 million and was included in Prepaid expenses and other current assets, and Other assets on the Consolidated Balance Sheets. At September 30, 2021, the fair value of these derivatives was a net asset of $3 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At each of December 31, 2021 and September 31, 2021, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $10 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At December 31, 2021 and September 30, 2021, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.06 billion and $1.12 billion, respectively, as of December 31, 2021, and $1.06 billion and $1.13 billion, respectively, as of September 30, 2021. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The following table provides details of the derivatives held as of December 31, 2021 and September 30, 2021 to manage foreign currency risk.

Notional Amount
Description	Borrowing	December 31, 2021	September 30, 2021	Hedge Designation
Cross-Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts (1)	N/A	USD 36 million	USD 48 million	No designation

(1)

As of both December 31, 2021 and September 30, 2021, Cabot’s forward foreign exchange contracts were denominated in Indonesian rupiah and Czech koruna and the fair value of these derivative instruments were a nominal amount.

Accounting for Derivative Instruments and Hedging Activities

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro-denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. As of December 31, 2021, the fair value of these swaps was an asset of $3 million and was included in Prepaid expenses and other current assets and Other assets and the cumulative gain of $5 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2021, the fair value of these swaps was an asset of $3 million and was included in Prepaid expenses and other current assets and Other assets, and the cumulative gain of $6 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Three Months Ended December 31
	2021	2020	2021	2020	2021	2020
Description	Gain/(Loss) Recognized in AOCI		(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations		(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$—	$(13)	$(1)	$(1)	$—	$—

N. Financial Information by Segment

The Company identifies a product line as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is Cabot’s President and Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.

The Company has three reportable segments: Reinforcement Materials, Performance Chemicals and Purification Solutions. In November 2021, the Company entered into an agreement to sell the Purification Solutions business as discussed in Note D. Upon consummation of the transaction, the Company will be organized into two reportable segments.

The Reinforcement Materials segment combines the reinforcing carbons and engineered elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides, battery materials and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment. The net sales from each of these businesses for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31
	2021	2020
	(In millions)
Performance Additives	$227	$184
Formulated Solutions	75	83
Total Performance Chemicals	$302	$267

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended December 31, 2021
Revenues from external customers(2)	$541	$302	$61	$904	$64	$968
Income (loss) before income taxes(3)	$85	$52	$—	$137	$(230)	$(93)

Three Months Ended December 31, 2020
Revenues from external customers(2)	$375	$267	$59	$701	$45	$746
Income (loss) before income taxes(3)	$88	$54	$(2)	$140	$(41)	$99

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

	Three Months Ended December 31
	2021	2020
	(In millions)
Shipping and handling fees	$39	$33
By-product sales	28	17
Other	(3)	(5)
Total	$64	$45

(3)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2021	2020
	(In millions)
Interest expense	$(12)	$(12)
Certain items(a)
Purification Solutions assets held for sale impairment charge (Note D)	(197)	—
Divestiture related charges	(4)	—
Global restructuring activities (Note K)	(2)	(3)
Legal and environmental matters and reserves	(1)	—
Acquisition and integration-related charges	(1)	(1)
Employee benefit plan settlement and other charges	—	(6)
Other	1	(1)
Total certain items, pre-tax	(204)	(11)
Unallocated corporate costs(b)	(14)	(13)
General unallocated income (expense)(c)	1	(5)
Less: Equity in earnings of affiliated companies, net of tax(d)	1	—
Total	$(230)	$(41)

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

	Three Months Ended December 31, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$206	$90	$27	$323
Asia Pacific	240	136	8	384
Europe, Middle East and Africa	95	76	26	197
Segment revenues from external customers	541	302	61	904
Unallocated and other				64
Net sales and other operating revenues				$968

	Three Months Ended December 31, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$149	$69	$25	$243
Asia Pacific	155	118	9	282
Europe, Middle East and Africa	71	80	25	176
Segment revenues from external customers	375	267	59	701
Unallocated and other				45
Net sales and other operating revenues				$746

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies have not substantially changed from those described in the 2021 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B of our Notes to the Consolidated Financial Statements.

Results of Operations

Cabot is organized into three reportable business segments: Reinforcement Materials, Performance Chemicals, and Purification Solutions. In November 2021, the Company entered into an agreement to sell the Purification Solutions business as discussed in Note D of our Notes to the Consolidated Financial Statements. Upon consummation of the transaction, the Company will be organized into two reportable segments. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The discussion of our results of operations for the periods presented reflects these structures.

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

Our discussion under the heading “First Quarter of Fiscal 2022 versus First Quarter of Fiscal 2021—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Our definition of Total segment EBIT may not be comparable to the definition used by other companies and it should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “First quarter of Fiscal 2022 versus First quarter of Fiscal 2021—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we exclude from Total segment EBIT but that are included in our GAAP Income (loss) before income taxes and equity in earnings of affiliated companies, as applicable in a particular reporting period, include, but are not limited to, the following:

•

Global restructuring activities, which include costs or benefits associated with cost reduction initiatives or plant closures and are primarily related to (i) employee termination costs, (ii) asset impairment charges associated with restructuring actions, (iii) costs to close facilities, including environmental costs and contract termination penalties, and (iv) gains realized on the sale of land or equipment associated with restructured plants or locations.

•

Legal and environmental reserves and matters, which consist of costs or benefits for matters typically related to former businesses or that are otherwise incurred outside of the ordinary course of business.

•	Asset impairment charges, which primarily include charges associated with an impairment of goodwill, other long-lived assets or assets held for sale.
•	Charges related to the divestiture of our Purification Solutions business, which include accelerated costs associated with the change in control and employee incentive compensation
•

Acquisition and integration-related charges, which include transaction costs, redundant costs incurred during the period of integration, and costs associated with transitioning certain management and business processes to Cabot’s processes.

•	Indirect tax settlement credits, which includes favorable settlements resulting in the recoveries of indirect taxes.
•	Gains (losses) on sale of a business.
•	Employee benefit plan settlements, which consist of either charges or benefits associated with the termination of a pension plan or the transfer of a pension plan to a multi-employer plan.

Overview

During the first quarter of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies was a loss of $93 million as compared to income of $99 million in the first quarter of fiscal 2021. The decrease was driven by the Purification Solutions assets held for sale impairment charge of $197 million due to the planned divestiture of the business, partially offset by strong earnings across our segments.

We continue to closely monitor possible impacts to our business as a result of the COVID-19 pandemic. Despite the improvement in demand for our products since the early days of the pandemic in fiscal 2020, the duration and scope of the COVID-19 pandemic continues to be uncertain. Infection rates remain high in many parts of the world and the virulence and spread of different strains of the virus and the level and timing of COVID-19 vaccine distribution across the world will impact the economic recovery and growth and the general economic consequences of the pandemic. In addition, the COVID-19 pandemic and other factors are having a negative impact on the cost and availability of global transportation and the availability of semi-conductor chips for the automotive industry. If these conditions persist or intensify, they could negatively impact our results. Further, the COVID-19 pandemic has also contributed to increased costs and decreased availability of labor and materials for construction projects, and these factors have increased the costs of our capital improvement projects and may delay our completion of such projects.

First quarter of Fiscal 2022 versus First quarter of Fiscal 2021—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2021	2020
	(In millions)
Net sales and other operating revenues	$968	$746
Gross profit	$198	$193

The $222 million increase in net sales and other operating revenues in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was driven by favorable price and product mix (combined $207 million) across all segments and increased energy center by-product revenue ($11 million). These increases were partially offset by lower volumes ($6 million). The favorable price and product mix was driven by higher prices from higher feedstock costs that are generally passed through to our customers in the Reinforcement Materials segment and favorable price and product mix in the Performance Chemicals segment driven by targeted growth initiatives and price increases to recover rising input costs, including raw material and energy, and other costs including packaging and transportation. The increased energy center by-product revenue was due to higher energy prices. The decrease in volumes was driven by plant downtime of a fence-line partner in our fumed metal oxides product line and the continued plant outage at our Belgium specialty compounds site, partially offset by Reinforcement Materials volume increase in Asia and growth in products sold to our battery materials applications.

Gross profit increased by $5 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The gross profit increase was primarily due to higher unit margins in the Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended December 31
	2021	2020
	(In millions)
Selling and administrative expenses	$71	$61

Selling and administrative expenses increased by $10 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to increased incentive compensation and costs associated with the Purification Solutions divestiture.

Research and Technical Expenses

	Three Months Ended December 31
	2021	2020
	(In millions)
Research and technical expenses	$13	$14

Research and technical expenses decreased by $1 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2021	2020
	(In millions)
Interest and dividend income	$3	$2
Interest expense	$(12)	$(12)
Other income (expense)	$(1)	$(9)

Interest and dividend income increased $1 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to higher interest rates.

Interest expense remained flat in the first quarter of fiscal 2022 compared to the same period of fiscal 2021.

Other income (expense) changed by $8 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to a charge from the settlement of our U.S. pension plan in the first quarter of fiscal 2021 and a favorable comparison of the impact from foreign currency translation.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2021		2020
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$12	13%	$(29)	29%
Less: Non-GAAP tax adjustments(1)	42		4
Operating tax rate	$(30)	27%	$(33)	30%

(1)

Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended December 31, 2021, the (Provision) benefit for income taxes was a benefit of $12 million compared to a $29 million provision for the same period in 2020. Included in the (Provision) benefit for income taxes in the first quarter of fiscal 2022 is a discrete tax benefit of $37 million related to the pending Purification Solutions business divestiture and assets held for sale impairment. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and are impacted by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2022, the Operating tax rate is expected to be in the range of 27% to 28%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2021	2020
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$—
Net income (loss) attributable to noncontrolling interests, net of tax	$9	$10

Equity in earnings of affiliated companies, net of tax, increased by $1 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $1 million in the first quarter of fiscal 2022 compared to the same period in fiscal 2021.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2022, we reported Net income (loss) attributable to Cabot Corporation of ($89) million or ($1.57) per diluted common share. This compares to Net income (loss) attributable to Cabot Corporation of $60 million or $1.06 per diluted common share in the first quarter of fiscal 2021. The lower net income was primarily due to the Purification Solutions assets held for sale impairment charge of $197 million.

First quarter of Fiscal 2022 versus First quarter of Fiscal 2021—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three months ended December 31, 2021 and 2020 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our Notes to the Consolidated Financial Statements.

	Three Months Ended December 31
	2021	2020
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$(93)	$99
Less: Certain items	(204)	(11)
Less: Other unallocated items	(26)	(30)
Total segment EBIT	$137	$140

In the first quarter of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies decreased by $192 million and Total segment EBIT decreased by $3 million. The decrease in Income (loss) before income taxes and equity earnings of affiliated companies was driven by the Purification Solutions assets held for sale impairment charge of $197 million. The decrease in Total segment EBIT was driven by higher fixed costs in the Reinforcement Materials segment and lower volumes in the Performance Chemicals segments, partially offset by higher volumes in the Reinforcement Materials segment and favorable unit margin in Reinforcement Materials and Performance Chemicals segments. Higher fixed costs in Reinforcement Materials ($15 million) were primarily due to higher utility and maintenance costs. Lower volumes in the Performance Chemicals segment ($10 million) were primarily due to plant downtime of a fence-line partner in our fumed metal oxides product line and the continued plant outage at our Belgium specialty compounds site, partially offset by volume growth in battery materials applications. Higher volumes in the Reinforcement Materials segment ($7 million) were primarily driven by higher replacement tire and off-the-road tire demand in Asia. Higher unit margins in the Reinforcement Materials segment ($5 million) were driven by the impact of higher energy prices on our energy center and yield investments. Higher unit margins in the Performance Chemicals segment ($9 million) were driven by favorable product mix in both our specialty carbons and fumed metal product lines and strong pricing in our fumed metal oxides product line.

Certain Items

Details of the certain items for the first quarter of fiscal 2022 and 2021 are as follows:

	Three Months Ended December 31
	2021	2020
	(In millions)
Purification Solutions assets held for sale impairment charge (Note D)	(197)	—
Divestiture related charges	(4)	—
Global restructuring activities (Note K)	(2)	(3)
Legal and environmental matters and reserves	(1)	—
Acquisition and integration-related charges	(1)	(1)
Employee benefit plan settlement and other charges	—	(6)
Other	1	(1)
Total certain items, pre-tax	(204)	(11)
Non-GAAP tax adjustments	42	4
Total certain items, after tax	$(162)	$(7)

Other Unallocated Items

	Three Months Ended December 31
	2021	2020
	(In millions)
Interest expense	$(12)	$(12)
Unallocated corporate costs	(14)	(13)
General unallocated income (expense)	1	(5)
Less: Equity in earnings of affiliated companies, net of tax	1	—
Total other unallocated items	$(26)	$(30)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2022 and 2021 were as follows:

	Three Months Ended December 31
	2021	2020
	(In millions)
Reinforcement Materials Sales	$541	$375
Reinforcement Materials EBIT	$85	$88

Sales in Reinforcement Materials increased by $166 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to a favorable price and product mix (combined $150 million) and higher volumes ($15 million). The favorable price and product mix was primarily due to higher prices from higher feedstock costs that are generally passed through to our customers. The higher volumes in fiscal 2022 were driven by stronger demand in Asia driven by higher replacement tire and off-the-road tire demand.

EBIT in Reinforcement Materials in the first quarter of fiscal 2022 decreased by $3 million compared to the same period of fiscal 2021. During the first quarter of fiscal 2022, the segment had higher fixed costs ($15 million), largely offset by 4% higher volumes ($7 million) and higher unit margins ($5 million). The higher fixed costs were primarily due to higher costs associated with utilities and maintenance. The higher unit margins were driven by the benefit of higher energy prices on our energy center and yield investments.

As we look to the second quarter of the fiscal year, we expect EBIT in Reinforcement Materials to improve due to the outcome of our calendar year 2022 customer agreements. We expect volumes to remain solid with sequential improvement expected in EMEA and the Americas, and a normal seasonal demand pattern in China related to the Lunar New Year.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2022 and 2021 were as follows:

	Three Months Ended December 31
	2021	2020
	(In millions)
Performance Additives Sales	$227	$184
Formulated Solutions Sales	75	83
Performance Chemicals Sales	$302	$267
Performance Chemicals EBIT	$52	$54

Sales in Performance Chemicals increased by $35 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to favorable price and product mix (combined $52 million), partially offset by lower volumes ($19 million). The favorable price and product mix was due to increased pricing to recover rising input cost across the segment and a favorable product mix in our specialty carbons and fumed metal product lines. The lower volumes were primarily due to plant downtime of a fence-line partner in our fumed metal oxides product line and the continued plant outage at our Belgium specialty compounds site, partially offset by continued momentum in battery materials applications driven by higher demand for electric vehicles.

EBIT in Performance Chemicals decreased by $2 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to decreased volumes ($10 million), partially offset by higher unit margins ($9 million). Higher unit margins were driven by favorable product mix in both our specialty carbons and fumed metal product lines and strong pricing in our fumed metal oxides product line.

As we look to the second quarter of the fiscal year, we expect a step up in sequential volumes in our Performance Chemicals segment as our specialty compounds and fumed metal oxides plants come back on-line. We expect to continue to implement price increases to offset rising input and operating costs across the segment.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2022 and 2021 were as follows:

	Three Months Ended December 31
	2021	2020
	(In millions)
Purification Solutions Sales	$61	$59
Purification Solutions EBIT	$—	$(2)

Sales in Purification Solutions increased by $2 million in the first quarter of fiscal 2022 compared to the same period of fiscal 2021 due to favorable price ($5 million), partially offset by lower volumes ($3 million). The favorable price was due to price increases. The lower volumes were primarily due to lower sales in environmental applications.

EBIT in Purification Solutions increased by $2 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 due to lower fixed costs.

We expect to close the sale of the Purification Solutions business during the second quarter of fiscal 2022.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $151 million during the first three months of fiscal 2022, which was largely attributable to reduced borrowing availability under our $1 billion unsecured revolving credit agreement (the “U.S. Credit Agreement”) due to a higher outstanding commercial paper balance at the end of the period. The higher commercial paper balance was used to fund an increase in net working capital resulting from the impact of rising raw material costs on our inventory balance and higher prices on our accounts receivables balance. Additionally, during the first quarter of fiscal 2022 we resumed share repurchase activity after temporarily halting share repurchase activity in the second quarter of fiscal 2020. As of December 31, 2021, we had cash and cash equivalents of $179 million and borrowing availability under our revolving credit agreements of $983 million.

As of December 31, 2021, we had access to borrowings under the following two credit agreements:

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

As of December 31, 2021, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, generally require us to comply on a quarterly basis with a leverage test requiring consolidated net debt, with the ability to offset such debt by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million, to consolidated EBITDA not to exceed 3.50 to 1.00.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. Cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We are currently using a combination of commercial paper and borrowings from the U.S. Credit Agreement to meet our U.S. cash needs. We generally reduce our commercial paper balance and, if applicable, borrowings under our Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate funds or to access additional debt under the Credit Agreements. As of December 31, 2021, we had $226 million of commercial paper outstanding and our borrowings under the Euro Credit Agreement totaled $131 million.

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

Cash Flows from Operating Activities

Cash used by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $49 million in the first three months of fiscal 2022 compared to $21 million of cash provided by operating activities during the same period of fiscal 2021.

Cash used by operating activities in the first three months of fiscal 2022 was driven by an increase in net working capital of $143 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

Cash provided by operating activities in the first three months of fiscal 2021 was driven by business earnings excluding the non‐cash impact of depreciation and amortization of $39 million, which was partially offset by an increase in net working capital of $99 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales, an increase in inventory driven by a higher cost of raw materials, and a $32.6 million cash payment related to a respirator litigation settlement in the fiscal 2020 period.

In addition to the factors noted above, the following other elements of operations have a bearing on operating cash flows:

Restructurings — As of December 31, 2021, we had $9 million of total restructuring costs in accrued expenses in the Consolidated Balance Sheets related to certain of our global restructuring activities. In the first three months of fiscal 2022, we paid $2 million related to these restructuring activities, and we expect to make additional cash payments of approximately $8 million in fiscal 2022 and $4 million thereafter.

Litigation Matters — As of December 31, 2021, we had a $44 million reserve for pending and future respirator claims that we expect to pay over multiple years. During fiscal 2020, we settled a large group of respirator claims for $65.2 million. We paid $32.6 million related to these settled claims during fiscal 2020, and the remaining $32.6 million in the first quarter of fiscal 2021. We also have other lawsuits, claims and contingent liabilities arising in the ordinary course of business.

Cash Flows from Investing Activities

Investing activities consumed $29 million of cash in the first three months of both fiscal 2022 and fiscal 2021. In both periods, investing activities included capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures primarily in Performance Chemicals.

Capital expenditures for fiscal 2022 are expected to be between $250 million and $275 million. Our planned capital spending program for fiscal 2022 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Performance Chemicals.

Cash Flows from Financing Activities

Financing activities provided $103 million of cash in the first three months of fiscal 2022 compared to $38 million of cash used during the same period of fiscal 2021. In the first three months of fiscal 2022, financing activities primarily consisted of issuance of commercial paper of $156 million partially offset by dividend payments to stockholders of $21 million, share repurchases of $19 million, dividend payments to noncontrolling interests of $8 million, and net repayments of long-term debt of $5 million. We plan to refinance our $350 million in registered notes with a coupon of 3.7% that mature in July of 2022 ahead of the notes’ maturity.

In the first three months of fiscal 2021, financing activities primarily consisted of dividend payments to stockholders of $20 million and net repayments from borrowings under our Credit Agreements of $16 million, which consisted of proceeds of $50 million less repayments of $65 million.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment growth and the assumptions underlying our growth expectations; demand for our products; when we expect to close the sale of our Purification Solutions business, the amount of the cash proceeds we expect to receive upon the closing of the transaction; research and development activities; the resumption of activities at our facility in Pepinster, Belgium; when we expect to close our purchase from Tokai Carbon Group of its carbon black facility in Tianjin, China; the settlement of liabilities related to the Marshall, Texas mine; the timing of payments for costs associated with reorganization actions; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; our plans to refinance the 3.7% Notes that mature in July 2022; anticipated capital spending; regulatory developments; restructuring charges and charges related to flooding at our Pepinster, Belgium facility; cash requirements and uses of available cash, including future cash outlays associated with restructurings,  environmental remediation costs and future respirator liabilities and the timing of such outlays; exposure to interest rate and foreign exchange risk;  amortization expenses; our ability to recover such assets; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements. Importantly, as we cannot predict the duration or scope of the COVID‐19 pandemic, the negative impact to our results cannot be estimated. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the virulence and spread of different strains of the virus and the level and timing of vaccine distribution around the world and its impact on the stability of economic recovery and growth, the degree of disruption in our supply chain from global logistics matters resulting from the COVID‐19 pandemic, and the general economic consequences of the pandemic.  Further, the COVID-19 pandemic has also contributed to increased costs and decreased availability of labor and materials for construction projects, and these factors have increased the costs of our capital improvement projects and may delay our completion of such projects.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials; a significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations or global health matters; litigation or legal proceedings; tax rates and fluctuations in foreign currency exchange and interest rates; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2021 10-K and in our subsequent SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2021 does not differ materially from that discussed under Item 7A of our 2021 10-K.

Item 4.	Controls and Procedures

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2021 - October 31, 2021	—	$—	—	5,023,665
November 1, 2021 - November 30, 2021	—	$—	—	5,023,665
December 1, 2021 - December 31, 2021	286,391	$55.87	286,391	4,737,274
Total	286,391		286,391
(1)

On July 13, 2018, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the balance of shares available for repurchase at that time to approximately eleven million shares. The current authorization does not have a set expiration date.

(2)

Total number of shares purchased does not include 62,751 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 4, 2022	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 4, 2022	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)