Form 10-Q
period 2022-03-31
CABOT CORP
filed 2022-05-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,433,688 shares of common stock, $1.00 par value per share, outstanding as of May 4, 2022.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net sales and other operating revenues	$1,092	$842	$2,060	$1,588
Cost of sales	860	628	1,630	1,181
Gross profit	232	214	430	407
Selling and administrative expenses	74	71	145	132
Research and technical expenses	14	15	27	29
Loss on sale of business and asset impairment charge (Note D)	7	—	204	—
Gain on bargain purchase of a business (Note C)	(24)	—	(24)	—
Income (loss) from operations	161	128	78	246
Interest and dividend income	4	2	7	4
Interest expense	(11)	(13)	(23)	(25)
Other income (expense)	(7)	1	(8)	(8)
Income (loss) before income taxes and equity in earnings of affiliated companies	147	118	54	217
(Provision) benefit for income taxes	(36)	(34)	(24)	(63)
Equity in earnings of affiliated companies, net of tax	3	1	4	1
Net income (loss)	114	85	34	155
Net income (loss) attributable to noncontrolling interests, net of tax	7	10	16	20
Net income (loss) attributable to Cabot Corporation	$107	$75	$18	$135

Weighted-average common shares outstanding:
Basic	56.6	56.6	56.5	56.6
Diluted	57.1	56.7	56.9	56.7

Earnings (loss) per common share:
Basic	$1.86	$1.31	$0.30	$2.37
Diluted	$1.84	$1.30	$0.30	$2.36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Net income (loss)	$114	$85	$34	$155
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	46	(76)	18	18
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(2)	(2)	(3)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	1	1	1
Pension and other postretirement benefit liability adjustments, net of tax	1	1	2	4
Other comprehensive income (loss), net of tax of $‒, $‒, $(1), and $(3)	46	(76)	18	20
Comprehensive income (loss)	160	9	52	175
Net income (loss) attributable to noncontrolling interests, net of tax	7	10	16	20
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	1	(2)	3	5
Comprehensive income (loss) attributable to noncontrolling interests	8	8	19	25
Comprehensive income (loss) attributable to Cabot Corporation	$152	$1	$33	$150

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2022	September 30, 2021
	(In millions)
Current assets:
Cash and cash equivalents	$215	$168
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $4	791	645
Inventories:
Raw materials	193	168
Finished goods	386	300
Other	54	55
Total inventories	633	523
Prepaid expenses and other current assets	139	89
Total current assets	1,778	1,425
Property, plant and equipment, net	1,291	1,376
Goodwill	141	140
Equity affiliates	16	40
Intangible assets, net	70	100
Deferred income taxes	63	53
Other assets	165	172
Total assets	$3,524	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2022	September 30, 2021
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$253	$72
Accounts payable and accrued liabilities	737	667
Income taxes payable	44	35
Current portion of long-term debt	373	373
Total current liabilities	1,407	1,147
Long-term debt	711	717
Deferred income taxes	73	73
Other liabilities	267	279
Contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,571,822 and 56,870,237 shares, Outstanding: 56,431,554 and 56,726,818 shares	57	57
Less cost of 140,268 and 143,419 shares of common treasury stock	(4)	(4)
Additional paid-in capital	4	24
Retained earnings	1,135	1,159
Accumulated other comprehensive income (loss)	(274)	(289)
Total Cabot Corporation stockholders' equity	918	947
Noncontrolling interests	148	143
Total stockholders' equity	1,066	1,090
Total liabilities and stockholders' equity	$3,524	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2022	2021
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$34	$155
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	75	77
Loss on sale of business and asset impairment charge	204	—
Gain on bargain purchase of a business	(24)	—
Deferred tax provision (benefit)	(45)	1
Employee benefit plan settlement	—	6
Equity in earnings of affiliated companies	(4)	(1)
Non-cash compensation	11	10
Other non-cash (income) expense	8	19
Cash dividends received from equity affiliates	—	1
Changes in assets and liabilities:
Accounts and notes receivable	(161)	(155)
Inventories	(177)	(80)
Prepaid expenses and other assets	(55)	(8)
Accounts payable and accrued liabilities	84	56
Income taxes payable	10	12
Other liabilities	1	(7)
Cash provided (used) by operating activities	(39)	86
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(71)	(69)
Proceeds from sale of business	79	—
Cash assumed from acquisition of business	5	—
Other	2	3
Cash provided (used) by investing activities	15	(66)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	13	—
Proceeds from issuance (repayments) of commercial paper, net	167	31
Proceeds from long-term debt	—	100
Repayments of long-term debt	(7)	(117)
Purchases of common stock	(34)	(2)
Proceeds from sales of common stock	3	2
Cash dividends paid to noncontrolling interests	(15)	(1)
Cash dividends paid to common stockholders	(42)	(40)
Cash provided (used) by financing activities	85	(27)
Effects of exchange rate changes on cash	(16)	6
Increase (decrease) in cash, cash equivalents and restricted cash	45	(1)
Cash, cash equivalents and restricted cash at beginning of period	170	151
Cash, cash equivalents and restricted cash at end of period	$215	$150

The following table presents the Company’s cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	March 31, 2022	March 31, 2021
	(In millions)
Cash and cash equivalents	$215	$146
Restricted cash classified within Prepaid expenses and other current assets	—	4
Cash, cash equivalents and restricted cash	$215	$150

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2021	56,727	$53	$24	$1,159	$(289)	$947	$143	$1,090
Net income (loss)				(89)		(89)	9	(80)
Total other comprehensive income (loss)					(30)	(30)	2	(28)
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Issuance of stock under equity compensation plans	202	—	—			—		—
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(349)	—	(19)	—		(19)		(19)
Balance at December 31, 2021	56,580	$53	$11	$1,049	$(319)	$794	$154	$948
Net income (loss)				107		107	7	114
Total other comprehensive income (loss)					45	45	1	46
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—	(14)	(14)
Issuance of stock under equity compensation plans	72	—	3			3		3
Amortization of share-based compensation			5			5		5
Purchase and retirement of common stock	(221)	—	(15)			(15)		(15)
Balance at March 31, 2022	56,431	$53	$4	$1,135	$(274)	$918	$148	$1,066

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814
Net income (loss)				60		60	10	70
Total other comprehensive income (loss)					89	89	7	96
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests						—	(1)	(1)
Issuance of stock under equity compensation plans	192	—	1			1		1
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(53)	—	(2)			(2)		(2)
Amount reclassified to retained earnings in excess of additional paid in capital			(3)	3		—		—
Balance at December 31, 2020	56,606	$53	$—	$1,032	$(262)	$823	$139	$962
Net income (loss)				75		75	10	85
Total other comprehensive income (loss)					(74)	(74)	(2)	(76)
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests							(11)	(11)
Issuance of stock under equity compensation plans	17	—	1			1		1
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(1)					—		—
Amount reclassified to retained earnings in excess of additional paid in capital			(7)	7		—		—
Balance at March 31, 2021	56,622	$53	$—	$1,094	$(336)	$811	$136	$947

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2022 and 2021. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As discussed in Note C, on February 28, 2022, the Company acquired Tokai Carbon (Tianjin) Co. (“Tokai Carbon”). The results of operations and cash flows of Tokai Carbon are included in the Company’s consolidated financial statements from the date of acquisition.

As discussed in Note D, on March 1, 2022, the Company completed the sale of its Purification Solutions business to an affiliate of funds advised by One Equity Partners (“OEP”). The sale of the Purification Solutions business did not meet the criteria to be reported as a discontinued operation as it did not constitute a significant strategic business shift for the Company, and has no major effect on operations. Therefore, prior periods’ consolidated financial statements and disclosures have not been retroactively restated to reflect the impact of the sale of the Purification Solutions business.

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

C. Acquisition

Tokai Carbon (Tianjin) Co.

On February 28, 2022, the Company purchased 100% of the registered capital of Tokai Carbon, a carbon black manufacturing facility, from Tokai Carbon Group for a net purchase price of $9 million, consisting of cash consideration payable of $14 million, including customary post-closing adjustments, and net of $5 million of cash acquired.

The provisional estimates of the fair value of assets and liabilities acquired as of February 28, 2022 are set forth below along with the calculation of the Gain on bargain purchase of a business based on the cash consideration payable.

(In millions)
Fair value of asset acquired
Cash	$5
Accounts and notes receivable	5
Inventories	11
Prepaid expenses and other current assets	7
Property, plant and equipment	12
Amounts attributable to assets acquired	40

Fair value of liabilities assumed
Accounts payable and accrued liabilities	(2)
Amounts attributable to liabilities assumed	(2)

Total identifiable net assets	38

Cash consideration payable	14

Gain on bargain purchase of a business	$24

The excess of the fair value of the net assets over the purchase price was recorded as a gain of $24 million for the period ended March 31, 2022. The Gain on bargain purchase of a business arose primarily due to necessary equipment upgrades that will be required after the purchase to continue to utilize the existing assets.

The payment of $14 million of cash consideration for the acquisition is expected to occur in the third quarter of fiscal 2022 and at March 31, 2022, was included in Accounts payable and accrued liabilities in the Consolidated Balances Sheets.

 D. Divestitures

Sale of Purification Solutions Business

On March 1, 2022, the Company completed the sale of its Purification Solutions business, a reporting segment of the Company, to OEP for total expected cash proceeds of approximately $90 million, net of $7 million cash transferred. Upon completion of the sale, the Company received net cash proceeds of $79 million and recorded a receivable for $11 million, which are subject to customary post-closing adjustments. The $11 million receivable is included in Accounts and notes receivable on the Consolidated Balance Sheet at March 31, 2022. The Company expects to settle this receivable by the end of fiscal 2022.

The Company recognized a pre-tax loss on sale of the Purification Solutions business of $7 million in the second quarter of fiscal 2022 and $197 million pre-tax impairment charge in the first quarter of fiscal 2022. The total after-tax loss on sale and impairment charge was $167 million for the six months ended March 31, 2022.

Sale of Marshall Mine

In September 2020, the Company entered into an agreement to sell its lignite mine located in Marshall, Texas to ADA Carbon Solutions, LLC (“ADACS”) for a nominal amount. As part of the transaction, the Company agreed to fund a portion of the costs ADACS expects to incur to close the mine. Additionally, in conjunction with the sale of the mine, the Business entered into a long-term supply agreement with ADACS, a producer of lignite-based activated carbon, which included an agreement for the Company to fund certain capital expenditures. These liabilities totaled $11 million, which the Company settled in full with ADACS during the second quarter of fiscal 2022 in connection with the sale of the Business.

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March 31, 2022 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2021	$48	$92	$140
Foreign currency impact	—	1	1
Balance at March 31, 2022	$48	$93	$141

The following table provides information regarding the Company’s intangible assets:

	March 31, 2022			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$36	$(7)	$29	$62	$(12)	$50
Trademarks	3	(1)	2	11	(1)	10
Customer relationships	61	(22)	39	60	(20)	40
Total intangible assets	$100	$(30)	$70	$133	$(33)	$100

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $1 million and $2 million for the three months ended March 31, 2022 and 2021, respectively, and $3 million and $4 million for the six months ended March 31, 2022 and 2021, respectively. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2021, attributable to Cabot Corporation	$(265)	$(24)	$(289)
Other comprehensive income (loss) before reclassifications	(28)	1	(27)
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	2
Balance at December 31, 2021, attributable to Cabot Corporation	(296)	(23)	(319)
Other comprehensive income (loss) before reclassifications	12	1	13
Amounts reclassified from AOCI	33	—	33
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	—	1
Balance at March 31, 2022, attributable to Cabot Corporation	$(252)	$(22)	$(274)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and six months ended March 31, 2022 and 2021 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended March 31		Six Months Ended March 31
	Statements of Operations	2022	2021	2022	2021
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(2)	$(2)	$(3)	$(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	1	1	1	1
Release of currency translation adjustment	Loss on sale of business and asset impairment charge	33	—	33	—
Pension and other postretirement
Release of actuarial losses and prior service cost (credit)	Loss on sale of business and asset impairment charge	1	—	1	—
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost	—	—	—	1
Settlement charge	Net Periodic Benefit Cost	—	—	—	6
Total before tax		$33	$(1)	$32	$5

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance decreased from $44 million at September 30, 2021 to $42 million at March 31, 2022, representing the net impact from a charge to the reserve and settlement payments made during the six month period ended March 31, 2022.

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

H. Insurance Recoveries

Pepinster, Belgium

In July 2021, the Company’s Specialty Compounds manufacturing and research and development facility in Pepinster, Belgium experienced significant flooding. Full production was temporarily halted and has resumed in the second quarter of fiscal 2022. During fiscal 2021, the Company recorded expenses of $17 million for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds.

For the three and six months ended March 31, 2022, the Company recorded additional expenses of $1 million and $6 million, respectively, for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds as the Company expects insurance proceeds in excess of the total incurred costs and policy deductibles. The flood-related expenses and loss recoveries are both included within Cost of sales in the Consolidated Statements of Operations for the three and six months ended March 31, 2022.

During fiscal 2021, the Company received insurance proceeds of $8 million. For the three and six months ended March 31, 2022, the Company received additional insurance proceeds of $2 million and $7 million, respectively. In the six months ended March 31, 2022, this amount included $1 million in Cash provided by investing activities and $6 million in Cash provided by operating activities in the Consolidated Statements of Cash Flows. At March 31, 2022 and September 30, 2021, the receivable for insurance recoveries was $8 million and $9 million, respectively, and is included in Accounts and notes receivable on the Consolidated Balance Sheet.

I. Income Tax

Effective Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(Dollars in millions)
(Provision) benefit for income taxes	$(36)	$(34)	$(24)	$(63)
Effective tax rate	24%	29%	44%	29%

For the three and six months ended March 31, 2022, the (Provision) benefit for income taxes included a net discrete tax expense of $1 million and a net discrete tax benefit of $36 million, respectively, after valuation allowance. The $36 million benefit is primarily related to the Purification Solutions business divestiture. For the three and six months ended March 31, 2021, the (Provision) benefit for income taxes included a net discrete tax benefit of $1 million and a net discrete tax expense of $1 million, respectively.

Cabot generated a U.S. tax benefit of $183 million from the tax loss related to the divestiture of the Purification Solutions business. This benefit was fully offset with a valuation allowance.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2020 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2020 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2005 through 2021 remain subject to examination by their respective tax authorities.

During the three and six months ended March 31, 2022, Cabot released uncertain tax positions of $1 million and $2 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and six months ended March 31, 2021, Cabot released uncertain tax positions of less than $1 million and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$107	$75	$18	$135
Less: Dividends and dividend equivalents to participating securities	1	—	1	—
Less: Undistributed earnings allocated to participating securities(1)	1	1	—	1
Earnings (loss) allocated to common shareholders (numerator)	$105	$74	$17	$134

Weighted average common shares and participating securities outstanding	57.5	57.4	57.4	57.3
Less: Participating securities(1)	0.9	0.8	0.9	0.7
Adjusted weighted average common shares (denominator)	56.6	56.6	56.5	56.6

Earnings (loss) per common share - basic:	$1.86	$1.31	$0.30	$2.37

Diluted EPS:
Earnings (loss) allocated to common shareholders	$105	$74	$17	$134
Plus: Earnings allocated to participating securities	2	1	1	1
Less: Adjusted earnings allocated to participating securities(2)	2	1	1	1
Earnings (loss) allocated to common shareholders (numerator)	$105	$74	$17	$134

Adjusted weighted average common shares outstanding	56.6	56.6	56.5	56.6
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.1	0.4	0.1
Adjusted weighted average common shares (denominator)	57.1	56.7	56.9	56.7

Earnings (loss) per common share - diluted:	$1.84	$1.30	$0.30	$2.36

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$107	$75	$18	$135
Less: Dividends declared on common stock	21	20	42	40
Less: Dividends declared on participating securities	1	—	1	—
Undistributed earnings (loss)	$85	$55	$(25)	$95

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$84	$54	$(25)	$94
Undistributed earnings allocated to participating shareholders	1	1	—	1
Undistributed earnings (loss)	$85	$55	$(25)	$95

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the three and six months ended March 31, 2022, 242,031 and 356,476 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2021, 1,120,460 and 1,377,609 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2022 or 2021.

At March 31, 2022 and September 30, 2021, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At March 31, 2022, the fair value of these derivatives was a net liability of $2 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other liabilities on the Consolidated Balance Sheets. At September 30, 2021, the fair value of these derivatives was a net asset of $3 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At each of March 31, 2022 and September 31, 2021, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $10 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At March 31, 2022 and September 30, 2021, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.06 billion and $1.07 billion, respectively, as of March 31, 2022, and $1.06 billion and $1.13 billion, respectively, as of September 30, 2021. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The Company has two reportable segments consisting of Reinforcement Materials and Performance Chemicals. The Company’s former Purification Solutions segment was a separate reporting segment prior to divestiture in the second quarter of fiscal 2022.

The Reinforcement Materials segment combines the reinforcing carbons and engineered elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides, battery materials and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment. The net sales from each of these businesses for the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Performance Additives	$266	$203	$493	$387
Formulated Solutions	94	91	169	174
Total Performance Chemicals	$360	$294	$662	$561

The Purification Solutions segment consisted of the Company’s activated carbon business.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended March 31, 2022
Revenues from external customers(2)	$627	$360	$36	$1,023	$69	$1,092
Income (loss) before income taxes(3)	$101	$70	$—	$171	$(24)	$147

Three Months Ended March 31, 2021
Revenues from external customers(2)	$434	$294	$63	$791	$51	$842
Income (loss) before income taxes(3)	$89	$58	$2	$149	$(31)	$118

Six Months Ended March 31, 2022
Revenues from external customers(2)	$1,168	$662	$97	$1,927	$133	$2,060
Income (loss) before income taxes(3)	$186	$122	$—	$308	$(254)	$54

Six Months Ended March 31, 2021
Revenues from external customers(2)	$809	$561	$122	$1,492	$96	$1,588
Income (loss) before income taxes(3)	$177	$112	$—	$289	$(72)	$217

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

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Shipping and handling fees	$41	$38	$80	$71
By-product sales	33	18	61	35
Other	(5)	(5)	(8)	(10)
Total	$69	$51	$133	$96

(3)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Interest expense	$(11)	$(13)	$(23)	$(25)
Certain items(a)
Gain on bargain purchase of a business (Note C)	24	—	24	—
Loss on sale of business and asset impairment charge (Note D)	(7)	—	(204)	—
Legal and environmental matters and reserves	(7)	—	(8)	—
Divestiture related charges	(1)	—	(5)	—
Acquisition and integration-related charges	(2)	(1)	(3)	(2)
Global restructuring activities	—	(1)	(2)	(4)
Employee benefit plan settlement and other charges	—	1	—	(5)
Other	—	—	1	(1)
Total certain items, pre-tax	7	(1)	(197)	(12)
Unallocated corporate costs(b)	(16)	(16)	(30)	(29)
General unallocated income (expense)(c)	(1)	—	—	(5)
Less: Equity in earnings of affiliated companies, net of tax(d)	3	1	4	1
Total	$(24)	$(31)	$(254)	$(72)

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

	Three Months Ended March 31, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$252	$110	$16	$378
Asia Pacific	245	138	6	389
Europe, Middle East and Africa	130	112	14	256
Segment revenues from external customers	627	360	36	1,023
Unallocated and other				69
Net sales and other operating revenues				$1,092

	Three Months Ended March 31, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$163	$78	$26	$267
Asia Pacific	185	122	9	316
Europe, Middle East and Africa	86	94	28	208
Segment revenues from external customers	434	294	63	791
Unallocated and other				51
Net sales and other operating revenues				$842

	Six Months Ended March 31, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$458	$200	$43	$701
Asia Pacific	485	274	14	773
Europe, Middle East and Africa	225	188	40	453
Segment revenues from external customers	1,168	662	97	1,927
Unallocated and other				133
Net sales and other operating revenues				$2,060

	Six Months Ended March 31, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$312	$147	$51	$510
Asia Pacific	340	240	18	598
Europe, Middle East and Africa	157	174	53	384
Segment revenues from external customers	809	561	122	1,492
Unallocated and other				96
Net sales and other operating revenues				$1,588

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies have not substantially changed from those described in the 2021 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B of our Notes to the Consolidated Financial Statements.

Results of Operations

The Company has two reportable segments consisting of Reinforcement Materials and Performance Chemicals. The Company’s former Purification Solutions segment was a separate reporting segment prior to divestiture in the second quarter of fiscal 2022. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The discussion of our results of operations for the periods presented reflects these structures.

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

Our discussion under the heading “Second Quarter of Fiscal 2022 versus Second Quarter of Fiscal 2021—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Our definition of Total segment EBIT may not be comparable to the definition used by other companies and it should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Second quarter of Fiscal 2022 versus Second quarter of Fiscal 2021—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences caused by the existence and timing of certain expense and income items that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we exclude from Total segment EBIT but that are included in our GAAP Income (loss) before income taxes and equity in earnings of affiliated companies, as applicable in a particular reporting period, include, but are not limited to, the following:

•	Asset impairment charges, which primarily include charges associated with an impairment of goodwill, other long-lived assets or assets held for sale.
•	Charges related to the divestiture of our Purification Solutions business, which include accelerated costs associated with the change in control and employee incentive compensation.
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

•	Indirect tax settlement credits, which includes favorable settlements resulting in the recoveries of indirect taxes.
•	Gains (losses) on sale of a business.
•	Employee benefit plan settlements, which consist of either charges or benefits associated with the termination of a pension plan or the transfer of a pension plan to a multi-employer plan.
•	Gain associated with the bargain purchase of a business.

Overview

During the second quarter of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the second quarter of fiscal 2021. The increase was driven by increased earnings across our Reinforcement Materials and Performance Chemicals segments and a gain on the Tokai Carbon acquisition.

Second quarter of Fiscal 2022 versus Second quarter of Fiscal 2021—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Net sales and other operating revenues	$1,092	$842	$2,060	$1,588
Gross profit	$232	$214	$430	$407

The $250 million increase in net sales and other operating revenues in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was driven by favorable price and product mix (combined $269 million) across our Reinforcement Materials and Performance Chemicals segments, increased energy center by-product revenue ($15 million) and higher volumes primarily in Reinforcement Materials ($12 million). These increases were partially offset by the divestiture of our Purification Solutions segment ($27 million) in the second quarter of fiscal 2022 and unfavorable impact from foreign currency translation ($21 million).

The $472 million increase in net sales and other operating revenues in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was primarily driven by favorable price and product mix (combined $471 million) in Reinforcement Materials and Performance Chemicals and increased energy center by-product revenue ($26 million). These increases were partially offset by the divestiture of our Purification Solutions segment ($25 million) in the second quarter and the unfavorable impact from foreign currency translation ($19 million).

In both the second quarter and the first six months of fiscal 2022, the favorable price and product mix was driven by favorable 2022 calendar year tire customer agreements and higher prices from higher feedstock and energy costs that are generally passed through to our customers in the Reinforcement Materials segment and favorable price and product mix in the Performance Chemicals segment driven by targeted growth initiatives and price increases to recover rising input costs, including raw material and energy, and other costs including packaging and transportation. The increased energy center by-product revenue was due to higher energy prices.

Gross profit increased by $18 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Gross profit increased by $23 million in the first six months of fiscal 2022 compared to the first six months of fiscal 2021. The gross profit increase in both comparative periods was primarily due to higher unit margins partially offset by higher fixed costs in the Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Selling and administrative expenses	$74	$71	$145	$132

Selling and administrative expenses increased by $3 million in the second quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to a charge related to our legal reserve for respirator matters. Selling and administrative expenses increased by $13 million in the first six months of fiscal 2022 compared to the same period of fiscal 2021, primarily due to increased incentive compensation, divestiture-related charges and a charge related to our legal reserve for respirator matters.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Research and technical expenses	$14	$15	$27	$29

Research and technical expenses decreased by $1 million and $2 million in the second quarter and the first six months of fiscal 2022, respectively, compared to the same periods of fiscal 2021, primarily due to restructuring activities that occurred in fiscal 2021.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Interest and dividend income	$4	$2	$7	$4
Interest expense	$(11)	$(13)	$(23)	$(25)
Other income (expense)	$(7)	$1	$(8)	$(8)

Interest and dividend income increased by $2 million and $3 million in the second quarter of fiscal 2022 and for the six months ended March 31, 2022, respectively, compared to the same periods of fiscal 2021, primarily due to higher interest rates.

Interest expense decreased by $2 million in each of the second quarter of fiscal 2022 and for the six months ended March 31, 2022, compared to the same periods of fiscal 2021, primarily due to higher capitalized interest.

Other income (expense) changed by $8 million in the second quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to the unfavorable impact from foreign currency translation. For the six months ended March 31, 2022, Other income (expense) remained flat compared to the same period of fiscal 2021.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31
	2022		2021
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(36)	24%	$(34)	29%
Less: Non-GAAP tax adjustments(1)	2		(3)
Operating tax rate	$(38)	27%	$(31)	28%

	Six Months Ended March 31
	2022		2021
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(24)	44%	$(63)	29%
Less: Non-GAAP tax adjustments(1)	44		1
Operating tax rate	$(68)	27%	$(64)	28%

(1)

Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended March 31, 2022, the (Provision) benefit for income taxes was a provision of $36 million compared to $34 million for the same period in 2021. For the six months ended March 31, 2022, the (Provision) benefit for income taxes was a provision of $24 million compared to $63 million for the same period in 2021. Included in the (Provision) benefit for income taxes in the six months ended March 31, 2022 is a discrete tax benefit of $36 million primarily related to the divestiture of the Purification Solutions business. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and are impacted by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2022, the Operating tax rate is expected to be in the range of 26% to 27%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Equity in earnings of affiliated companies, net of tax	$3	$1	$4	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$7	$10	$16	$20

Equity in earnings of affiliated companies, net of tax, increased by $2 million and $3 million in the second quarter and for the first six months of fiscal 2022, respectively, compared to the same periods of fiscal 2021 primarily due to higher profitability at our equity affiliates in India and Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $3 million and $4 million in the second quarter of fiscal 2022 and for the six months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021 primarily due to lower profitability of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2022, we reported Net income (loss) attributable to Cabot Corporation of $107 million and $18 million, or $1.84 per diluted common share and $0.30 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $75 million and $135 million, or $1.30 per diluted common share and $2.36 per diluted common share, respectively, in the second quarter and first six months of fiscal 2021. The higher net income in the second quarter of fiscal 2022 compared with the same period in fiscal 2021 is primarily due to improved Total segment EBIT. The lower net income in the six months ended March 31, 2022, compared with the same period in fiscal 2022 is primarily due to the Purification Solutions loss on sale and asset impairment charge, partially offset by increased Total segment EBIT.

Second quarter of Fiscal 2022 versus Second quarter of Fiscal 2021—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and six months ended March 31, 2022 and 2021 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note L of our Notes to the Consolidated Financial Statements.

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$147	$118	$54	$217
Less: Certain items	7	(1)	(197)	(12)
Less: Other unallocated items	(31)	(30)	(57)	(60)
Total segment EBIT	$171	$149	$308	$289

In the second quarter of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $29 million and Total segment EBIT increased by $22 million.

In the first six months of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies decreased by $163 million primarily due to the Purification Solutions loss on sale and asset impairment charge of $204 million, partially offset by increased Total segment EBIT of $19 million and gain on the Tokai Carbon acquisition of $24 million.

Certain Items

Details of the certain items for the three and six months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Gain on bargain purchase of a business (Note C)	24	—	24	—
Loss on sale of business and asset impairment charge (Note D)	(7)	—	(204)	—
Legal and environmental matters and reserves	(7)	—	(8)	—
Divestiture related charges	(1)	—	(5)	—
Acquisition and integration-related charges	(2)	(1)	(3)	(2)
Global restructuring activities	—	(1)	(2)	(4)
Employee benefit plan settlement and other charges	—	1	—	(5)
Other	—	—	1	(1)
Total certain items, pre-tax	7	(1)	(197)	(12)
Non-GAAP tax adjustments	2	(3)	44	1
Total certain items, after tax	$9	$(4)	$(153)	$(11)

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Interest expense	$(11)	$(13)	$(23)	$(25)
Unallocated corporate costs	(16)	(16)	(30)	(29)
General unallocated income (expense)	(1)	—	—	(5)
Less: Equity in earnings of affiliated companies, net of tax	3	1	4	1
Total other unallocated items	$(31)	$(30)	$(57)	$(60)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2022 and 2021 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Reinforcement Materials Sales	$627	$434	$1,168	$809
Reinforcement Materials EBIT	$101	$89	$186	$177

Sales in Reinforcement Materials increased by $193 million in the second quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to a favorable price and product mix (combined $194 million) and higher volumes ($13 million), partially offset by unfavorable impact from foreign currency translation ($13 million). The favorable price and product mix was primarily due to favorable 2022 calendar year tire customer agreements and higher feedstock and energy costs that are generally passed through to our customers. The higher volumes in fiscal 2022 were driven by stronger demand across all regions.

In the first six months of fiscal 2022, sales in Reinforcement Materials increased by $359 million compared to the first six months of fiscal 2021. The increase was primarily due to a favorable price and product mix (combined $344 million) and higher volumes ($28 million), partially offset by unfavorable impact from foreign currency translation ($13 million). The favorable price and product mix was primarily due to favorable 2022 calendar year customer agreements and higher feedstock and energy costs that are generally passed through to our customers. The higher volumes in fiscal 2022 were driven by stronger demand in Asia Pacific and the Americas.

EBIT in Reinforcement Materials in the second quarter of fiscal 2022 increased by $12 million compared to the same period of fiscal 2021. During the second quarter of fiscal 2022, the segment had higher unit margins ($20 million) and 3% higher volumes ($6 million) partially offset by higher fixed cost ($10 million) and unfavorable impact from foreign currency exchange ($4 million). The higher unit margins were primarily driven by favorable 2022 calendar year tire customer agreements. The higher volume was due to increased demand across all regions, largely due to volume gains in our customer agreements in Europe and the Americas. The higher fixed costs were primarily due to increased costs associated with utilities and maintenance.

EBIT in Reinforcement Materials increased by $9 million in the first six months of fiscal 2022 compared to the same period of fiscal 2021. The increase was driven by higher unit margins ($24 million) and higher volumes ($13 million) partially offset by higher fixed cost ($25 million) and unfavorable impact from foreign currency exchange ($4 million). The higher unit margins were primarily driven by favorable 2022 calendar year customer agreements and benefit of higher energy prices on our energy center and yield benefits. The higher volume was due to increased demand in Asia Pacific and the Americas. The higher fixed costs were primarily due to increased costs associated with utilities and maintenance.

As we look to the third quarter of the fiscal year, we expect EBIT in Reinforcement Materials to improve sequentially due to our expectation that the strong volume levels will continue with seasonally stronger growth. We also anticipate margins to be maintained at healthy levels and prices adjusting for changing input cost.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2022 and 2021 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Performance Additives Sales	$266	$203	$493	$387
Formulated Solutions Sales	94	91	169	174
Performance Chemicals Sales	$360	$294	$662	$561
Performance Chemicals EBIT	$70	$58	$122	$112

Sales in Performance Chemicals increased by $66 million in the second quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to favorable price and product mix (combined $75 million), partially offset by unfavorable impact from foreign currency translation ($8 million) and lower volumes ($1 million). The favorable price and product mix was due to increased pricing to recover rising input costs across the segment. The lower volumes were primarily due to a plant outage at our Belgium specialty compounds site, partially offset by continued momentum in our growth vectors in battery materials and inkjet applications.

In the first six months of fiscal 2022, sales in Performance Chemicals increased by $101 million compared to the same period of fiscal 2021, primarily due to favorable price and product mix (combined $127 million), partially offset by lower volumes ($20 million) and by unfavorable impact from foreign currency translation ($6 million). The favorable price and product mix was due to increased pricing to recover rising input costs across the segment. The lower volumes were primarily due to plant downtime of a fence-line partner in our fumed metal oxides product line and a plant outage at our Belgium specialty compounds site, partially offset by continued momentum in our growth vectors in battery materials and inkjet applications.

EBIT in Performance Chemicals increased by $12 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 primarily due to higher unit margins ($20 million), partially offset by higher fixed cost ($8 million). Higher unit margins were driven by strong pricing in our specialty carbons and fumed metal oxides product lines and favorable product mix in our specialty carbons product line. Fixed costs increased in support of our growth vectors and higher utilities cost.

EBIT in Performance Chemicals increased by $10 million in the first six months of fiscal 2022 compared to the same period of fiscal 2021 primarily due to higher unit margins ($29 million), partially offset by lower volumes ($8 million) and higher fixed cost ($9 million). Higher unit margins were driven by strong pricing and favorable product mix in our specialty carbons and fumed metal oxides product lines. The lower volumes were primarily due to plant downtime of a fence-line partner in our fumed metal oxides product line and a plant outage at our Belgium specialty compounds site, partially offset by continued momentum in battery materials applications driven by higher demand for electric vehicles and continued product penetration with top battery producers. Fixed costs increased in support of our growth vectors and higher utilities cost.

As we look ahead to the third quarter of the fiscal year, we expect a sequential volume increase led by growth in battery materials applications and the benefit from our specialty compounds plant being fully back on-line. We anticipate that unit margins will remain strong, but we do not expect to see the same benefit from price increases ahead of raw material costs in our fumed metal oxides product line. In addition, we expect fixed cost to increase due to plant start-ups and higher utilities.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and first six months of fiscal 2022 and 2021 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
	(In millions)
Purification Solutions Sales	$36	$63	$97	$122
Purification Solutions EBIT	$—	$2	$—	$—

We divested the Purification Solutions business in March 2022. Refer to Note D of our Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $130 million during the first six months of fiscal 2022, which was due to a higher outstanding commercial paper balance at the end of the period. The higher commercial paper balance was used to fund an increase in net working capital resulting from the impact of rising raw material costs on our inventory balance and higher prices on our accounts receivables balance. As of March 31, 2022, we had cash and cash equivalents of $215 million and borrowing availability under our revolving credit agreements of $968 million.

As of March 31, 2022, we had access to borrowings under the following two credit agreements:

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

•

€300 unsecured revolving credit agreement (the “Euro Credit Agreement”, and together with the U.S. Credit Agreement, the “Credit Agreements”), with Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, which matures in May 2024 or earlier if the U.S. Credit Agreement should terminate early. Borrowings under the Euro Credit Agreement may be used for the repatriation of earnings of our foreign subsidiaries to the United States, the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries and for working capital and general corporate purposes.

As of March 31, 2022, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lessor of (i) unrestricted cash and cash equivalents and (ii) $150 million.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. We generally use a combination of U.S. earnings, commercial paper issuances and borrowings under our U.S. Credit Agreement to meet our U.S. cash needs, and cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future investments. We usually reduce our commercial paper balance and, if applicable, borrowings under our Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. We also have cash pooling structures that support our operations in the U.S., EMEA and China and provide access to cash for our non-U.S. subsidiaries through the global pool. We face limited restrictions on the flow of cash. Argentina has currency controls in place that prevent the distribution of cash, but otherwise we are able to move funds between our non-U.S. subsidiaries through our cash pools, intercompany accounts and/or distributions, as needed. If additional funds are needed in the U.S., we expect to be able to repatriate cash, including cash from China, while paying any withholding or other taxes. However, we consider most cash we generate in geographies outside the U.S. indefinitely reinvested. Changes in tax laws in the U.S. or foreign countries could restrict our ability to transfer funds or impose material costs on such transfers.

As of March 31, 2022, we had $238 million of commercial paper outstanding and our borrowings under the Euro Credit Agreement totaled $128 million.

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

Cash Flows from Operating Activities

Cash used by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $39 million in the first six months of fiscal 2022 compared to $86 million of cash provided by operating activities during the same period of fiscal 2021.

Cash used by operating activities in the first six months of fiscal 2022 was driven by an increase in net working capital of $254 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

Cash provided by operating activities in the first six months of fiscal 2021 was driven by business earnings excluding the non-cash impact of depreciation and amortization of $77 million, which was partially offset by an increase in net working capital of $179 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales, an increase in inventory driven by a higher cost of raw materials, and a $32.6 million cash payment made in the first quarter of fiscal 2021 related to a respirator litigation settlement in fiscal 2020.

Cash Flows from Investing Activities

Investing activities provided $15 million of cash in the first six months of fiscal 2022 compared to $66 million of cash consumed in the first six months of fiscal 2021. In both periods, investing activities included capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures primarily in Performance Chemicals. Capital expenditures totaled $71 million and $69 million in the first six months of fiscal 2022 and 2021, respectively. In addition, the first six months of fiscal 2022 includes $79 million of net cash proceeds from the sale of our Purification Solutions business in March 2022, as well as $5 million of cash assumed from the acquisition of Tokai Carbon in February 2022.

Capital expenditures for fiscal 2022 are expected to be approximately $250 million. Our planned capital spending program for fiscal 2022 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Performance Chemicals.

Cash Flows from Financing Activities

Financing activities provided $85 million of cash in the first six months of fiscal 2022 compared to $27 million of cash used during the same period of fiscal 2021. In the first six months of fiscal 2022, financing activities primarily consisted of the issuance of commercial paper of $167 million and proceeds from short-term borrowings of $13 million, partially offset by dividend payments to stockholders of $42 million, share repurchases of $34 million, dividend payments to noncontrolling interests of $15 million, and repayments of long-term debt of $7 million. We plan to refinance our $350 million in registered notes with a coupon of 3.7% that mature in July of 2022 ahead of the notes’ maturity.

In the first six months of fiscal 2021, financing activities primarily consisted of dividend payments to stockholders of $40 million and net repayments from borrowings under our revolvers of $17 million, which consisted of proceeds of $100 million less repayments of $117 million.

Other Information About Our Businesses

Each of our segments operates globally, and a significant portion of our revenues and operating profits is derived from operations outside the U.S. In particular, China continues to be an important producer of tires and products for automotive applications and since we made our initial investment in China in 1988, we have increased our operations in China to support increased demand for our products in China. In addition, a significant portion of battery manufacturers are located in China, and we anticipate a material portion of the future growth of our Battery Materials growth vector to be derived from our business and operations in China. We employ local management teams for our operations in China, and our business model in China is predominantly to make and sell product in-country to established local and multi-national customers with operations in China. In fiscal 2021, sales in China across our segments constituted approximately 25% of our revenues, and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2021. (See Note U to our Consolidated Financial Statements in our 2021 10-K). There are legal and operational risks associated with having substantial operations in China, which are more fully described under the heading “Risk Factors” in our 2021 10-K. Given the size of our current operations in China and the future growth we anticipate from those operations, if our ability to operate in China were to be constrained by legal and operational risks, it could have a material negative impact on our overall operations and the value of our securities.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment growth and the assumptions underlying our growth expectations; demand for our products; when we expect to pay the cash consideration for the Tokai acquisition; when we expect to receive the balance of the cash purchase price for our sale of our Purification Solutions business; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; our plans to refinance the 3.7% Notes that mature in July 2022; anticipated capital spending; regulatory developments; expected insurance proceeds related to flooding at our Pepinster, Belgium facility; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; exposure to interest rate and foreign exchange risk; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements. Importantly, as we cannot predict the duration or scope of the COVID‐19 pandemic, the negative impact to our results cannot be estimated. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the virulence and spread of different strains of the virus and the level and timing of vaccine distribution around the world and its impact on the stability of economic recovery and growth, the degree of disruption in supply chains from global logistics matters resulting from the COVID‐19 pandemic, impacts to manufacturing operations resulting from government-imposed lockdowns, and other general economic consequences of the pandemic. Further, the COVID-19 pandemic has also contributed to increased costs and decreased availability of labor and materials for construction projects, and these factors have increased the costs of our capital improvement projects and may delay our completion of such projects.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine; a significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; tax rates and fluctuations in foreign currency exchange and interest rates; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2021 10-K and in our subsequent SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2022 does not differ materially from that discussed under Item 7A of our 2021 10-K.

Item 4.	Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission we excluded from our assessment the internal controls over financial reporting at Tokai Carbon (Tianjin) Co., which was acquired on February 28, 2022, for the period ended March 31, 2022.

Part II. Other Information

Item 1A.	Risk Factors

There has been no material change in the risk factors described in our 2021 10-K, with the exception of updates to the following risk factors:

We are exposed to political or country risk inherent in doing business in some countries, including China.

Sales outside of the U.S. constituted the majority of our revenues in fiscal 2021. We conduct business in several countries, including China, that have less stable legal systems and financial markets, and potentially more corrupt, or less predictable, business environments than the U.S. As set forth in Note U to our Consolidated Financial Statements in our 2021 10-K, sales in China constituted approximately 25% of our revenues in fiscal 2021 and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2021. Our operations outside of the U.S., including in China, expose us to risks related to uncertain enforcement of laws by foreign governments as well as risks that foreign governmental entities will change applicable rules and regulations with minimal advance notice. These risks could result in a material change in our operations, which could negatively impact the value of our securities. Additionally, our operations in some countries, including China, are subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; political tension that could result in sanctions being imposed against our customers or suppliers in countries where sanctions have not been imposed in the past; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

For example, the Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of growing concern over air quality. The timing and length of these curtailments are difficult to predict and, at times, are applied to manufacturing operations without regard to whether the operations being curtailed comply with environmental regulations in the area. Accordingly, our manufacturing operations in China have been subject to these curtailments in the past and will likely be subject to them in the future. In addition, the Chinese government has instituted energy intensity and energy consumption targets in a number of provinces in its efforts to reduce energy consumption, resulting in energy quotas and shortages in energy supply. We are unable to predict how any power outages related to these targets will impact our operations. These events could negatively impact our results of operations and cash flows both during and after the period of any government-imposed curtailment or power outages affecting our operations. Further, any such curtailments on the operations at our customers’ facilities could reduce demand for our products and our volumes.

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

In addition, our information technology systems could be compromised by outside parties intent on extracting information, corrupting information or disrupting business processes. Despite our security design and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, inadvertent or intentional employee actions, system failures and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, or operational disruptions. We face increased information technology security and fraud risks due to our increased reliance on working remotely during the COVID-19 pandemic and beyond, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Additionally, we may be exposed to unauthorized access to our information technology systems through undetected vulnerabilities in our service providers’ information systems or software. With the evolving nature of cybersecurity threats, the scope and impact of any information security incident cannot be predicted. In addition, the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China, and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply could result in fines or penalties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2022 - January 31, 2022	—	$—	—	4,737,274
February 1, 2022 - February 28, 2022	162,699	$67.56	162,699	4,574,575
March 1, 2022 - March 31, 2022	56,519	$70.93	56,519	4,518,056
Total	219,218		219,218
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

(2)

Total number of shares purchased does not include 1,547 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 6, 2022	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 6, 2022	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)