Form 10-Q
period 2022-06-30
CABOT CORP
filed 2022-08-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 56,299,241 shares of common stock, $1.00 par value per share, outstanding as of August 4, 2022.

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net sales and other operating revenues	$1,149	$917	$3,209	$2,505
Cost of sales	914	703	2,544	1,884
Gross profit	235	214	665	621
Selling and administrative expenses	51	68	196	200
Research and technical expenses	14	12	41	41
Loss on sale of business and asset impairment charge (Note D)	2	—	206	—
Gain on bargain purchase of a business (Note C)	—	—	(24)	—
Income (loss) from operations	168	134	246	380
Interest and dividend income	—	2	7	6
Interest expense	(15)	(12)	(38)	(37)
Other income (expense)	(1)	(1)	(9)	(9)
Income (loss) before income taxes and equity in earnings of affiliated companies	152	123	206	340
(Provision) benefit for income taxes	(49)	(30)	(73)	(93)
Equity in earnings of affiliated companies, net of tax	3	2	7	3
Net income (loss)	106	95	140	250
Net income (loss) attributable to noncontrolling interests, net of tax	9	9	25	29
Net income (loss) attributable to Cabot Corporation	$97	$86	$115	$221

Weighted-average common shares outstanding:
Basic	56.3	56.7	56.5	56.7
Diluted	56.8	57.0	56.9	56.8

Earnings (loss) per common share:
Basic	$1.70	$1.48	$2.00	$3.85
Diluted	$1.69	$1.48	$1.99	$3.84

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Net income (loss)	$106	$95	$140	$250
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(102)	71	(84)	89
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(4)	(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	—	—	1	1
Pension and other postretirement benefit liability adjustments, net of tax	—	2	2	6
Other comprehensive income (loss), net of tax of $ —, $1, ($1), and ($2)	(103)	72	(85)	92
Comprehensive income (loss)	3	167	55	342
Net income (loss) attributable to noncontrolling interests, net of tax	9	9	25	29
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(9)	3	(6)	8
Comprehensive income (loss) attributable to noncontrolling interests	—	12	19	37
Comprehensive income (loss) attributable to Cabot Corporation	$3	$155	$36	$305

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2022	September 30, 2021
	(In millions)
Current assets:
Cash and cash equivalents	$208	$168
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $4	876	645
Inventories:
Raw materials	184	168
Finished goods	424	300
Other	56	55
Total inventories	664	523
Prepaid expenses and other current assets	123	89
Total current assets	1,871	1,425
Property, plant and equipment, net	1,273	1,376
Goodwill	136	140
Equity affiliates	18	40
Intangible assets, net	67	100
Deferred income taxes	57	53
Other assets	146	172
Total assets	$3,568	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2022	September 30, 2021
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$291	$72
Accounts payable and accrued liabilities	738	667
Income taxes payable	49	35
Current portion of long-term debt	22	373
Total current liabilities	1,100	1,147
Long-term debt	1,097	717
Deferred income taxes	73	73
Other liabilities	255	279
Contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,436,645 and 56,870,237 shares, Outstanding: 56,298,570 and 56,726,818 shares	56	57
Less cost of 138,075 and 143,419 shares of common treasury stock	(3)	(4)
Additional paid-in capital	—	24
Retained earnings	1,210	1,159
Accumulated other comprehensive income (loss)	(368)	(289)
Total Cabot Corporation stockholders' equity	895	947
Noncontrolling interests	148	143
Total stockholders' equity	1,043	1,090
Total liabilities and stockholders' equity	$3,568	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2022	2021
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$140	$250
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	111	117
Loss on sale of business and asset impairment charge	206	—
Gain on bargain purchase of a business	(24)	—
Gain on sale of land	(17)	—
Deferred tax provision (benefit)	(39)	4
Employee benefit plan settlement	—	7
Equity in earnings of affiliated companies	(7)	(3)
Non-cash compensation	17	16
Other non-cash (income) expense	15	10
Cash dividends received from equity affiliates	1	2
Changes in assets and liabilities:
Accounts and notes receivable	(286)	(198)
Inventories	(231)	(125)
Prepaid expenses and other assets	(35)	(15)
Accounts payable and accrued liabilities	127	97
Income taxes payable	18	12
Other liabilities	(1)	(17)
Cash provided (used) by operating activities	(5)	157
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(121)	(115)
Proceeds from sale of business	79	—
Cash paid for acquisition of business, net of cash acquired of $5 and $-	(9)	—
Proceeds from sale of land	18	—
Other	2	5
Cash provided (used) by investing activities	(31)	(110)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	26	—
Proceeds from issuance (repayments) of commercial paper, net	193	46
Proceeds from long-term debt, net of issuance costs	394	150
Repayments of long-term debt	(357)	(167)
Purchases of common stock	(48)	(2)
Proceeds from sales of common stock	6	5
Cash dividends paid to noncontrolling interests	(22)	(20)
Cash dividends paid to common stockholders	(63)	(60)
Cash provided (used) by financing activities	129	(48)
Effects of exchange rate changes on cash	(49)	23
Increase (decrease) in cash, cash equivalents and restricted cash	44	22
Cash, cash equivalents and restricted cash at beginning of period	170	151
Cash, cash equivalents and restricted cash at end of period	$214	$173

	June 30, 2022	June 30, 2021
	(In millions)
Cash and cash equivalents	$208	$173
Restricted cash classified within Prepaid expenses and other current assets	6	—
Cash, cash equivalents and restricted cash	$214	$173

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2021	56,727	$53	$24	$1,159	$(289)	$947	$143	$1,090
Net income (loss)				(89)		(89)	9	(80)
Total other comprehensive income (loss)					(30)	(30)	2	(28)
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Issuance of stock under equity compensation plans	202	—	—			—		—
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(349)	—	(19)	—		(19)		(19)
Balance at December 31, 2021	56,580	$53	$11	$1,049	$(319)	$794	$154	$948
Net income (loss)				107		107	7	114
Total other comprehensive income (loss)					45	45	1	46
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—	(14)	(14)
Issuance of stock under equity compensation plans	72	—	3			3		3
Amortization of share-based compensation			5			5		5
Purchase and retirement of common stock	(221)	—	(15)			(15)		(15)
Balance at March 31, 2022	56,431	$53	$4	$1,135	$(274)	$918	$148	$1,066
Net income (loss)				97		97	9	106
Total other comprehensive income (loss)					(94)	(94)	(9)	(103)
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—		—
Issuance of stock under equity compensation plans	66	—	3			3		3
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(198)	—	(13)	(1)		(14)		(14)
Balance at June 30, 2022	56,299	$53	$—	$1,210	$(368)	$895	$148	$1,043

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814
Net income (loss)				60		60	10	70
Total other comprehensive income (loss)					89	89	7	96
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividends declared to noncontrolling interests						—	(1)	(1)
Issuance of stock under equity compensation plans	192	—	1			1		1
Amortization of share-based compensation			4			4		4
Purchase and retirement of common stock	(53)	—	(2)			(2)		(2)
Amount reclassified to retained earnings in excess of additional paid in capital			(3)	3		—		—
Balance at December 31, 2020	56,606	$53	$-	$1,032	$(262)	$823	$139	$962
Net income (loss)				75		75	10	85
Total other comprehensive income (loss)					(74)	(74)	(2)	(76)
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests							(11)	(11)
Issuance of stock under equity compensation plans	17	—	1			1		1
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(1)					—		—
Amount reclassified to retained earnings in excess of additional paid in capital			(7)	7		—		—
Balance at March 31, 2021	56,622	$53	$-	$1,094	$(336)	$811	$136	$947
Net income (loss)				86		86	9	95
Total other comprehensive income (loss)					69	69	3	72
Cash dividends paid:
Common stock, $0.35 per share				(20)		(20)		(20)
Cash dividend declared to noncontrolling interests						—	(9)	(9)
Issuance of stock under equity compensation plans	103	—	3			3		3
Amortization of share-based compensation			6			6		6
Purchase and retirement of common stock	(2)	—	—	—		—		—
Amount reclassified to retained earnings in excess of additional paid in capital			(9)	9		—		—
Balance at June 30, 2021	56,723	$53	$—	$1,169	$(267)	$955	$139	$1,094

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2022 and 2021. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

C. Acquisition

Tokai Carbon (Tianjin) Co.

On February 28, 2022, the Company purchased 100% of the registered capital of Tokai Carbon, a carbon black manufacturing facility, from Tokai Carbon Group for a net purchase price of $9 million, consisting of cash consideration of $14 million, including customary post-closing adjustments, and net of $5 million of cash acquired.

The provisional estimates of the fair value of assets and liabilities acquired as of February 28, 2022 are set forth below along with the calculation of the Gain on bargain purchase of a business based on the cash consideration.

(In millions)
Fair value of asset acquired
Cash	$5
Accounts and notes receivable	5
Inventories	11
Prepaid expenses and other current assets	7
Property, plant and equipment	12
Amounts attributable to assets acquired	40

Fair value of liabilities assumed
Accounts payable and accrued liabilities	(2)
Amounts attributable to liabilities assumed	(2)

Total identifiable net assets	38

Cash consideration	14

Gain on bargain purchase of a business	$24

The excess of the fair value of the net assets over the purchase price was recorded as a gain of $24 million. The Gain on bargain purchase of a business arose primarily due to necessary equipment upgrades that will be required after the purchase to continue to utilize the existing assets.

Cabot paid the $14 million of cash consideration during the third quarter of fiscal 2022.

 D. Divestitures

Sale of Purification Solutions Business

On March 1, 2022, the Company completed the sale of its Purification Solutions business, a reporting segment of the Company, to OEP for total expected cash proceeds of approximately $90 million, net of $7 million cash transferred. Upon completion of the sale, the Company received net cash proceeds of $79 million and recorded a receivable for $11 million, which are subject to customary post-closing adjustments. The $11 million receivable is included in Accounts and notes receivable on the Consolidated Balance Sheet at June 30, 2022. The Company expects to settle this receivable by the end of fiscal 2022.

The Company recognized a pre-tax impairment charge on the Purification Solutions business of $197 million in the first quarter of fiscal 2022 and a pre-tax loss on sale of the Purification Solutions business of $9 million during the first nine months of fiscal 2022. The total after-tax loss on sale and impairment charge was $169 million for the nine months ended June 30, 2022.

Sale of Marshall Mine

In September 2020, the Company entered into an agreement to sell its lignite mine located in Marshall, Texas to ADA Carbon Solutions, LLC (“ADACS”) for a nominal amount. As part of the transaction, the Company agreed to fund a portion of the costs ADACS expects to incur to close the mine. Additionally, in conjunction with the sale of the mine, the Purification Solutions business entered into a long-term supply agreement with ADACS, a producer of lignite-based activated carbon, which included an agreement for the Company to fund certain capital expenditures. These liabilities totaled $11 million, which the Company settled in full with ADACS during the second quarter of fiscal 2022 in connection with the sale of the Purification Solutions business.

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2022 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2021	$48	$92	$140
Foreign currency impact	(1)	(3)	(4)
Balance at June 30, 2022	$47	$89	$136

The following table provides information regarding the Company’s intangible assets:

	June 30, 2022			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$35	$(8)	$27	$62	$(12)	$50
Trademarks	3	(1)	2	11	(1)	10
Customer relationships	60	(22)	38	60	(20)	40
Total intangible assets	$98	$(31)	$67	$133	$(33)	$100

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $1 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $5 million and $6 million for the nine months ended June 30, 2022 and 2021, respectively. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2021, attributable to Cabot Corporation	$(265)	$(24)	$(289)
Other comprehensive income (loss) before reclassifications	(28)	1	(27)
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	2
Balance at December 31, 2021, attributable to Cabot Corporation	(296)	(23)	(319)
Other comprehensive income (loss) before reclassifications	12	1	13
Amounts reclassified from AOCI	33	—	33
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	—	1
Balance at March 31, 2022, attributable to Cabot Corporation	$(252)	$(22)	$(274)
Other comprehensive income (loss) before reclassifications	(102)	(1)	(103)
Amounts reclassified from AOCI	(1)	1	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(9)	—	(9)
Balance at June 30, 2022, attributable to Cabot Corporation	$(346)	$(22)	$(368)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and nine months ended June 30, 2022 and 2021 were as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2022	2021	2022	2021
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	—	—	1	1
Release of currency translation adjustment	Loss on sale of business and asset impairment charge	—	—	33	—
Pension and other postretirement
Release of actuarial losses and prior service cost (credit)	Loss on sale of business and asset impairment charge	—	—	1	—
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost	1	3	1	4
Settlement charge	Net Periodic Benefit Cost	—	1	—	7
Total before tax		$—	$3	$32	$8

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance decreased from $44 million at September 30, 2021 to $40 million at June 30, 2022, representing the net impact from a charge to the reserve and settlement payments made during the nine month period ended June 30, 2022.

The Company’s current estimate of the cost of its share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain members of the Payor Group, or a change in the availability of the indemnity provided by a former owner of AO, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. On July 26, 2022, Aearo Technologies (“Aearo”), one of the members of the Payor Group, filed for Chapter 11 bankruptcy protection. The Company is assessing the impact of this development on its potential liability for these respirator claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material.

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

H. Insurance Recoveries

Pepinster, Belgium

In July 2021, the Company’s Specialty Compounds manufacturing and research and development facility in Pepinster, Belgium experienced significant flooding. Full production, which was temporarily halted, resumed in the second quarter of fiscal 2022. During fiscal 2021, the Company recorded expenses of $17 million for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds.

For the three and nine months ended June 30, 2022, the Company recorded additional expenses of $1 million and $7 million, respectively, for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds as the Company expects insurance proceeds in excess of the total incurred costs and policy deductibles. The flood-related expenses and loss recoveries are both included within Cost of sales in the Consolidated Statements of Operations for the three and nine months ended June 30, 2022.

During fiscal 2021, the Company received insurance proceeds of $8 million. For the three months ended June 30, 2022, the Company did not receive additional insurance proceeds. For the nine months ended June 30, 2022, the Company received insurance proceeds of $7 million. In the nine months ended June 30, 2022, this amount included $1 million in Cash provided by investing activities and $6 million in Cash provided by operating activities in the Consolidated Statements of Cash Flows. At June 30, 2022 and September 30, 2021, the receivable for insurance recoveries was $8 million and $9 million, respectively, and is included in Accounts and notes receivable on the Consolidated Balance Sheet.

I. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(Dollars in millions)
(Provision) benefit for income taxes	$(49)	$(30)	$(73)	$(93)
Effective tax rate	32%	24%	35%	27%

For the three and nine months ended June 30, 2022, the (Provision) benefit for income taxes included a net discrete tax expense of $14 million and a net discrete tax benefit of $22 million, respectively, after valuation allowance. The $22 million net benefit is primarily comprised of a benefit of $36 million related to the Purification Solutions business divestiture, and a tax expense of $8 million related to withholding tax accruals on historic earnings due to changes in indefinite reinvestment assertions on certain entities. For the three and nine months ended June 30, 2021, the (Provision) benefit for income taxes included a net discrete tax expense of $1 million and $2 million, respectively.

In the second quarter of fiscal 2022, Cabot generated a U.S. tax benefit of $183 million from the tax loss related to the divestiture of the Purification Solutions business. This benefit was fully offset with a valuation allowance.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2021 tax years generally remain subject to examination by the IRS and various tax years from 2005 through 2021 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2005 through 2021 remain subject to examination by their respective tax authorities.

During the three and nine months ended June 30, 2022, Cabot released uncertain tax positions of a nil amount and $2 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and nine months ended June 30, 2021, Cabot released uncertain tax positions of a nil amount and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$97	$86	$115	$221
Less: Dividends and dividend equivalents to participating securities	—	1	1	1
Less: Undistributed earnings allocated to participating securities(1)	1	1	1	2
Earnings (loss) allocated to common shareholders (numerator)	$96	$84	$113	$218

Weighted average common shares and participating securities outstanding	57.2	57.5	57.4	57.4
Less: Participating securities(1)	0.9	0.8	0.9	0.7
Adjusted weighted average common shares (denominator)	56.3	56.7	56.5	56.7

Earnings (loss) per common share - basic:	$1.70	$1.48	$2.00	$3.85

Diluted EPS:
Earnings (loss) allocated to common shareholders	$96	$84	$113	$218
Plus: Earnings allocated to participating securities	1	1	2	2
Less: Adjusted earnings allocated to participating securities(2)	1	1	2	2
Earnings (loss) allocated to common shareholders (numerator)	$96	$84	$113	$218

Adjusted weighted average common shares outstanding	56.3	56.7	56.5	56.7
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.3	0.4	0.1
Adjusted weighted average common shares (denominator)	56.8	57.0	56.9	56.8

Earnings (loss) per common share - diluted:	$1.69	$1.48	$1.99	$3.84

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$97	$86	$115	$221
Less: Dividends declared on common stock	21	20	63	60
Less: Dividends declared on participating securities	—	1	1	1
Undistributed earnings (loss)	$76	$65	$51	$160

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$75	$64	$50	$158
Undistributed earnings allocated to participating shareholders	1	1	1	2
Undistributed earnings (loss)	$76	$65	$51	$160

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For the three and nine months ended June 30, 2022, 169,425 and 204,796 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2021, 177,673 and 956,695 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2022 or 2021.

At June 30, 2022 and September 30, 2021, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2022, the fair value of these derivatives was a net asset of less than $1 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other liabilities on the Consolidated Balance Sheets. At September 30, 2021, the fair value of these derivatives was a net asset of $3 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At June 30, 2022 and September 31, 2021, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million and $10 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

At June 30, 2022 and September 30, 2021, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.10 billion and $1.13 billion, respectively, as of June 30, 2022, and $1.06 billion and $1.13 billion, respectively, as of September 30, 2021. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

In June 2022, Cabot issued $400 million in unsecured notes with a coupon of 5% that mature on June 30, 2032.  Interest is payable semi-annually on June 30 and December 30, commencing on December 30, 2022.  The net proceeds of this offering were $394 million after deducting discounts and issuance costs, each of which were $3 million, which were paid at issuance and are being amortized over the life of the notes.

Also in June 2022, Cabot settled $350 million in unsecured notes with a coupon of 3.7% that were scheduled to mature on July 15, 2022.

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

The Company has two reportable segments consisting of Reinforcement Materials and Performance Chemicals. The Company’s former Purification Solutions business was a separate reporting segment prior to divestiture in the second quarter of fiscal 2022.

The Reinforcement Materials segment combines the reinforcing carbons and engineered elastomer composites product lines.

The Performance Chemicals segment combines the specialty carbons, fumed metal oxides, battery materials and aerogel product lines into the Performance Additives business, and combines the specialty compounds and inkjet colorants product lines into the Formulated Solutions business. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment. The net sales from each of these businesses for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Performance Additives	$270	$208	$763	$595
Formulated Solutions	102	95	271	269
Total Performance Chemicals	$372	$303	$1,034	$864

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2022
Revenues from external customers(2)	$707	$372	$—	$1,079	$70	$1,149
Income (loss) before income taxes(3)	$113	$63	$—	$176	$(24)	$152

Three Months Ended June 30, 2021
Revenues from external customers(2)	$479	$303	$69	$851	$66	$917
Income (loss) before income taxes(3)	$85	$54	$6	$145	$(22)	$123

Nine Months Ended June 30, 2022
Revenues from external customers(2)	$1,875	$1,034	$97	$3,006	$203	$3,209
Income (loss) before income taxes(3)	$299	$185	$—	$484	$(278)	$206

Nine Months Ended June 30, 2021
Revenues from external customers(2)	$1,288	$864	$191	$2,343	$162	$2,505
Income (loss) before income taxes(3)	$262	$166	$6	$434	$(94)	$340

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

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Shipping and handling fees	$44	$41	$124	$112
By-product sales	28	19	89	54
Other	(2)	6	(10)	(4)
Total	$70	$66	$203	$162

(3)

Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Interest expense	$(15)	$(12)	$(38)	$(37)
Certain items(a)
Gain on bargain purchase of a business (Note C)	—	—	24	—
Gain on sale of land	17	—	17	—
Loss on sale of business and asset impairment charge (Note D)	(2)	—	(206)	—
Legal and environmental matters and reserves	(1)	—	(9)	—
Divestiture related charges	—	—	(5)	—
Acquisition and integration-related charges	(1)	(2)	(4)	(4)
Global restructuring activities	(1)	(4)	(3)	(8)
Employee benefit plan settlement and other charges	—	(1)	—	(6)
Indirect tax settlement credits	—	12	—	12
Other	—	—	1	(1)
Total certain items, pre-tax	12	5	(185)	(7)
Unallocated corporate costs(b)	(15)	(14)	(45)	(43)
General unallocated income (expense)(c)	(3)	1	(3)	(4)
Less: Equity in earnings of affiliated companies, net of tax(d)	3	2	7	3
Total	$(24)	$(22)	$(278)	$(94)

(a)

Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.

(b)	Unallocated corporate costs are costs that are not controlled by the segments and primarily benefit corporate interests.
(c)

General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, Interest and dividend income, the profit or loss related to the corporate adjustment for unearned revenue, the impact of including the full operating results of a contractual joint venture in Purification Solutions Segment EBIT and unrealized holding gains (losses) for investments.

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

	Three Months Ended June 30, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$299	$113	$—	$412
Asia Pacific	256	146	—	402
Europe, Middle East and Africa	152	113	—	265
Segment revenues from external customers	707	372	—	1,079
Unallocated and other				70
Net sales and other operating revenues				$1,149

	Three Months Ended June 30, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$189	$85	$28	$302
Asia Pacific	197	118	9	324
Europe, Middle East and Africa	93	100	32	225
Segment revenues from external customers	479	303	69	851
Unallocated and other				66
Net sales and other operating revenues				$917

	Nine Months Ended June 30, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$757	$313	$43	$1,113
Asia Pacific	741	420	14	1,175
Europe, Middle East and Africa	377	301	40	718
Segment revenues from external customers	1,875	1,034	97	3,006
Unallocated and other				203
Net sales and other operating revenues				$3,209

	Nine Months Ended June 30, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$501	$232	$79	$812
Asia Pacific	537	358	27	922
Europe, Middle East and Africa	250	274	85	609
Segment revenues from external customers	1,288	864	191	2,343
Unallocated and other				162
Net sales and other operating revenues				$2,505

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies have not substantially changed from those described in the 2021 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the headings “Recently Adopted Accounting Standards” and “Recent Accounting Pronouncements” in Note B of our Notes to the Consolidated Financial Statements.

Results of Operations

The Company has two reportable segments: Reinforcement Materials and Performance Chemicals. The Company’s former Purification Solutions business was a separate reporting segment prior to divestiture in the second quarter of fiscal 2022. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The discussion of our results of operations for the periods presented reflects these structures.

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

Our discussion under the heading “(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion and reconciliation of our “effective tax rate” and our “operating tax rate” for the periods presented, as well as management’s projection of our operating tax rate range for the full fiscal year. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. The operating tax rate is calculated based upon management's forecast of the annual operating tax rate for the fiscal year applied to adjusted pre-tax earnings. The operating tax rate excludes income tax (expense) benefit on certain items, discrete tax items and, on a quarterly basis the timing of losses in certain jurisdictions. The income tax (expense) benefit on certain items is determined using the applicable rates in the taxing jurisdictions in which the certain items occurred and includes both current and deferred income tax (expense) benefit based on the nature of the certain items. Discrete tax items include, but are not limited to, changes in valuation allowance, uncertain tax positions, and other tax items, such as the tax impact of legislative changes and tax accruals on historic earnings due to changes in indefinite reinvestment assertions. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Third Quarter of Fiscal 2022 versus Third Quarter of Fiscal 2021—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Our definition of Total segment EBIT may not be comparable to the definition used by other companies and it should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Third quarter of Fiscal 2022 versus Third quarter of Fiscal 2021—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

•	Indirect tax settlement credits, which includes favorable settlements resulting in the recoveries of indirect taxes.
•	Gains (losses) on sale of a business.
•	Employee benefit plan settlements, which consist of either charges or benefits associated with the termination of a pension plan or the transfer of a pension plan to a multi-employer plan.
•	Gain associated with the bargain purchase of a business.
•	Gain realized on the sale of land.

Overview

During the third quarter of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the third quarter of fiscal 2021. The increase was driven by increased earnings across our Reinforcement Materials and Performance Chemicals segments.

Third quarter of Fiscal 2022 versus Third quarter of Fiscal 2021—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Net sales and other operating revenues	$1,149	$917	$3,209	$2,505
Gross profit	$235	$214	$665	$621

The $232 million increase in net sales and other operating revenues in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 was driven by favorable price and product mix (combined $299 million), higher volumes ($32 million) across our Reinforcement Materials and Performance Chemicals segments, and increased energy center by-product revenue ($9 million). These increases were partially offset by the divestiture of our Purification Solutions business ($69 million) and unfavorable impact from foreign currency translation ($35 million).

The $704 million increase in net sales and other operating revenues in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 was primarily driven by favorable price and product mix (combined $769 million) in Reinforcement Materials and Performance Chemicals, higher volumes ($41 million) driven by Reinforcement Materials, and increased energy center by-product revenue ($35 million). These increases were partially offset by the divestiture of our Purification Solutions business ($94 million) and the unfavorable impact from foreign currency translation ($54 million).

In both the third quarter and the first nine months of fiscal 2022, the favorable price and product mix was driven by favorable 2022 calendar year tire customer agreements and higher prices from higher feedstock and energy costs that are generally passed through to our customers in the Reinforcement Materials segment, and targeted growth initiatives and price increases to recover rising input costs, including raw material and energy, and other costs, including packaging and transportation, in our Performance Chemicals segment. The increased energy center by-product revenue was due to higher energy prices.

Gross profit increased by $21 million in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Gross profit increased by $44 million in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. The gross profit increase in both comparative periods was primarily due to higher unit margins, partially offset by higher fixed costs, in the Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Selling and administrative expenses	$51	$68	$196	$200

Selling and administrative expenses decreased by $17 million in the third quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to a benefit from the sale of land adjacent to our Billerica, Massachusetts facility in the third quarter of fiscal 2022. Selling and administrative expenses decreased by $4 million in the first nine months of fiscal 2022 compared to the same period of fiscal 2021, primarily due to a benefit from the sale of land adjacent to our Billerica, Massachusetts facility partially offset by a charge related to our legal reserve for respirator matters and divestiture-related charges.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Research and technical expenses	$14	$12	$41	$41

Research and technical expenses increased by $2 million in the third quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to support of our growth vectors. Research and technical expenses remained flat in the first nine months of fiscal 2022 compared to the same period of fiscal 2021.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Interest and dividend income	$—	$2	$7	$6
Interest expense	$(15)	$(12)	$(38)	$(37)
Other income (expense)	$(1)	$(1)	$(9)	$(9)

Interest and dividend income decreased by $2 million in the third quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to changes in investment holdings. For the nine months ended June 30, 2022, Interest and dividend income increased by $1 million compared to the nine months ended June 30, 2021, primarily due to the change in interest rates.

Interest expense increased by $3 million and $1 million in the third quarter of fiscal 2022 and for the nine months ended June 30, 2022, respectively, as compared to the same periods of fiscal 2021, primarily due to higher interest rates.

Other income (expense) remained flat in the third quarter of fiscal 2022 compared to the same periods of fiscal 2021. Included in the fiscal 2022 third quarter balance is $5 million of foreign currency translation losses, primarily from currency devaluation of our monetary assets held in Argentina, partially offset by mark to market benefits on our invested cash balances in Argentina. For the first nine months of fiscal 2022 Other income (expense) remained flat with an unfavorable comparison of foreign currency translation offsetting a charge in fiscal 2021 from the settlement of our U.S. pension plan.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30
	2022		2021
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(49)	32%	$(30)	24%
Less: Non-GAAP tax adjustments(1)	(15)		2
Operating tax rate	$(34)	24%	$(32)	27%

	Nine Months Ended June 30
	2022		2021
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(73)	35%	$(93)	27%
Less: Non-GAAP tax adjustments(1)	29		3
Operating tax rate	$(102)	26%	$(96)	28%

(1)

Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended June 30, 2022, the (Provision) benefit for income taxes was a provision of $49 million compared to $30 million for the same period in 2021, primarily due to higher earnings in the current period and the accrual of withholding taxes due to a change in indefinite reinvestment assertions on certain entities. For the nine months ended June 30, 2022, the (Provision) benefit for income taxes was a provision of $73 million compared to $93 million for the same period in 2021. Included in the (Provision) benefit for income taxes in the nine months ended June 30, 2022 is a net discrete tax benefit of $22 million primarily comprised of a benefit of $36 million related to the divestiture of the Purification Solutions business, and a tax expense of $8 million related to withholding tax accruals on historic earnings due to changes in indefinite reinvestment assertion on certain entities. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2022, the Operating tax rate is expected to be approximately 26%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Equity in earnings of affiliated companies, net of tax	$3	$2	$7	$3
Net income (loss) attributable to noncontrolling interests, net of tax	$9	$9	$25	$29

Equity in earnings of affiliated companies, net of tax, increased by $1 million and $4 million in the third quarter and for the first nine months of fiscal 2022, respectively, compared to the same periods of fiscal 2021 primarily due to higher profitability at our equity affiliates in India and Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, remained flat in the third quarter of fiscal 2022 compared to the same period of fiscal 2021. Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $4 million in the nine months ended June 30, 2022 as compared to the same period of fiscal 2021 primarily due to lower profitability at our China facilities, which were impacted by government required COVID-19-related lock-downs.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2022, we reported Net income (loss) attributable to Cabot Corporation of $97 million and $115 million, or $1.69 per diluted common share and $1.99 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $86 million and $221 million, or $1.48 per diluted common share and $3.84 per diluted common share, respectively, in the third quarter and first nine months of fiscal 2021. The higher net income in the third quarter of fiscal 2022 compared with the same period in fiscal 2021 is primarily due to improved Total segment EBIT. The lower net income in the nine months ended June 30, 2022, compared with the same period in fiscal 2022 is primarily due to the Purification Solutions loss on sale and asset impairment charge, partially offset by increased Total segment EBIT.

Third quarter of Fiscal 2022 versus Third quarter of Fiscal 2021—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and nine months ended June 30, 2022 and 2021 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note L of our Notes to the Consolidated Financial Statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$152	$123	$206	$340
Less: Certain items	12	5	(185)	(7)
Less: Other unallocated items	(36)	(27)	(93)	(87)
Total segment EBIT	$176	$145	$484	$434

In the third quarter of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $29 million and Total segment EBIT increased by $31 million.

In the first nine months of fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies decreased by $134 million primarily due to the Purification Solutions loss on sale and asset impairment charge of $206 million, partially offset by increased Total segment EBIT of $50 million and gain on the Tokai Carbon acquisition of $24 million.

Certain Items

Details of the certain items for the three and nine months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Gain on bargain purchase of a business (Note C)	$—	$—	$24	$—
Gain on sale of land	17	—	17	—
Loss on sale of business and asset impairment charge (Note D)	(2)	—	(206)	—
Legal and environmental matters and reserves	(1)	—	(9)	—
Divestiture related charges	—	—	(5)	—
Acquisition and integration-related charges	(1)	(2)	(4)	(4)
Global restructuring activities	(1)	(4)	(3)	(8)
Employee benefit plan settlement and other charges	—	(1)	—	(6)
Indirect tax settlement credits	—	12	—	12
Other	—	—	1	(1)
Total certain items, pre-tax	12	5	(185)	(7)
Non-GAAP tax adjustments	(15)	2	29	3
Total certain items, after tax	$(3)	$7	$(156)	$(4)

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Interest expense	$(15)	$(12)	$(38)	$(37)
Unallocated corporate costs	(15)	(14)	(45)	(43)
General unallocated income (expense)	(3)	1	(3)	(4)
Less: Equity in earnings of affiliated companies, net of tax	3	2	7	3
Total other unallocated items	$(36)	$(27)	$(93)	$(87)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of a contractual joint venture in Purification Solutions segment EBIT and unrealized holding gains (losses) for investments.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2022 and 2021 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Reinforcement Materials Sales	$707	$479	$1,875	$1,288
Reinforcement Materials EBIT	$113	$85	$299	$262

Sales in Reinforcement Materials increased by $228 million in the third quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to a favorable price and product mix (combined $227 million) and higher volumes ($22 million), partially offset by unfavorable impact from foreign currency translation ($20 million). The favorable price and product mix was primarily due to favorable 2022 calendar year tire customer agreements and higher feedstock and energy costs that are generally passed through to our customers. The higher volumes in fiscal 2022 were driven by stronger demand across all regions, particularly in Europe and the Americas.

In the first nine months of fiscal 2022, sales in Reinforcement Materials increased by $587 million compared to the first nine months of fiscal 2021. The increase was primarily due to a favorable price and product mix (combined $569 million) and higher volumes ($52 million), partially offset by unfavorable impact from foreign currency translation ($33 million). The favorable price and product mix was primarily due to favorable 2022 calendar year customer agreements and higher feedstock and energy costs that are generally passed through to our customers. The higher volumes in fiscal 2022 were driven by stronger demand across all regions.

EBIT in Reinforcement Materials in the third quarter of fiscal 2022 increased by $28 million compared to the same period of fiscal 2021. During the third quarter of fiscal 2022, the segment had higher unit margins ($37 million) and 5% higher volumes ($9 million) partially offset by higher fixed cost ($12 million) and unfavorable impact from foreign currency exchange ($5 million). The higher unit margins were primarily driven by favorable 2022 calendar year tire customer agreements. The higher volume was due to increased demand across all regions, particularly in Europe and the Americas. The higher fixed costs were primarily due to increased costs associated with utilities and maintenance.

EBIT in Reinforcement Materials increased by $37 million in the first nine months of fiscal 2022 compared to the same period of fiscal 2021. The increase was driven by higher unit margins ($61 million) and higher volumes ($24 million) partially offset by higher fixed cost ($39 million) and unfavorable impact from foreign currency exchange ($9 million). The higher unit margins were primarily driven by favorable 2022 calendar year customer agreements and benefit of higher energy prices on our energy center and yield benefits. The higher volume was due to increased demand in all regions. The higher fixed costs were primarily due to increased costs associated with utilities and maintenance.

As we look to the fourth quarter of the fiscal year, we expect demand to remain strong despite seasonally lower volumes in Europe. We also expect an increase in maintenance costs as a result of scheduled annual turnaround activities.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2022 and 2021 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Performance Additives Sales	$270	$208	$763	$595
Formulated Solutions Sales	102	95	271	269
Performance Chemicals Sales	$372	$303	$1,034	$864
Performance Chemicals EBIT	$63	$54	$185	$166

Sales in Performance Chemicals increased by $69 million in the third quarter of fiscal 2022 compared to the same period of fiscal 2021, primarily due to favorable price and product mix (combined $72 million) and higher volumes ($11 million), partially offset by unfavorable impact from foreign currency translation ($14 million). The favorable price and product mix was due to increased pricing to recover rising input costs across the segment. The higher volumes were due to continued momentum in sales to battery materials applications.

In the first nine months of fiscal 2022, sales in Performance Chemicals increased by $170 million compared to the same period of fiscal 2021, primarily due to favorable price and product mix (combined $200 million), partially offset by unfavorable impact from foreign currency translation ($21 million) and lower volumes ($11 million). The favorable price and product mix was due to increased pricing to recover rising input costs across the segment. The lower volumes were primarily due to plant downtime of a fence-line partner in our fumed metal oxides product line in the first quarter and a flood-related plant outage at our Belgium specialty compounds site, partially offset by continued momentum in our growth vectors in battery materials and inkjet applications.

EBIT in Performance Chemicals increased by $9 million in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 primarily due to higher unit margins ($17 million) and volumes ($5 million), partially offset by higher fixed cost ($10 million) and unfavorable impact from foreign currency exchange ($3 million). Higher unit margins were driven by strong pricing in our specialty carbons, fumed metal oxides and specialty compounds product lines. The higher volumes were due to continued momentum in sales to battery materials applications. Fixed costs increased as a result of the start-up of our new site in Xuzhou, China, higher utilities cost and general inflationary cost increases.

EBIT in Performance Chemicals increased by $19 million in the first nine months of fiscal 2022 compared to the same period of fiscal 2021 primarily due to higher unit margins ($46 million), partially offset by lower volumes ($4 million), higher fixed cost ($19 million) and unfavorable impact from foreign currency exchange ($5 million). Higher unit margins were driven by strong pricing and favorable product mix in our specialty carbons and fumed metal oxides product lines. The lower volumes were primarily due to plant downtime of a fence-line partner in our fumed metal oxides product line in the first quarter and a flood-related plant outage at our Belgium specialty compounds site, partially offset by continued momentum in battery materials applications. Fixed costs increased in support of our growth vectors and higher utilities cost and general inflationary cost increases.

As we look ahead to the fourth quarter of the fiscal year, we expect that unit margins will remain strong and sequential volume growth in battery materials and inkjet applications. However, we anticipate higher fixed costs due to timing of maintenance activities, and related reduction of inventory levels. We continue to expect high utility cost.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2022 and 2021 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Purification Solutions Sales	$—	$69	$97	$191
Purification Solutions EBIT	$—	$6	$—	$6

We divested the Purification Solutions business in March 2022. Refer to Note D of our Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $176 million during the first nine months of fiscal 2022, which was due to a higher outstanding commercial paper balance at the end of the period. The higher commercial paper balance was used to fund an increase in net working capital resulting from the impact of rising raw material costs on our inventory balance and higher prices on our accounts receivables balance. As of June 30, 2022, we had cash and cash equivalents of $208 million and borrowing availability under our revolving credit agreements of $930 million.

As of June 30, 2022, we had access to borrowings under the following two credit agreements:

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

As of June 30, 2022, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lessor of (i) unrestricted cash and cash equivalents and (ii) $150 million.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. We generally use a combination of U.S. earnings, repatriation of certain foreign earnings, commercial paper issuances and borrowings under our U.S. Credit Agreement to meet our U.S. cash needs. With the exception of Argentina, which has currency controls that prevent the distribution of cash, we are generally able to move cash throughout the Company through our cash pooling structures, intercompany accounts and/or distributions, as needed. Although we repatriate certain foreign earnings, cash held by foreign subsidiaries is generally considered permanently reinvested and is used to finance the subsidiaries’ operational activities and future investments. We usually reduce our commercial paper balance and, if applicable, borrowings under our Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate cash, including cash from China, while paying any withholding or other taxes. Changes in tax laws in the U.S. or foreign countries could restrict our ability to transfer funds or impose material costs on such transfers.

As of June 30, 2022, we had $264 million of commercial paper outstanding and our borrowings under the Euro Credit Agreement totaled $122 million.

In June 2022, we issued $400 million of notes with a coupon of 5% that mature on June 30, 2032.  These notes are unsecured and interest is payable semi-annually on June 30 and December 30, commencing on December 30, 2022. The net proceeds of this offering were $394 million after deducting discounts and issuance costs. We used a portion of these proceeds to repay $350 million of our notes with a coupon of 3.7% that were scheduled to mature on July 15, 2022.

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

Cash Flows from Operating Activities

Cash used by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $5 million in the first nine months of fiscal 2022 compared to $157 million of cash provided by operating activities during the same period of fiscal 2021.

Cash used by operating activities in the first nine months of fiscal 2022 was driven by an increase in net working capital of $390 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

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

Cash Flows from Investing Activities

Investing activities consumed $31 million of cash in the first nine months of fiscal 2022 compared to $110 million of cash consumed in the first nine months of fiscal 2021. In both periods, investing activities included capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures primarily in the Performance Chemicals segment. Capital expenditures totaled $121 million and $115 million in the first nine months of fiscal 2022 and 2021, respectively. In addition, the first nine months of fiscal 2022 includes $79 million of net cash proceeds from the sale of our Purification Solutions business in March 2022, $18 million of proceeds from the sale of land adjacent to our Billerica, Massachusetts facility, and $9 million of cash paid for the acquisition of Tokai Carbon, net of cash assumed of $5 million.

Capital expenditures for fiscal 2022 are expected to be in the range of $200 million to $225 million. Our planned capital spending program for fiscal 2022 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in the Performance Chemicals segment.

Cash Flows from Financing Activities

Financing activities provided $129 million of cash in the first nine months of fiscal 2022 compared to $48 million of cash used during the same period of fiscal 2021. In the first nine months of fiscal 2022, financing activities primarily consisted of the issuance of commercial paper of $193 million, proceeds from short-term borrowings of $26 million, and the June 2022 issuance of $400 million in notes with a coupon of 5% that mature on June 30, 2032, with net proceeds of $394 million after deducting discounts and issuance costs.  These proceeds were partially offset by dividend payments to stockholders of $63 million, share repurchases of $48 million, dividend payments to noncontrolling interests of $22 million, and repayments of long-term debt of $357 million. The repayments of long-term debt includes the June 2022 repayment of our $350 million in notes with a coupon of 3.7% that were to mature in July of 2022.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment growth, volume growth and the assumptions underlying our growth expectations; demand for our products; when we expect to receive the balance of the cash purchase price for our sale of our Purification Solutions business; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending; regulatory developments; expected insurance proceeds related to flooding at our Pepinster, Belgium facility; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; exposure to interest rate and foreign exchange risk; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Information about market risks for the period ended June 30, 2022 does not differ materially from that discussed under Item 7A of our 2021 10-K.

Item 4.	Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal controls over financial reporting at Tokai Carbon (Tianjin) Co., which was acquired on February 28, 2022, for the period ended June 30, 2022.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2022 - April 30, 2022	—	$—	—	4,518,056
May 1, 2022 - May 31, 2022	196,522	$68.09	196,522	4,321,534
June 1, 2022 - June 30, 2022	200	$71.92	200	4,321,334
Total	196,722		196,722
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

(2)

Total number of shares purchased does not include 2,176 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 4.1

Indenture, dated June 22, 2022, between Cabot Corporation and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K, file reference 1-5667, filed with the SEC on June 22, 2022).

Exhibit 4.2

First Supplemental Indenture, dated June 22, 2022, between Cabot Corporation and U.S. Bank Trust Company, National Association, including the form of Global Note attached as Annex A thereto (incorporated herein by reference to Exhibit 4.2 of Cabot Corporation’s Current Report on Form 8-K, file reference 1-5667, filed with the SEC on June 22, 2022).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 8, 2022	By:	/s/ Erica McLaughlin
Erica McLaughlin
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 8, 2022	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)