Form 10-K
period 2022-09-30
CABOT CORP
filed 2022-11-23
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

Yes  ☐No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2022), the aggregate market value of the Registrant’s common stock held by non-affiliates was $3,840,397,570. As of November 14, 2022, there were 56,328,840 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment and product line growth and the assumptions underlying our growth expectations; demand for our products; research and development activities; the recommencing of work on our Cilegon, Indonesia plant expansion for reinforcing carbons; when we expect to complete our new specialty compounds unit at our plant in Cilegon, Indonesia; when we expect the conversion for battery applications at our site in Tianjin to be completed and the operations at this facility and other facilities in China; when we expect expansion of our inkjet production capacity in Haverhill, Massachusetts to be completed; the extension of the compliance date for the installation of technology controls at our Ville Platte, Louisiana facility; our 2025 Sustainability Goals; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related and technology controls capital expenditures; the settlement of receivables related to our divestiture of our Purification Solutions business; regulatory developments; our ability to manage workplace exposures to carbon nanotubes; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities and the timing of such outlays; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; our ability to recover deferred tax assets; our operating tax rate; and the possible outcome of legal and environmental proceedings, and value-added tax matters. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are reinforcing and specialty carbons, specialty compounds, conductive carbons, carbon nanotubes, fumed metal oxides, inkjet colorants, and aerogel. Cabot and its affiliates have manufacturing facilities and operations in the United States (“U.S.”) and over 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

In 2016, we adopted our “Advancing the Core” strategy to extend our leadership in performance materials by investing for growth in our core businesses, driving application innovation with our customers, and generating strong cash flows through efficiency and optimization. Following the successful execution of our “Advancing the Core” strategy, we introduced our “Creating for Tomorrow” growth strategy in early fiscal 2022. This new strategy is focused on investing for advantaged growth, developing innovative products and processes that enable a better future, and driving continuous improvement in all we do. Our products are generally based on technical expertise and innovation in one or more of our four core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; designing particles to impart specific properties to a formulation; and combining particles with other ingredients to deliver a formulated performance intermediate or composite. We focus on creating particles, and formulations of those particles, with the composition, morphology, and surface functionalities to deliver the requisite performance to support our customers’ existing and emerging applications.

Our business is currently organized into two reportable segments: Reinforcement Materials and Performance Chemicals. In the second quarter of fiscal 2022, we completed the sale of our Purification Solutions business, which, prior to the sale, had been a separate reportable segment of the Company. Our business segments are discussed in more detail later in this section.

Both of our segments operate globally, and a significant portion of our revenues and operating profits is derived from operations outside the U.S. In particular, China continues to be an important producer of tires and products for automotive applications and since we made our initial investment in China in 1988, we have increased our operations in China to support increased demand for our products in China. In addition, a significant portion of battery manufacturers are located in China, and we anticipate a material portion of the future growth of our Battery Materials growth vector to be derived from our business and operations in China. We employ local management teams for our operations in China, and our business model in China is predominantly to make and sell product in-country to established local and multi-national customers with operations in China. In fiscal 2022, sales in China across our segments constituted approximately 25% of our revenues, and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2022 as disclosed in Note T to our Consolidated Financial Statements. There are legal and operational risks associated with having substantial operations in China, which are more fully described under the heading “Risk Factors”, including the risks described under the headings: “We are exposed to political or country risk inherent in doing business in some countries, including China”; “Information technology systems failures, data security breaches, cybersecurity attacks or network disruptions could compromise our information, disrupt our operations and expose us to liability, which may adversely impact our operations”; “The continued protection of patents, trade secrets and other proprietary intellectual property rights is important to our success”; “Negative or uncertain worldwide or regional economic conditions or trade relations, as well as regional conflicts, may adversely impact our business” and “Our tax rate and other tax obligations are dependent upon a number of factors, a change in any of which could impact our future tax rates and financial results”. Given the size of our current operations in China and the future growth we anticipate from those operations, if our ability to operate in China were to be constrained by legal, regulatory and operational risks, it could have a material negative impact on our overall operations and the value of our securities.

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

Reinforcement Materials

Products

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied size, structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Reinforcing carbons (a class of carbon blacks manufactured by Cabot) are used to enhance the physical properties of the systems and applications in which they are incorporated.

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

In addition to our reinforcing carbons, we manufacture engineered elastomer composites (“E2C™”) solutions that are composites of reinforcing carbons and rubber made using our patented elastomer composites manufacturing process. These composites improve abrasion/wear resistance, reduce fatigue of rubber parts and reduce rolling resistance compared to reinforcing carbons/rubber compounds made entirely by conventional rubber mix methods enabling rubber product manufacturers to reduce the need to make performance trade-offs. The use of E2C™ solutions enables our customers to produce better performing tires, including giant off-the-road tires, truck tires and retreaded tires, as well as other rubber products used in aggressive applications. Additionally, because E2C™ solutions can be integrated into current product methods without additional significant capital investment, and require fewer mixing stages, lower mixing temperatures and shorter mixing cycles than conventional products, operating and production costs may be reduced.

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

Sales of reinforcing carbons and E2C™ solutions are made primarily by Cabot employees and secondarily through distributors and sales representatives. We typically “make and sell” in region, which, among other advantages, provides our customers a regional supply chain and typically reduces transportation costs. Sales to five major tire customers represent a material portion of Reinforcement Materials’ total net sales and operating revenues. The loss of any of these customers, or a significant reduction in volumes sold to them, could have a material adverse effect on the segment.

Under appropriate circumstances, we have entered into supply arrangements with certain customers, the typical duration of which is one year. These arrangements typically provide for sales price adjustments to account for changes in relevant feedstock indices including natural gas and, in many cases, changes in other relevant costs (such as the cost of CO2 credits in Europe). In fiscal 2022, approximately two-thirds of our reinforcing carbons volume was sold under these supply arrangements. The majority of the volumes sold under these arrangements are sold to customers in the Americas and Europe.

We licensed our patented elastomer composites manufacturing process to Manufacture Francaise des Pneumatiques Michelin for their exclusive use in tire applications through fiscal 2017, and for a period of limited exclusivity in tire applications through fiscal 2019. As consideration, we receive quarterly royalty payments extending through calendar year 2022.

Much of the reinforcing carbons we sell is used in tires and automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically has been less cyclical as demand for replacement tires is correlated to miles driven.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the sale of reinforcing carbons with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region of manufacture. Competition for our Reinforcement Materials products is based on product performance, quality, reliability, price, service, technical innovation, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

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

The following table shows our ownership interest as of September 30, 2022 in operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia Port Dickson,Malaysia	98% (consolidated subsidiary) 98% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

During fiscal 2019, we began engineering work on an expansion of our Cilegon, Indonesia plant, which would have added approximately 90,000 metric tons of capacity for reinforcing carbons to our network. In fiscal 2020, after a review of our capital allocation priorities, we temporarily suspended further work on this expansion and currently expect to recommence work on this project at a later time.

One of the main environmental challenges of a carbon black plant is the management of exhaust gas from production processes. This exhaust gas contains a number of regulated pollutants, including carbon monoxide and sulfur compounds. Our most common method for controlling these gases is through combustion, which produces useable energy as a by-product. Currently, nine reinforcing carbons manufacturing sites and four reinforcing carbons/specialty carbons manufacturing sites have energy centers, which allow us to utilize these gases through some form of energy co-generation, such as the sale or reuse of steam, gas or electricity. Depending on our capacity utilization, our energy centers generally reduce our manufacturing operating costs. In addition, we generate revenues from our energy center sales.

Performance Chemicals

Our Performance Chemicals reporting segment is organized into two businesses: our Performance Additives business and our Formulated Solutions business. Our Performance Additives business combines our specialty carbons, battery materials, fumed metal oxides and aerogel product lines, and our Formulated Solutions business combines our specialty compounds and inkjet product lines.

In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, inkjet printing, electronics, and consumer products sectors and in applications related to the generation, transmission and storage of energy. Our focus areas for growth include conductive carbon additives and other materials for battery applications, and inkjet dispersions for post print corrugated packaging applications. The investments we have made for growth in this segment, including in respect of these specific areas of focus, are described below under the heading “Operations”.

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

Our battery materials products include our conductive carbon additives and fumed alumina, which are used principally in advanced lead acid and lithium-ion batteries used in electric vehicles. Our conductive carbon additives consist of conductive carbons, carbon nanotubes and carbon nano-structures, and blends of these materials, each of which offers different levels of conductivity and formulation flexibility for battery manufacturers to address performance (energy density, fast charging), cost and safety. In lithium-ion batteries, our conductive carbon additives are used in both cathode and anode applications to increase energy density by providing a conductive network between active materials. Fumed alumina is used to reduce cathode material and electrolyte decomposition and improve capacity retention leading to longer cycle life.

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive, construction, microelectronics, batteries, and consumer products industries. These products include adhesives, sealants, cosmetics, batteries, inks, toners, silicone elastomers, coatings, polishing slurries and pharmaceuticals. In addition to its battery applications, fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the building and construction industry, the product is used in insulative sprayable plasters and composite building products, as well as translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications including thermal management for lithium-ion batteries.

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

Drivers of Demand and Sales and Customers

Our specialty carbons products have a wide variety of end-uses and demand is largely driven by the growth and development of the construction and infrastructure, automotive, electronics and consumer products industries. Demand for our conductive carbon additives for use in batteries is largely driven by the trend in electrification of vehicles. Demand for fumed silica is mainly influenced by trends in key markets for silicones, adhesives and coatings applications, notably, structural adhesives for automobile light-weighting, epoxy bonding paste for wind turbines, high-performance coatings and hybrid sealants for construction and silicones for medical devices and the proliferation of electronics. Demand for specialty compounds is mainly influenced by growth and development of the automotive, infrastructure, consumer goods and electronic devices, packaging and agriculture industries.

Demand for our inkjet colorants is mainly influenced by developments in print media, pages printed in office and work-from-home environments, as well as press sales and utilization levels as digital aqueous pigment-based inks penetrate commercial and packaging applications historically served by analog printing methods.

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our specialty carbons and specialty compounds product lines, sales are generally to a broad number of customers. In our fumed metal oxides product line, sales under contracts with six customers account for approximately one-third of the revenue. In our battery materials product line, we have made commercial sales to six of eight leading global battery producers, with new product programs under discussion at all eight.

Competition

We are a leading producer of the products we sell in this segment. We compete in the sale of carbon black with three companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region of manufacture. For battery applications, we compete primarily with three companies that manufacture conductive carbons, a small number of China-based companies that manufacture carbon nanotubes, and one manufacturer of fumed alumina that operates globally. For fumed silica, we compete with two companies with a global presence and several other companies that have a regional presence. For aerogel, we compete principally with one other company that produces aerogel products. We also compete with non-aerogel insulation products manufactured by regional companies throughout the world. For specialty compounds, we compete with many regional companies and a small number of global companies. Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

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

The principal raw material used in the manufacture of conductive carbons is composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world.  Natural gas is also used in the production of our conductive carbons. As product purity is one of the most critical requirements for conductive carbons, we obtain our raw materials from selected key suppliers. The primary raw materials for our carbon nanotubes are catalysts that we synthesize and propylene.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty carbons primarily in China, the Netherlands and the U.S. We produce our conductive carbon additives in China, and at our specialty carbon plants in the U.S. and in the Netherlands. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in China, Germany, the United Kingdom (“U.K.”), and the U.S. and a manufacturing plant that produces aerogel in Frankfurt, Germany. An equity affiliate operates a fumed metal oxides plant in India. Our specialty compounds are predominately produced in facilities that we own, or have a controlling interest in, located in Belgium, Canada, China and the United Arab Emirates. Our inkjet colorants and inks are manufactured at our facility in the U.S.

The following table shows our ownership interest as of September 30, 2022 in operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China	90% (consolidated subsidiary)
Jiangxi Province, China Wuhai, China	90% (consolidated subsidiary) 80% (consolidated subsidiary)
Mettur Dam, India	50% (equity affiliate)

Currently, four of our reinforcing carbons/specialty carbons manufacturing sites have energy centers.

We are investing for growth with a number of capacity expansion projects and other transactions, particularly to increase manufacturing capacity for our specialty carbons and battery materials products, as described below.

To strengthen our formulations capabilities for batteries, in April 2020, we acquired carbon nanotube producer Shenzhen Sanshun Nano New Materials Co., Ltd. Along with additional technology capabilities, this acquisition added a manufacturing facility in Zhuhai, China to our manufacturing network, and in July 2022 we completed the first phase of a debottleneck project to expand our carbon nanotube dispersion capacity at this facility. In March 2022, we completed our purchase from Tokai Carbon Group of its carbon black manufacturing facility in Tianjin, China, and subsequently began technical upgrades to convert certain manufacturing units to allow us to produce conductive carbon additives. We expect the conversion of the first unit at the site, which is specifically targeted to support the growth of our battery materials product line, to be completed in fiscal 2024. We are also manufacturing reinforcing carbons at this facility. Further, during fiscal 2022, we completed certain planned technical upgrades at our plant in Xuzhou, China to produce specialty carbons and the plant became operational during the third quarter. We expect this facility will allow us to improve our specialty carbons production network to meet customer demand across a wide range of applications while freeing up additional capacity for conductive carbons in our global network to support growth in our battery materials product line.

To meet the growing demand in the inkjet market for digital printing applications, in April 2022 we began construction of a new production line at our manufacturing plant in Haverhill, Massachusetts, U.S., to increase our global capacity for aqueous pigment dispersions. We expect this new production line to be operational in fiscal 2023.

In our specialty compounds business, to meet anticipated demand we are in the process of expanding our manufacturing capacity with a new specialty compounds unit at our reinforcing carbons plant in Cilegon, Indonesia, which we expect to be completed in fiscal 2023.

Purification Solutions

We completed the sale of our activated carbon business in March 2022.

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

Research and Development

Our products are highly versatile and meet specific performance requirements across many industries, creating opportunities for innovation. In each of fiscal 2022 and fiscal 2021, we spent approximately $55 million on technology development. Our R&D activities included those focused in the areas of conductive carbon additives, inkjet dispersions and engineered elastomer composites. We are also focused on process innovation across our product lines. We are investing in furthering our sustainability efforts across various areas in order to reduce waste, reduce emissions and utilize more sustainable material in our production processes.

Seasonality

Our businesses are generally not seasonal in nature, although we may experience some regional seasonal declines during holiday periods.

Human Capital Resources

Our success is realized through the engagement and commitment of our people. We believe that our globally distributed workforce positions us well to serve our broad customer base in the regions and geographies in which they operate. As of September 30, 2022, we had approximately 4,200 employees across our global network of office and manufacturing locations, with 40% of our employees located in the Americas (61% of whom are in the United States), 34% in Asia Pacific (77% of whom are in China), and 26% in Europe, Middle East and Africa (“EMEA”). Of this global employee population, 43% are employed in manufacturing roles.

Our Management Executive Committee (“Executive Committee”) is comprised of our CEO and his nine direct reports who, collectively, have management responsibility for our businesses and regional operations, our financial, legal, safety, health, environment, and sustainability, human resources, research and development, global business services, and digital functions.

Our primary human capital objectives are to attract, retain and develop the highest quality talent and ensure they feel safe, supported and empowered to do their best work. Accordingly, our management team places significant focus and attention on matters concerning Cabot’s workforce – particularly in the areas of diversity, talent retention and development, total rewards, and employee health and safety. These areas of focus are also represented in our 2025 Sustainability Goals, which include:

•fostering an environment where employees report high levels of inclusion and support for their professional development;

•increasing diverse representation in leadership and professional roles; and

•reducing injuries and frequency of significant process safety events by 50%.

Diversity, Equity and Inclusion (DE&I)

In support of our commitment to foster a diverse and inclusive environment, in fiscal 2022 we introduced a new DE&I strategy focused on increasing diverse representation, education and awareness of DE&I practices, and ensuring equitable policies and practices. In support of this strategy, we:

•

Further developed our diversity recruiting capabilities to better attract, source and hire diverse talent through training all recruiters on diversity recruiting best practices, introducing new channels to source diverse talent, and improving our data collection and reporting capabilities to better track our progress.

•	Emphasized the need for local teams to engage in DE&I efforts based on what is most relevant for them with support from our employee resource groups (ERGs) and local DE&I councils.
•	Conducted a global employee DE&I pulse survey to measure progress on our goals and help us determine where improvement is needed.
•

Established DE&I objectives and metrics that will inform funding levels for our short-term incentive compensation awards in fiscal 2023. These objectives are: demonstrating improvement in percent of job searches in which diverse candidates are interviewed, ensuring strong pay equity is maintained with action plans in place to address any pay inequity identified through our global compensation review process, and requiring all people managers attend inclusive leadership training.

Demographic information with respect to gender representation among all Cabot employees and with respect to racial and ethnic representation among Cabot employees located in the United States, as of September 30, 2022, is set forth in the tables below:

Gender Diversity

	Male	% of total	Female	% of total	Total Employees
Executive Committee	7	70%	3	30%	10
Management*	567	73%	205	27%	772
Professional Contributor	793	71%	327	29%	1,120
Hourly & Associate Staff	1,850	81%	438	19%	2,288
Total Population	3,217	77%	973	23%	4,190

Racial and Ethnic Diversity

	Non-Minority	% of total	People of Color**	% of total	Total Employees
Executive Committee	8	100%	-	0%	8
Management*	234	79%	61	21%	295
Professional Contributor	190	83%	40	17%	230
Hourly & Associate Staff	353	71%	145	29%	498
Total Population	785	76%	246	24%	1,031

* Management includes both people managers, excluding members of the Executive Committee, and senior-level individual contributor roles.

** People of Color consists of U.S. based employees who identify as a race or ethnicity other than white.

Talent Retention and Development

We have numerous initiatives and programs to attract, develop and retain our talent tailored to specific employee populations and geographies, including leadership and executive development programs, technical training, and other skill-based training. In fiscal 2022, we introduced a new Leadership Acceleration program to further enhance the skills and effectiveness of our mid-level leaders. We also introduced an online learning platform to support our leadership development programs, DE&I knowledge and skill building, and self-directed learning aligned with our career development portal for employees.

We have well-established performance management and talent development processes in which managers provide regular feedback and coaching to develop employees. Throughout the year, managers and employees engage in annual objective setting, quarterly reviews of goal progress, performance feedback, career development discussions, and a year-end performance evaluation. In addition, we regularly review talent development and succession plans for each of our functions and business segments to identify and develop a pipeline of talent.

Some of our employees in the U.S. and abroad are covered by collective bargaining or similar agreements. We have generally positive and productive employee relations with our employees, unions and works councils globally.

Cabot’s global voluntary turnover rate for fiscal 2022 was approximately 9.0%, which represents a slight increase in the company’s attrition rate relative to fiscal 2021, which was 8.5%.

Total Rewards

We strive to provide a total rewards program that enables us to attract, retain and motivate the best talent to support our businesses. Our compensation programs embrace a pay for performance philosophy and are designed to be competitive within the markets in which we compete for talent. Our pay practices reward individual and Company performance and are equitably differentiated based on role, experience, contributions, and performance. We regularly assess these practices to ensure we are aligning roles with compensation levels based on job responsibilities, market competitiveness, geographic location, strategic importance of roles and other relevant factors.

Cabot is committed to ensuring that employees are paid fairly, without discrimination while taking into account job-related factors such as responsibilities, location, work experience, education, performance, and contributions. We conduct reviews annually to monitor our pay practices and develop pay actions where appropriate. Our most recent analysis (which did not include employees under certain collective bargaining or similar agreements) indicated that we have strong pay parity between females and males globally as well as with People of Color in the United States across all pay components (annual base salary, short-term incentives, and long-term incentives) for those in the same job and location.

We also aim to provide competitive benefits programs in all the locations where we operate, including meeting or exceeding local regulations and focusing on health and welfare, employee well-being, and retirement savings. We recognize employee needs are changing as they continue to adjust to new work environments, deal with stress and balance home and work life while managing their own health and safety, along with that of their loved ones. We believe that advancing employee health and well-being is important to Cabot’s success, and as a result, in fiscal 2022 we:

•	Introduced flexible well-being spending accounts for our U.S. and Canadian employees
•	Conducted leadership focus groups to better understand well-being opportunities and concerns
•	Offered training on Mindful Leadership and Emotional Well-Being for all people leaders
•	Conducted a global pulse survey to gain an awareness of our employee’s health and well-being priorities and to understand the effectiveness of our programs
•	Launched a global well-being intranet site offering resources for employees and managers
•	Enhanced our flexible work policies

Employee Health & Safety

We believe that one of our primary responsibilities as an employer is to provide a safe work environment and promote wellness across the workforce. Our goal is for all employees, contractors, and visitors to return home in the same condition as when they arrived at work that day. As part of our “Drive to Zero” initiative, we have set a long-term goal of achieving zero injuries at our facilities worldwide. We intend to achieve this ambitious objective by following a number of measures, including training employees in hazard recognition, ensuring procedures are established to mitigate risks and equipping supervisory personnel with the tools and skills required to execute our work safely. As part of this effort, members of our leadership team participate in root cause determinations and the results are shared throughout our network of operating facilities. Recognizing that it may take many years to achieve our Drive to Zero goal, we have established a continuous improvement goal for personal safety to achieve a 50% reduction in our recordable and severe injury rate from our baseline measurement in 2019 by 2025. For fiscal 2022, our Total Recordable Incident Rate (TRIR) based upon the number of injuries per 200,000 work hours for both employees and contractors was 0.29 and our Lost Time Incident Rate (LTIR) was 0.17. For comparison, the US Bureau of Labor Statistics reports for chemical manufacturing an average TRIR of 2.0 and LTIR of 0.8 in calendar year 2021.

We continue to be recognized as an American Chemistry Counsel Responsible Care® company and as part of our commitment to Responsible Care, we remain focused on continuously improving the health and safety of our processes and products. In accordance with this certification, we report our safety performance metrics annually and undergo external audits regularly to evaluate our program, identify gaps, and undertake corrective actions as needed.

In response to the COVID-19 pandemic we put in place additional health and safety protocols at our sites. We continue to monitor and revise these protocols as appropriate to address the evolving nature of the pandemic.

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

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). The SH&E Requirements to which our operations are subject include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable resources to construct, maintain, operate, and improve our facilities throughout the world for safety, health and environmental protection and to comply with SH&E Requirements. We spent $80 million in environmental-related capital expenditures in fiscal 2022. We anticipate spending approximately $92 million for such matters in fiscal 2023, a significant portion of which will continue to be for the installation of air pollution control equipment at our plant in Ville Platte, Louisiana. These costs include costs associated with our compliance with the Consent Decree we entered into in November 2013 with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to the EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot has installed technology controls for sulfur dioxide and/or nitrogen oxide at its carbon black plants in Pampa, Texas and Franklin, Louisiana, and is in the process of installing such technology controls at its plant in Ville Platte. We are currently in discussions with the EPA and LDEQ to extend our compliance date at the Ville Platte facility to mid 2024 based upon force majeure events primarily related to the COVID-19 pandemic. We expect that the total capital costs to install these technology controls will be in the range of $225 million to $250 million and will be incurred through fiscal 2024. As of September 30, 2022, we have incurred approximately $145 million to install these controls in the U.S. Operating these controls increases our plant operating costs. All carbon black manufacturers in the U.S. have settled with the EPA and are installing similar controls. In addition, under the Province of Ontario Ministry of Environment, Conservation and Parks’ ("MECP”) Regulation 419, a new requirement for sulfur dioxide emissions goes into effect in July 2023 for our reinforcing carbons plant in Sarnia, Ontario. We are working with the MECP on a new technical standard for sulfur dioxide air emissions controls at our plant as an alternative to this requirement. Regulatory approval of the new standard is required and, if we do not receive approval prior to July 2023, we anticipate entering into an interim compliance order until such standard is in place. We anticipate we will need to incur capital costs for these new controls although the timing for such spend is uncertain.

As described above, environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulfur dioxide and particulate matter emissions. In addition, growing concerns about climate change and an increased focus on carbon neutrality have led to global efforts to reduce greenhouse gas emissions, which will impact the carbon black industry and our business as carbon dioxide is emitted from those manufacturing processes. Currently, in Europe, our four carbon black facilities are subject to the EU Emission Trading Scheme (“EU ETS”). The fourth phase of the EU ETS began in January 2021 with updated product benchmarks for our carbon black facilities. In addition, our carbon black facility in The Netherlands is subject to The Netherlands CO2 tax, which is a top-off tax to the EU ETS scheme, and in 2021 was assessed a CO2 tax. We do not expect to be assessed a supplemental Netherlands CO2 tax in 2022-2025 as EUA pricing is expected to remain higher than the Netherlands CO2 tax threshold in the next few years. In China, a national emissions trading program is currently in place for the power sector and has not yet been expanded beyond that sector. We continue to monitor that program’s further implementation and expect it to apply to the carbon black industry in 2023 or 2024, with the existing pilot programs expected to continue to operate until the national program becomes effective. In Canada, our carbon black manufacturing facility has been subject to the Canadian federal carbon tax program. The new Ontario Emissions Performance Standard trading system will replace the Canadian federal Output-Based Pricing System for our carbon black facility in Ontario, and specific transition requirements became effective on January 1, 2022. In Mexico, our carbon black facility is participating in the pilot national ETS program, which is expected to be effective in 2023. A carbon tax was adopted in the Tamaulipas state, where our operations in Mexico are located, that became effective on January 1, 2021. We are appealing the applicability of this tax on our operations. In other regions where we operate, some of our facilities are required to report their greenhouse gas emissions but are not currently subject to programs requiring trading or emission controls but may be subject to limited carbon tax programs affecting fuels we purchase. We generally expect to pay any incurred taxes or purchase emission credits as needed to respond to any allocation shortfalls and pass these costs on to our customers. In addition, further air emission regulations may be adopted in the future in regions and countries where we operate, which could have an impact on our operations. Increasing regulatory programs associated with emissions and concerns regarding climate change are expected to increase our capital and operational costs in the future.

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” in Item 3 below, and Note S in Item 8 below, under the heading “Contingencies”.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our environmental reserve for costs associated with such remediation. As of September 30, 2022, our environmental reserve was approximately $4 million. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

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

Our products are subject to the chemical control laws and regulatory requirements of the countries in which they are manufactured or imported and distributed commercially. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act (“TSCA”) in the U.S. and the Registration, Evaluation and Authorization of Chemicals (“REACh”) in the European Union. Manufacturers or importers of these chemical substances are required to submit specified health, safety, environment, risk and use information about these substances. Under the “Evaluation” portion of the REACh framework, the European Chemicals Agency (ECHA) and European Union Member States assess the information submitted by companies within registration dossiers and testing proposals to determine whether the associated substances are safe for use. The silica substance evaluation was concluded in 2022, and from this, a proposal for additional regulatory requirements related to silica is expected to be issued.  Carbon black is scheduled for a substance review in 2024. Analogous regimes exist in other parts of the world, including the UK, Turkey, Eurasia, China, South Korea, and Taiwan. Many of these chemical control regulations are in the process of a multi-year implementation period for product/substance registrations or notifications.

Additional requirements for nanomaterials apply to many of our existing products including carbon black, fumed silica, inkjet pigments, fumed alumina, and advanced carbons such as carbon nanostructures and carbon nanotubes. Country-specific nanomaterial reporting programs have been implemented in some countries and are being developed by others. In the European Union, application-specific safety evaluations are ongoing for nanomaterials.  Silica is currently being re-evaluated for use as a food additive and cosmetic ingredient. Additionally, in 2022, a subset of multi-walled carbon nanotubes that includes a carbon nanotube grade we currently manufacture, were classified as carcinogen category 1B and specific target organ toxicant (lung) after repeated exposure category 1 under European Union regulations.  Our carbon nanotubes are bound in a matrix or contained within conductive materials in batteries, molded parts, plastics, coatings, adhesives, and sealants, and we do not believe they present a health risk to consumers under normal use conditions. Exposure to carbon nanotubes could occur in the workplace. However, we believe workplace exposures can be appropriately managed with engineering controls in place at our manufacturing facilities and the use of required personal protective equipment at our sites. We intend to continue to monitor developments with respect to, and comply with requirements for, the safe manufacturing and handling of nanomaterials.

A number of organizations and regulatory agencies have become increasingly focused on the issue of water scarcity, water conservation and water quality, particularly in certain geographic regions. We are engaged in various activities to promote water conservation and wastewater recycling, particularly given that some of our manufacturing processes are water intensive. The costs associated with these activities are not expected to have a material adverse effect on our operations.

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

Our ongoing carbon black operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to environmental matters, many of which provide for substantial monetary fines and civil and criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related and other permits for constructing any new facilities and operating all of our existing facilities. These environmental regulatory requirements and restrictions impose constraints on our operations, and could threaten our competitive position. We have expended and will continue to expend considerable amounts to construct, maintain, operate, and improve our facilities around the world for environmental protection.

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

A description of these matters is included in the discussion under the heading “Safety, Health, Environment, and Sustainability” in Item 1 above, and in Note S in Item 8 below under the heading “Contingencies”.

We may be exposed to certain regulatory and financial risks related to climate change developments and an increased focus on carbon neutrality, which may adversely affect our business and results of operations, and increased pressures and adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation.

Carbon dioxide, a greenhouse gas, is emitted in carbon black manufacturing processes. Concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality, may result in additional regulations on both national and supranational levels, to monitor, regulate, control and tax emissions of carbon dioxide and other greenhouse gases. Climate changes include extreme weather impacts, such as changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures. A number of governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Specifically, in certain geographic areas, our carbon black facilities are or may become subject to greenhouse gas emission trading schemes or carbon tax programs under which we may be required to pay any incurred taxes or purchase emission credits if our emission levels exceed our free allocation. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements and fees or restrictions on certain activities. Compliance with greenhouse gas and climate change initiatives may result in additional costs to us, including, among other things, increased production costs, increased feedstock costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. In addition, certain of our carbon black products for specialty applications have higher greenhouse gas emissions than our other products, which may increase our compliance costs and make it more challenging to achieve our emissions goals without technology developments. We may not be able to offset the effects of these new or more stringent laws and regulations and compliance costs through price increases, which could adversely affect our business and negatively impact our growth. Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change or environmental harm from us or our industry could harm our reputation or otherwise impact the Company adversely. In recent years, investors have also begun to show increased interest about sustainability and climate change as it relates to their investment decisions. In addition, increasing weather-related impacts on our operations and plant sites may impact the cost or availability of insurance. Furthermore, the potential impact of climate change and related regulation on our feedstock suppliers and customers is highly uncertain and there can be no assurance that it will not have an adverse effect on the availability over time of our traditional carbon black feedstocks, our customers’ businesses and sourcing arrangements, and on our financial condition and results of operations. For instance, lower demand for oil refinery products may reduce the availability and increase the cost of certain of the key raw materials we use. In addition, many of our tire customers have set sustainability goals for the 2030 to 2050 time period to purchase more sustainable raw materials, including reduced use of fossil-derived materials, which could reduce demand for our traditional carbon black products.

Volatility in the price and availability of raw materials and energy could impact our margins and working capital and our revenues from our energy center operations.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Our carbon black businesses use a variety of feedstocks as raw material including high sulfur fuel oils, low sulfur fuel oils, coal tar distillates, and ethylene cracker residue, the cost and availability of which vary, based in part on geography. Significant movements or volatility in our carbon black feedstock costs could have an adverse effect on our working capital and results of operations. In addition, regulatory changes or geopolitical conflict may impact the availability and prices of our raw materials. For example, the Russian invasion of Ukraine has disrupted and may continue to disrupt the price and availability of natural gas in Europe.

Certain of our carbon black supply arrangements contain provisions that adjust prices to account for changes in relevant feedstock and natural gas price indices. We also attempt to offset the effects of increases in raw material and energy costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material and energy costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results. Rapid declines in energy prices and raw material costs can also negatively impact our financial results, as such changes can negatively affect the revenues we receive from our energy centers and yield improvement investments, and may negatively impact our contract pricing adjustments. In addition, we use a variety of feedstock indices in our supply arrangements to adjust our prices for changes in raw materials costs. Depending on feedstock markets and our choice of feedstocks, the indices we use in our supply arrangements may not precisely track our actual costs. This could result in an incongruity between our pricing adjustments and changes in our actual feedstock costs, which can affect our net working capital and our margins. Further, the timing of the implementation of any of these pricing adjustments may not precisely track our actual costs as reflected in our financial statements.

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

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods is important to our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a significant reduction in volumes sold to them, could adversely affect our results of operations until such business is replaced or any temporary disruption ends. Further, in our Reinforcement Materials segment we enter into supply arrangements with a number of key customers that typically have a duration of one year, which account for approximately two-thirds of our total reinforcing carbons volumes. Our success in negotiating the price and volume terms under these arrangements could have a material effect on our results. In addition, any deterioration in the financial condition of any of our customers that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

We are exposed to political or country risk inherent in doing business in some countries, including China.

Sales outside of the U.S. constituted the majority of our revenues in fiscal 2022. We conduct business in several countries, including China, that have less stable legal systems and financial markets, and potentially more corrupt, or less predictable, business environments than the U.S. As set forth in Note T to our Consolidated Financial Statements, sales in China constituted approximately 25% of our revenues in fiscal 2022 and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2022. Our operations outside of the U.S., including in China, expose us to risks related to uncertain enforcement of laws by foreign governments as well as risks that foreign governmental entities will change applicable rules and regulations with minimal advance notice. These risks could result in a material change in our operations, which could negatively impact the value of our securities. Additionally, our operations in some countries, including China, are subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; political tension that could result in sanctions being imposed against our customers or suppliers in countries where sanctions have not been imposed in the past; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

For example, the Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of growing concern over air quality and in response to COVID-19 outbreaks. The timing and length of these curtailments are difficult to predict and, at times, are applied to manufacturing operations without regard to whether the operations being curtailed comply with environmental regulations in the area. Accordingly, our manufacturing operations in China have been subject to these curtailments in the past and will likely be subject to them in the future. In addition, the Chinese government has instituted energy intensity and energy consumption targets in a number of provinces in its efforts to reduce energy consumption, resulting in energy quotas and shortages in energy supply. We are unable to predict how any power outages related to these targets will impact our operations. These events could negatively impact our results of operations and cash flows both during and after the period of any government-imposed curtailment or power outages affecting our operations. Further, any such curtailments on the operations at our customers’ facilities could reduce demand for our products and our volumes.

Operational Risks

As a chemical manufacturing company, our operations are subject to operational risks and have the potential to cause environmental or other damage as well as personal injury, or disrupt our ability to supply our customers, any of which could adversely affect our business, results of operations and cash flows.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products are subject to operational as well as safety, health and environmental risks. For example, the production and/or processing of carbon black, specialty compounds, fumed metal oxides, aerogel, carbon nanotubes, and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or result in personal injury claims against us.

Our manufacturing processes and the transportation of our chemical products and/or the raw materials used to manufacture our products are subject to risks inherent in chemical manufacturing, including leaks, fires, explosions, toxic releases, severe weather, mechanical failures or unscheduled downtime.  In addition, the occurrence of material operating problems at our facilities, particularly at a facility that is the sole source of a particular product we manufacture, or a disruption in our supply chain or distribution operations may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. For example, in recent years we have experienced unplanned plant outages at our plants in Franklin, Louisiana and Altamira, Mexico that caused reduced volumes and earnings during the period the plant was down and increased our fixed costs. Other disruptions in supply chains and distribution channels, including those caused by global or regional logistics delays and constraints, such as rail or other transportation interruptions, could disrupt our business operations. These events and their consequences could negatively impact our results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.

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

Certain national and international health organizations have classified carbon black as a possible or suspected human carcinogen. To the extent that, in the future, (i) these organizations re-classify carbon black as a known or confirmed carcinogen, (ii) other organizations or government authorities in other jurisdictions classify carbon black or any of our other finished products, raw materials or intermediates as suspected or known carcinogens or otherwise hazardous, or (iii) there is discovery of adverse health effects attributable to production or use of carbon black or any of our other finished products, raw materials or intermediates, we could be required to incur significantly higher costs to comply with environmental, health and safety laws, or to comply with restrictions on sales of our products, be subject to legal claims, and our reputation and business could be adversely affected. Further a subset of multi-walled carbon nanotubes that includes a carbon nanotube grade we currently manufacture have been classified as carcinogen category 1B and specific target organ toxicant (lung) after repeated exposure category 1 under European Union regulations. Although our carbon nanotubes are bound in a matrix or contained within conductive materials, exposure to carbon nanotubes could occur in the workplace. We could be required to incur additional costs to comply with requirements for the safe manufacturing and handling of these materials and we could be subject to legal claims associated with our products. In addition, chemicals that are currently classified as non-hazardous may be classified as hazardous in the future, and our products may have characteristics that are not recognized today but may be found in the future to impair human health or to be carcinogenic.

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

The secure processing, maintenance and transmission of this data is critical to our operations and business strategy. Information technology systems failures, including those associated with our managed service provider or related to upgrading our systems or integrating information technology and other systems in connection with the integration of businesses we acquire, or network disruptions could disrupt our operations by impeding our processing of transactions and our financial reporting, and our operations, which could have a material adverse effect on our business or results of operations.

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

We have experienced recent disruptions of the type described above. For example, the severe flooding that occurred in Western Europe in July 2021 caused significant damage to our specialty compounds plant in Pepinster, Belgium. That disruption resulted in a near-term reduction in earnings from lower volumes and certain increases in our operating costs, not all of which we expect to be able to recover from our insurance.

Financial and Other Risks

Negative or uncertain worldwide or regional economic conditions or trade relations, as well as regional conflicts, may adversely impact our business.

Our operations and performance are affected by worldwide and regional economic conditions. Uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products and inflationary pressures may increase our costs. We may also experience pricing pressure on products and services, or be unsuccessful in passing along to our customers an increase in our raw materials costs or energy prices, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction measures that exceed declines in the actual underlying demand.

Regional conflicts may also adversely impact our business. While we do not have manufacturing operations in Russia or Ukraine, and we do not have material sales in Ukraine and have stopped sales into Russia, Russia’s continuing invasion of Ukraine is negatively impacting economic conditions in Europe.  This could reduce demand for our products in our EMEA region, and negatively impact our and our customers’ ability to operate plants in Europe, and harm our suppliers and otherwise increase our operating costs.

In addition, changes in, or tensions relating to, U.S. trade relations with countries where we do business may adversely impact our business. For example, tensions in the U.S.-China trade relationship have led to an increased risk of sanctions being imposed against our suppliers and customers in China which, if imposed, could restrict our ability to do business with such companies. In addition, we may encounter unexpected operating difficulties in China, more restrictive investment opportunities in China, greater difficulty transferring funds, more restrictive travel in and out of China, or negative currency impacts. Further, the cost of our capital projects may be higher than anticipated because of trade tariffs. In addition, escalating tensions in the U.S.-China trade relationship and/or restrictive policies by either country could require us to duplicate the technology resources and capabilities we have in China, particularly those related to our battery materials product line, in a geography outside China, thereby increasing our costs.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in Note S in Item 8 below under the heading “Contingencies”, we are a party to or the subject of lawsuits, claims, and proceedings, including, but not limited to, those involving environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, and coal worker’s pneumoconiosis. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including liabilities associated with respirator claims) or in connection with environmental remediation activities could adversely affect our financial results or cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

Our tax rate and other tax obligations are dependent upon a number of factors, a change in any of which could impact our future tax rates and financial results.

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

The Inflation Reduction Act (“IRA”), enacted in the U.S. on August 16, 2022, imposes several new taxes that will be effective in 2023, including a 1% excise tax on stock repurchases.

Fluctuations in foreign currency exchange and interest rates affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2022, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We use a combination of commercial paper and borrowings under our Credit Agreements to meet our cash needs, with borrowings intra-quarter that may be higher than at quarter-end. As this debt is at variable interest rates, high interest rates environments, such as the current environment, increase our borrowing costs.  We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

The COVID-19 pandemic has disrupted our operations and has had and could continue to have a material adverse effect on our business and any future outbreak of a widespread health epidemic could materially and adversely impact our business in the future.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as the outbreak of a novel strain of coronavirus beginning in December 2019 (“COVID-19”). A global health crisis could have a serious adverse impact on the economy and on our business, results of operations and cash flows as the COVID-19 pandemic and associated containment efforts did in fiscal 2020. Specifically, a pandemic or future global health crisis may disrupt operations at our customers and reduce demand for our products, require or cause us to cease operations or idle production lines at our facilities, could materially affect our ability to adequately staff and maintain our operations, including in the event government authorities impose mandatory closures, such as those imposed in China as part of that country’s “Zero COVID” policy, work-from-home orders and social distancing protocols, and seek voluntary facility closures and impose other restrictions to mitigate the further spread of disease. A global health crisis could also disrupt our supply chain and materially and adversely impact our ability to secure supplies for our facilities and to provide personal protective equipment for our employees, which could materially and adversely affect our operations. For example, the COVID-19 pandemic has also contributed to increased costs and decreased availability of labor and materials for construction projects, and these factors have increased the costs of our capital improvement projects and delayed our completion of such projects. There may also be long-term effects on our customers in, and the economies of, affected countries. Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may materially affect our business. As we cannot predict the duration or scope of COVID-19 or any pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, including the virulence and spread of different strains of a virus and the level and timing of vaccine development and distribution across the world and their impact on economic recovery and growth, the extent of imposed or recommended containment and mitigation measures and their impact on our operations and the operations of our customers, and the general economic consequences of the pandemic.

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

To the extent the COVID-19 pandemic or other widespread health epidemic adversely affected or affects our business and financial results, it may also have the effect of heightening many of the other risks that could adversely affect our business described herein, such as risks associated with industry capacity utilization, volatility in the price and availability of raw materials, material adverse changes in customer relationships including any failure of a customer to perform its obligations under agreements with us, IT security systems risks, factors affecting our tax rate, and risks associated with worldwide or regional economic conditions.

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

We may not be successful achieving our growth expectations from developing new products or product applications. Moreover, we cannot be certain that the costs we incur investing in new product and technology development will result in an increase in revenues or profits commensurate with our investment. For example, our investments to further develop our E2C™ solutions, inkjet dispersions and inks, and battery materials applications may not result in the earnings growth expectations on which these investments are being made. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

The continued protection of our patents, trade secrets and other proprietary intellectual property rights is important to our success.

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

In achieving our strategic plan objectives, we may pursue acquisitions, alliances or joint ventures intended to complement or expand our existing businesses globally or add product technology, or both. The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business results. In addition to strategic acquisitions we evaluate our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating non-strategic assets. The gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings. Moreover, we have in the past, and may again in the future, incur asset impairment charges related to acquisitions or divestitures that reduce earnings. As described in Note D in Item 8 below under the heading “Divestitures”, we recorded an asset impairment charge and a loss on sale of business in fiscal 2022 in connection with the disposition of our Purification Solutions business.

Plant capacity expansions and site development projects may impact existing plant operations, be delayed and/or not achieve the expected benefits.

Our ability to complete capacity expansions and site development projects, including capacity conversions from reinforcing carbons to specialty carbons and other site development projects, as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. These risks include the risk that existing plant operations are disrupted, which could make it difficult for us to meet our customer needs. Moreover, in the case of capacity expansions, the cost of these activities could have a negative impact on the financial performance of the relevant business until capacity utilization at the particular facility is sufficient to absorb the incremental costs associated with an expansion. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.

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

Location by Region	Reinforcement Materials	Performance Chemicals
Americas Region
Alpharetta, Georgia*	X	X
Tuscola, Illinois		X
Carrollton, Kentucky**		X
Franklin, Louisiana	X	X
Ville Platte, Louisiana	X
Billerica, Massachusetts	X	X
Haverhill, Massachusetts		X
Midland, Michigan		X
Pampa, Texas	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X
Saint-Jean-sur-Richelieu, Québec, Canada		X
Sarnia, Ontario, Canada	X	X
Cartagena, Colombia	X
Altamira, Mexico**	X
Europe, Middle East and Africa Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy	X
Riga, Latvia*(1)	X	X
Schaffhausen, Switzerland*	X	X
Botlek, Netherlands**	X	X
Dubai, United Arab Emirates*		X
Barry, United Kingdom (Wales)**		X

Location by Region	Reinforcement Materials	Performance Chemicals
Asia Pacific Region
Jiangsu Province, China**		X
Jiangxi Province, China**		X
Tianjin, China** (2 plants)	X	X
Shanghai, China*(1)	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Wuhai, China**		X
Shenzhen, China**		X
Zhuhai, China**		X
Mumbai, India*	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*(1)	X	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X
Port Dickson, Malaysia**	X

(1)	Business service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. Additional information regarding legal proceedings involving Cabot is disclosed in Note S in Item 8 below, under the heading “Contingencies”, which disclosure is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below is certain information about Cabot’s executive officers as of November 14, 2022.

Sean D. Keohane, age 55, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in 2002. From November 2014 until March 2016 he was Executive Vice President and President of Reinforcement Materials. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from May 2008 until March 2012, he was General Manager of Performance Chemicals. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer, which was in place from December 2015 until March 2016.

Erica McLaughlin, age 46, is Senior Vice President and Chief Financial Officer. Ms. McLaughlin joined Cabot in 2002. She was appointed Senior Vice President and Chief Financial Officer in May 2018, and in October 2018 she assumed responsibility for Corporate Strategy and Development. From June 2016 until May 2018 she was Vice President of Business Operations for Reinforcement Materials and General Manager of the tire business, and from July 2011 until June 2016, she was Vice President of Investor Relations and Corporate Communications. Prior to July 2011, she held a variety of leadership positions in Finance and Corporate Planning.

Karen A. Kalita, age 43, is Senior Vice President and General Counsel. Ms. Kalita joined Cabot in 2008. Prior to assuming her current position in June 2019, she held several key positions in Cabot’s Law Department, including Chief Counsel to the Company’s Reinforcement Materials segment from November 2015 to June 2019 and Purification Solutions segment from June 2013 to June 2019, and senior legal counsel to the Company’s previous Advanced Technologies segment. Prior to joining the Company, Ms. Kalita was in private practice at WilmerHale LLP in Boston, MA.

Hobart C. Kalkstein, age 52, is Senior Vice President and President, Reinforcement Materials Segment and President, Americas Region. Mr. Kalkstein joined Cabot in 2005. Prior to assuming his current role in April 2016, he was Vice President of Corporate Strategy and Development from December 2015 to April 2016. From October 2013 to December 2015, he served as Vice President of Global Business Operations for Purification Solutions and from November 2012 to December 2015 as General Manager of Global Emission Control Solutions for Purification Solutions, and from January 2012 to November 2012 he served as Vice President of Business Operations and Executive Director of Marketing and Business Strategy for Performance Chemicals. Prior to that, he served as General Manager of the Aerogel business from October 2007 to February 2010.

Jeff Zhu, age 54, is Senior Vice President and President, Performance Additives business and President, Asia Pacific Region. Mr. Zhu joined Cabot in 2012. Prior to assuming his current role in October 2019, he had served as President, Asia Pacific Region since joining Cabot. Prior to joining Cabot, Mr. Zhu served in a variety of regional and global business leadership roles at Rhodia from 1994 until 2010, including Asia Pacific regional commercial director from 1994 to 2002, regional vice president and general manager of Rhodia Novacare Asia Pacific from 2002 to 2008, and vice president and global director of Rhodia electronics and catalysis from 2008 to 2010. In addition, Mr. Zhu served as head of global pulp and paper sales at Asia Pacific Resources International Holdings Limited from 2010 to 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 14, 2022, there were 587 holders of record of Cabot’s common stock.

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2022 — July 31, 2022	—	$—	—	4,321,334
August 1, 2022 — August 31, 2022	—	$—	—	4,321,334
September 1, 2022 — September 30, 2022	68,200	$73.13	68,200	4,253,134
Total	68,200		68,200

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

(2)

Total number of shares purchased does not include 681 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Comparative Stock Performance

The graph compares the cumulative total stockholder return on Cabot common stock for the five-year period ended September 30, 2022 with the S&P 500 Chemicals Index and the S&P Midcap 400 Index. The comparisons assume the investment of $100 on October 1, 2017 in Cabot’s common stock and in each of the indices and the reinvestment of all dividends.

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

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds, and battery materials product lines within Performance Chemicals, which are considered separate reporting units, carried our goodwill balances as of September 30, 2022.

For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. The fair value is also benchmarked against the value calculated from a market approach using the guideline public companies method. Based on our most recent annual goodwill impairment test performed as of August 31, 2022, the fair values of the Reinforcement Materials, fumed metal oxides, specialty compounds, and battery materials reporting units were substantially in excess of their carrying values.

Long-lived Assets Impairment

Our long-lived assets primarily include property, plant and equipment, and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable.

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

We have recorded a significant reserve for respirator liability claims. Our current estimate of the cost of our share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims and developments in the bankruptcy proceedings of one of those parties, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain of the parties that contribute to the settlement of respirator claims, or a change in the availability of the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on our share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material. Refer to Note S of our Notes to the Consolidated Financial Statements for details on the respirator liabilities and settlements.

Income Taxes

Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves for taxes and associated interest and penalties when it becomes more likely than not that an amount would be payable to tax authorities in future years. Any significant impact as a result of changes in law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, and/or our cash flow.

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

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, capital loss carryforwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is determined in accordance with U.S. GAAP. In jurisdictions where we have a three-year cumulative loss, we utilize recent historical results in order to assess the recoverability of deferred tax assets. Where we have a three-year cumulative profit, we review our forecast of future taxable income in relation to actual results and expected future trends. We perform this review on a quarterly basis. Failure to achieve our operating income targets, may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in an increase in the valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, while a release of valuation allowances in periods when these tax attributes become realizable would reduce our income tax expense.

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

Results of Operations

Cabot is organized into two reportable segments: Reinforcement Materials and Performance Chemicals. The Company’s former Purification Solutions business was a separate reportable segment prior to divestiture in the second quarter of fiscal 2022. Cabot is also organized for operational purposes into three geographic regions: the Americas; EMEA; and Asia Pacific. The discussions of our results of operations for the periods presented reflect these structures.

Our analysis of financial condition and operating results should be read with our consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

This section discusses our fiscal 2022 and fiscal 2021 results of operations and year-to-year comparisons between fiscal 2022 and fiscal 2021. For the discussions of our fiscal 2020 results and year-to-year comparisons between fiscal 2021 and fiscal 2020, refer to our discussions under the headings “Results of Operations” and “Cash Flows and Liquidity” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the United States Securities and Exchange Commission on November 29, 2021.

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

Our discussion under the heading “Fiscal 2022 compared to Fiscal 2021—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from continuing operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Fiscal 2022 compared to Fiscal 2021—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

•	Asset impairment charges, which primarily include charges associated with an impairment of goodwill, other long-lived assets or assets held for sale.
•	Charges related to the divestiture of our Purification Solutions business, which include accelerated costs associated with the change in control and employee incentive compensation.
•	Benefit from the settlement of a royalty arrangement entered into in connection with the divestiture of our former Specialty Fluids business.
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

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by segment. In Reinforcement Materials, longer term demand is driven primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; and iii) the number of automotive builds. Over the past several years, operating results have been driven by a number of factors, including: i) increases or decreases in our sales volumes driven by changes in production levels for tires or industrial rubber products and the level at which we service that demand; ii) changes in raw material costs and our ability to adjust the sales price for our products commensurate with changes in raw material costs; iii) changes in pricing and product mix, which includes customer pricing as well as the mix of products sold or the region in which they are sold; iv) global and regional capacity utilization for carbon black; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities; viii) royalties and technology payments related to our patented elastomer composites technology that is used in tire applications; and ix) changes in energy prices associated with our energy center sales and the cost of utilities.

In Performance Chemicals, longer term demand is driven primarily by the construction and infrastructure, automotive, including sales into batteries for electric vehicles, electronics, inkjet printing, and consumer products industries. In recent years, operating results in Performance Chemicals have been driven by: i) increases or decreases in sales volumes to the industries previously noted; ii) changes in pricing and product mix, which includes customer pricing as well as the mix of products sold or the region in which they are sold; iii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; iv) our ability to obtain value pricing for this differentiation; v) the cost of new capacity; vi) changes in selling prices relative to variations in the cost of raw materials; and vii) the adoption of new products for use in our customers’ applications.

Overview of Results for Fiscal 2022

During fiscal 2022, Income (loss) before income taxes and equity in earnings of affiliated companies decreased compared to fiscal 2021 primarily due to the impairment and loss on sale charges related to the divestiture of the Purification Solutions business. This decrease was partially offset by higher earnings in our Reinforcement Materials and Performance Chemicals segments.

Fiscal 2022 compared to Fiscal 2021—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Years Ended September 30
	2022	2021
	(In millions)
Net sales and other operating revenues	$4,321	$3,409
Gross profit	$885	$799

Net sales increased by $912 million in fiscal 2022 as compared to fiscal 2021. The increase in net sales was primarily driven by favorable price and product mix (combined $1.1 billion), higher volumes ($76 million) across our Reinforcement Materials and Performance Chemicals segments, and increased energy center by-product revenue ($49 million). These increases were partially offset by the divestiture of our Purification Solutions business ($160 million) and the unfavorable impact from foreign currency translation ($108 million). The favorable price and product mix was driven by favorable 2022 calendar year tire customer agreements and higher prices from higher feedstock and energy costs that are generally passed through to our customers in the Reinforcement Materials segment, and targeted growth initiatives and price increases ahead of rising input costs, including raw material and energy, and other costs, including packaging and transportation, in our Performance Chemicals segment. The higher volumes were driven by stronger demand in all regions across our Reinforcement Materials segment and continued momentum in battery materials and inkjet applications, partially offset by plant downtime in our Performance Chemicals segment. The increased energy center by-product revenue was driven by higher energy prices.

Gross profit increased by $86 million in fiscal 2022 as compared to fiscal 2021. The gross profit increase was primarily due to higher volumes across all regions, higher unit margins in the Reinforcement Materials segment due to favorable pricing and product mix in our 2022 customer agreements and higher unit margins in the Performance Chemicals segment due to price increases and favorable product mix in our specialty carbons and fumed metal oxides product lines.

Selling and Administrative Expenses

	Years Ended September 30
	2022	2021
	(In millions)
Selling and administrative expenses	$258	$289

Selling and administrative expenses decreased by $31 million in fiscal 2022 as compared to fiscal 2021. The decrease was due primarily to a $17 million benefit from the sale of land in fiscal 2022 and reduced charges related to our legal reserve for respirator matters compared to fiscal 2021.

Research and Technical Expenses

	Years Ended September 30
	2022	2021
	(In millions)
Research and technical expenses	$55	$56

Research and technical expenses decreased by $1 million in fiscal 2022 as compared to fiscal 2021.

Impairment Charges and Loss on Sale

	Years Ended September 30
	2022	2021
	(In millions)
Loss on sale of business and asset impairment charge	$207	$—

The loss on sale and asset impairment charges associated with the sale of the Purification Solutions business are described in Note D of our Notes to the Consolidated Financial Statements.

Interest and Dividend Income

	Years Ended September 30
	2022	2021
	(In millions)
Interest and dividend income	$11	$8

Interest and dividend income in fiscal 2022 increased by $3 million as compared to fiscal 2021 primarily due to increases in interest rates.

Interest Expense

	Years Ended September 30
	2022	2021
	(In millions)
Interest expense	$56	$49

Interest expense increased by $7 million in fiscal 2022 as compared to fiscal 2021 primarily due to higher interest rates.

Other Income (Expense)

	Years Ended September 30
	2022	2021
	(In millions)
Other income (expense)	$(9)	$(7)

Other expense increased during fiscal 2022 by $2 million as compared to fiscal 2021. The change was primarily due to unfavorable foreign currency impacts largely due to the significant depreciation of the Argentine peso against the U.S. dollar. This increase was partially offset by benefits from money market investments.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2022		2021
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
(Dollars in millions)
Effective tax rate(1)	$(102)	30%	$(123)	30%
Less: Non-GAAP tax adjustments(2)	32		(4)
Operating tax rate	$(134)	26%	$(119)	27%

(1)	Refer to the reconciliation of computed tax expense at the federal statutory rate to the Provision (benefit) for income taxes in Note Q of our Notes to the Consolidated Financial Statements.
(2)

Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items and discrete tax items, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the year ended September 30, 2022, the (Provision) benefit for income taxes was a $102 million expense compared to a $123 million expense for fiscal 2021. Included in the (Provision) benefit for income taxes for the year ended September 30, 2022, is the tax impact of the divestiture of our Purification Solutions business, and withholding tax accruals on historical and current earnings due to changes in indefinite reinvestment assertion on certain entities. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2023, we expect our Operating tax rate to be in the range of 26% to 28%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interest, Net of Tax

	Years Ended September 30
	2022	2021
	(In millions)
Equity in earnings of affiliated companies, net of tax	$10	$3
Net income (loss) attributable to noncontrolling interests, net of tax	$34	$36

Equity in earnings of affiliated companies, net of tax, increased by $7 million in fiscal 2022 compared to fiscal 2021 primarily due to higher profitability at our equity affiliates in India and Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $2 million in fiscal 2022 compared to fiscal 2021 primarily due to lower earnings of our joint ventures in China, partially offset by increased earnings of our joint venture in the Czech Republic.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2022, we reported net income attributable to Cabot Corporation of $209 million ($3.62 earnings per diluted common share). In fiscal 2021, we reported net income attributable to Cabot Corporation of $250 million ($4.34 earnings per diluted common share). The decrease in fiscal 2022 was primarily due to the Purification Solutions loss on sale and asset impairment charge, partially offset by higher Total segment EBIT in Reinforcement Materials and Performance Chemicals.

Fiscal 2022 compared to Fiscal 2021—By Business Segment

Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies, certain items, pre-tax, other unallocated items and Total segment EBIT for fiscal 2022 and 2021 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note T of our Notes to the Consolidated Financial Statements.

	Years Ended September 30
	2022	2021
	(In millions)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$335	$406
Less: Certain items, pre-tax	(183)	(34)
Less: Other unallocated items	(124)	(110)
Total segment EBIT	$642	$550

In fiscal 2022, Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies decreased by $71 million and Total Segment EBIT increased by $92 million. The decrease in Income (loss) before income taxes and equity earnings of affiliated companies is primarily due to the Purification Solutions loss on sale and asset impairment charge of $207 million, partially offset by increased Total segment EBIT of $92 million and the gain on a bargain purchase acquisition of $24 million.

Certain Items:

Details of the certain items for fiscal 2022 and 2021 are as follows:

	Years Ended September 30
	2022	2021
	(In millions)
Gain on bargain purchase of a business (Note C)	$24	$—
Gain on sale of land	17	—
Specialty Fluids divestiture related benefit	5	—
Employee benefit plan settlement and other charges	1	(4)
Loss on sale of business and asset impairment charge (Note D)	(207)	—
Legal and environmental matters and reserves (Note S)	(9)	(25)
Purification Solutions divestiture related charges	(5)	—
Acquisition and integration-related charges	(6)	(5)
Global restructuring activities	(3)	(11)
Indirect tax settlement credits (Note S)	—	12
Other certain items	—	(1)
Total certain items, pre-tax	(183)	(34)
Non-GAAP tax adjustments	32	(4)
Total certain items, net of tax	$(151)	$(38)

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”.

Other Unallocated Items:

	Years Ended September 30
	2022	2021
	(In millions)
Interest expense	$(56)	$(49)
Unallocated corporate costs	(59)	(58)
General unallocated income (expense)	1	—
Less: Equity in earnings of affiliated companies, net of tax	10	3
Total other unallocated items	$(124)	$(110)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest income, dividend income, and the profit or loss related to the corporate adjustment for unearned revenue.

In fiscal 2022, Total other unallocated items increased by $14 million as compared to fiscal 2021 primarily due to increased interest expense from higher interest rates and higher earnings in equity affiliates.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2022 and 2021 are as follows:

	Years Ended September 30
	2022	2021
	(In millions)
Reinforcement Materials Sales	$2,575	$1,781
Reinforcement Materials EBIT	$408	$329

In fiscal 2022, sales in Reinforcement Materials increased by $794 million as compared to fiscal 2021, primarily due to a favorable price and product mix (combined $799 million) and higher volumes ($72 million), partially offset by unfavorable impact from foreign currency translation ($76 million). The favorable price and product mix was primarily due to favorable 2022 calendar year customer agreements and higher feedstock and energy costs that are generally passed through to our customers. The higher volumes in fiscal 2022 were driven by stronger demand across all regions. The unfavorable foreign exchange rate impact was primarily due to the weakening of foreign currencies against the U.S. dollar.

In fiscal 2022, Reinforcement Materials EBIT increased by $79 million as compared to fiscal 2021. The increase was driven by higher unit margins ($109 million) and higher volumes ($31 million), partially offset by higher fixed cost ($45 million) and unfavorable impact from foreign currency translation ($16 million). The higher unit margins were primarily driven by favorable 2022 calendar year customer agreements and the benefit of higher energy prices on our energy center and yield benefits. The higher volumes were due to increased demand in all regions. The higher fixed costs were primarily due to increased costs associated with utilities. The unfavorable foreign exchange rate impact was primarily due to the weakening of foreign currencies against the U.S. dollar.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2022 and 2021 are as follows:

	Years Ended September 30
	2022	2021
	(In millions)
Performance Additives Sales	$1,013	$796
Formulated Solutions Sales	359	352
Performance Chemicals Sales	$1,372	$1,148
Performance Chemicals EBIT	$234	$211

In fiscal 2022, sales in Performance Chemicals increased by $224 million as compared to fiscal 2021. The increase was primarily due to favorable price and product mix (combined $251 million) and higher volumes ($4 million), partially offset by unfavorable impact from foreign currency translation ($32 million). The favorable price and product mix was due to increased pricing ahead of rising input costs across the segment. The higher volumes were driven by higher sales into battery applications due to increased demand for our battery materials product line partially offset by lower volumes in our fumed metal oxides product line. The unfavorable foreign exchange rate impact was primarily due to the weakening of foreign currencies against the U.S. dollar.

In fiscal 2022, EBIT in Performance Chemicals increased by $23 million compared to fiscal 2021 primarily due to higher unit margins ($64 million) and higher volumes ($1 million), partially offset by higher fixed cost ($33 million) and unfavorable impact from foreign currency translation ($7 million). Higher unit margins were driven by strong pricing and favorable product mix in our specialty carbons and fumed metal oxides product lines. The higher volume was due to increased demand for our battery materials product line partially offset by lower volumes in our fumed metal oxides product line. The unfavorable foreign currency exchange impact was primarily due to the weakening of foreign currencies against the U.S. dollar. Fixed costs increased in support of our growth vectors, higher utilities costs and general inflationary cost increases.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2022 and 2021 are as follows:

	Years Ended September 30
	2022	2021
	(In millions)
Purification Solutions Sales	$97	$257
Purification Solutions EBIT	$—	$10

We divested the Purification Solutions business in March 2022. Refer to Note D of our Notes to the Consolidated Financial Statements.

Fiscal 2023 Outlook

In Reinforcement Materials, we anticipate stable volumes along with higher pricing in our 2023 calendar year customer agreements to drive year-over-year growth in segment EBIT.

In Performance Chemicals, we anticipate results being negatively impacted in the first half of the fiscal year due to weaker demand for our specialty carbons and fumed metal oxides product lines, particularly in Europe and China. We expect results in the segment to improve throughout the year as destocking comes to an end and demand returns to more normalized levels and sales in our battery materials and inkjet product lines continue to grow.

We also expect headwinds from a strong U.S. dollar that will negatively impact the USD value of our foreign currency results upon translation, and rising interest rates which will increase interest rates on our floating rate debt.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $250 million during fiscal 2022, primarily due to a higher outstanding commercial paper balance at the end of the period. The higher commercial paper balance was used to fund an increase in net working capital resulting from the impact of rising raw material costs on our inventory balance and higher prices on our accounts receivables balance. As of September 30, 2022, we had cash and cash equivalents of $206 million and borrowing availability under our revolving credit agreements of $856 million.

We have access to borrowings under the following two credit agreements:

•

$1 billion unsecured revolving credit agreement (the “U.S. Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto, which matures in August 2026, subject to a one-year option to extend the maturity, exercisable on or prior to August 6, 2023. The U.S. Credit Agreement supports our issuance of commercial paper, and borrowings under it may be used for working capital, letters of credit and other general corporate purposes.

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

As of September 30, 2022, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of September 30, 2022, we had $856 million of availability under our Credit Agreements. As of September 30, 2022, we had $114 million of borrowings outstanding under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $322 million and $71 million of commercial paper outstanding at September 30, 2022 and 2021, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $100 million in fiscal 2022. Operating activities provided $257 million of cash in fiscal 2021.

Cash provided by operating activities in fiscal 2022 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $146 million, which was partially offset by an increase in net working capital of $431 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

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

Cash Flows from Investing Activities

Investing activities consumed $118 million of cash in fiscal 2022 compared to $186 million in fiscal 2021. In fiscal 2022, the use of cash by investing activities primarily consisted of $211 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including a capacity expansion project in Performance Chemicals, partially offset by proceeds from the sale of our Purification Solutions business of $79 million and proceeds from the sale of land adjacent to our Billerica site of $18 million.

In fiscal 2021, the use of cash by investing activities primarily consisted of $195 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including a capacity expansion project in Performance Chemicals.

Capital expenditures for fiscal 2023 are expected to be between $300 million and $350 million. Our planned capital spending program for fiscal 2023 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in Performance Chemicals.

Cash Flows from Financing Activities

Financing activities provided $145 million of cash in fiscal 2022 compared to $60 million of cash consumed in fiscal 2021. The cash provided by financing activities in fiscal 2022 primarily consisted of net proceeds from long-term debt of $22 million, which consisted of proceeds of $394 million less repayments of $372 million, net proceeds from the issuance of commercial paper of $250 million, and proceeds from short-term borrowings of $26 million, partially offset by dividend payments to stockholders of $84 million, purchases of common stock of $53 million and dividend payments to noncontrolling interests of $22 million.

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

Our long-term total debt, of which $7 million is current, matures at various times as presented in Note I of our Notes to the Consolidated Financial Statements. The weighted-average interest rate on our fixed rate long-term debt was 4.29% as of September 30, 2022.

Share Repurchases

In fiscal 2018, our Board of Directors authorized us to repurchase up to an additional ten million shares of common stock. In fiscal 2022 we repurchased approximately 0.8 million shares of common stock on the open market for $49 million. We did not repurchase any shares during fiscal 2021. Additionally, during both fiscal 2022 and fiscal 2021 we repurchased 0.1 million shares of our common stock associated with employee tax obligations on stock-based compensation awards for $4 million and $3 million, respectively. As of September 30, 2022, we had approximately 4.3 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend Payments

In fiscal 2022 and fiscal 2021, we paid cash dividends on our common stock of $1.48 and $1.40 per share, respectively. These cash dividend payments totaled $84 million and $80 million in fiscal 2022 and fiscal 2021, respectively.

Employee Benefit Plans

As of September 30, 2022, we had a consolidated pension obligation, net of the fair value of plan assets, of $29 million, primarily associated with postretirement benefit plan liabilities.

In fiscal 2022, we made cash contributions totaling $5 million to our pension benefit plans. In fiscal 2023, we expect to make cash contributions of $4 million to our pension plans.

The $29 million of unfunded postretirement benefit plan liabilities is comprised of $16 million for our U.S. and $13 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2022, we paid postretirement benefits of $5 million. For fiscal 2023, our benefit payments for our postretirement plans are expected to be $3 million.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Purchase commitments	$294	$244	$237	$236	$221	$1,960	$3,192
Long-term debt	4	114	—	250	—	708	1,076
Fixed interest on long-term debt	41	41	41	41	33	114	311
Variable interest on long-term debt	4	4	—	—	—	—	8
Finance leases(1)	5	4	4	4	3	16	36
Operating leases(1)	16	14	13	11	10	51	115
Total	$364	$421	$295	$542	$267	$2,849	$4,738

(1)	Lease liabilities include interest.

Purchase Commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers for all of our business segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments. We have also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $26 million as of September 30, 2022, the majority of which is expected to be paid within the next 5 years.

Leases

We have entered into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and seventeen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. Our land leases have remaining lease terms up to seventy-nine years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or liability position as of September 30, 2022. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit or repayment risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. We have cross-currency swaps designated as hedges of our net investments in certain Euro denominated subsidiaries. The following table summarizes the principal terms of our cross-currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2022 and September 30, 2021.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2022	Fair Value at September 30, 2021
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$29 million	$3 million

We also have foreign currency exposures arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2022, we had $42 million in notional foreign currency contracts, which were denominated in Indonesian rupiah and Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2022. At September 30, 2021, we had $48 million in notional foreign currency contracts, which were denominated in Indonesian rupiah and Czech koruna. These forwards had a fair value of less than $1 million as of September 30, 2021.

In certain situations where we have forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

In fiscal 2022, due to the weakening of most foreign currencies against the U.S. dollar, foreign currency translations in the aggregate decreased our business segment EBIT by $24 million, which affected the results of the Reinforcement Materials and Performance Materials segments. In fiscal 2021, foreign currency translations in the aggregate increased our business segment EBIT by $10 million, the majority of which affected the results of the Performance Chemicals segment. We recognized a net foreign exchange loss of $13 million in Other income (expense) in fiscal 2022 from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine peso and to a lesser extent Columbian peso. In fiscal 2021, we recognized a net foreign exchange loss of $6 million in Other income (expense) from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine peso and to a lesser extent Czech koruna and Mexican peso.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2022	2021	2020
	(In millions, except per share amounts)
Net sales and other operating revenues	$4,321	$3,409	$2,614
Cost of sales	3,436	2,610	2,114
Gross profit	885	799	500
Selling and administrative expenses	258	289	292
Research and technical expenses	55	56	57
Purification Solutions loss on sale and asset impairment charge (Note D)	207	—	—
Gain on bargain purchase of a business (Note C)	(24)	—	—
Specialty Fluids loss on sale and asset impairment charge	—	—	1
Marshall Mine loss on sale and asset impairment charge	—	—	129
Income (loss) from operations	389	454	21
Interest and dividend income	11	8	8
Interest expense	(56)	(49)	(53)
Other income (expense)	(9)	(7)	(9)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	335	406	(33)
(Provision) benefit for income taxes	(102)	(123)	(191)
Equity in earnings of affiliated companies, net of tax	10	3	3
Net income (loss)	243	286	(221)
Net income (loss) attributable to noncontrolling interests, net of tax of $8, $10 and $4	34	36	17
Net income (loss) attributable to Cabot Corporation	$209	$250	$(238)

Weighted-average common shares outstanding:
Basic	56.5	56.7	56.6
Diluted	56.9	56.8	56.6

Earnings (loss) per common share:
Basic	$3.65	$4.35	$(4.21)
Diluted	$3.62	$4.34	$(4.21)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2022	2021	2020
	(In millions)
Net income (loss)	$243	$286	$(221)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(175)	52	42
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(6)	(5)	(5)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	2	2	2
Pension and other postretirement benefit liability adjustments, net of tax	14	20	9
Other comprehensive income (loss), net of tax of $3, $8 and $1	(165)	69	48
Comprehensive income (loss)	78	355	(173)
Net income (loss) attributable to noncontrolling interests, net of tax	34	36	17
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(15)	7	5
Comprehensive income (loss) attributable to noncontrolling interests	19	43	22
Comprehensive income (loss) attributable to Cabot Corporation	$59	$312	$(195)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2022	2021
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$206	$168
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $4	836	645
Inventories	664	523
Prepaid expenses and other current assets	114	89
Total current assets	1,820	1,425
Property, plant and equipment	3,554	3,885
Accumulated depreciation	(2,284)	(2,509)
Net property, plant and equipment	1,270	1,376
Goodwill	129	140
Equity affiliates	20	40
Intangible assets, net	63	100
Deferred income taxes	45	53
Other assets	178	172
Total assets	$3,525	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2022	2021
	(In millions, except share and per share amounts)
Current liabilities:
Short-term borrowings	$347	$72
Accounts payable and accrued liabilities	707	667
Income taxes payable	44	35
Current portion of long-term debt	7	373
Total current liabilities	1,105	1,147
Long-term debt	1,089	717
Deferred income taxes	65	73
Other liabilities	234	279
Commitments and contingencies (Note S)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,385,963 and 56,870,237 shares, Outstanding: 56,248,559 and 56,726,818 shares	56	57
Less cost of 137,404 and 143,419 shares of common treasury stock	(4)	(4)
Additional paid-in capital	1	24
Retained earnings	1,284	1,159
Accumulated other comprehensive income (loss)	(439)	(289)
Total Cabot Corporation stockholders’ equity	898	947
Noncontrolling interests	134	143
Total stockholders’ equity	1,032	1,090
Total liabilities and stockholders’ equity	$3,525	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2022	2021	2020
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$243	$286	$(221)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	146	160	158
Purification Solutions loss on sale and asset impairment charge	207	—	—
Gain on bargain purchase of a business	(24)	—	—
Marshall Mine loss on sale and asset impairment charge	—	—	129
Gain on sale of land	(17)	—	—
Deferred tax provision (benefit)	(40)	9	130
Employee benefit plan settlement	(1)	5	4
Equity in net income of affiliated companies	(10)	(3)	(3)
Share-based compensation	23	21	9
Other non-cash (income) expense	20	21	8
Cash dividends received from equity affiliates	1	2	1
Changes in assets and liabilities:
Accounts and notes receivable	(287)	(215)	126
Inventories	(259)	(174)	114
Prepaid expenses and other current assets	(25)	(37)	(7)
Accounts payable and accrued liabilities	115	167	(55)
Income taxes payable	15	14	(5)
Other liabilities	(7)	1	(11)
Cash provided by operating activities	100	257	377

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(211)	(195)	(200)
Proceeds from sale of Purification Solutions business	79	—	—
Cash paid for acquisition of business, net of cash acquired of $5, $— and $1	(9)	—	(92)
Proceeds from sale of land	18	—	—
Other	5	9	4
Cash used in investing activities	(118)	(186)	(288)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings	26	—	—
Proceeds from (repayments of) issuance of commercial paper, net	250	58	(19)
Proceeds from long-term debt, net of issuance costs	394	200	444
Repayments of long-term debt	(372)	(222)	(410)
Purchases of common stock	(53)	(3)	(44)
Proceeds from sales of common stock	6	6	3
Cash dividends paid to noncontrolling interests	(22)	(19)	(26)
Cash dividends paid to common stockholders	(84)	(80)	(80)
Cash provided by (used in) financing activities	145	(60)	(132)
Effects of exchange rate changes on cash	(91)	8	25
Increase (decrease) in cash, cash equivalents and restricted cash	36	19	(18)
Cash, cash equivalents and restricted cash at beginning of year	170	151	169
Cash, cash equivalents and restricted cash at end of year	$206	$170	$151

The following table presents the Company’s cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:
Cash and cash equivalents	$206	$168	$151
Restricted cash classified within Prepaid expenses and other current assets	—	2	—
Cash, cash equivalents and restricted cash	$206	$170	$151

Non-cash investing activities and supplemental cash flow information:
Additions to property, plant and equipment included in Accounts payable and accrued liabilities	24	$41	$29
Income taxes paid	129	$93	$71
Interest paid	46	$41	$48

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2019	57,081	$52	$—	$1,337	$(391)	$998	$136	$1,134
Net income (loss)				(238)		(238)	17	(221)
Adoption of accounting standards				3	(3)			—
Total other comprehensive income (loss)					43	43	5	48
Cash dividends declared to noncontrolling interests						—	(35)	(35)
Cash dividends declared to common stockholders, $1.40 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	330	2	1			3		3
Share-based compensation			9			9		9
Purchase and retirement of common stock	(944)	(1)	(10)	(33)		(44)		(44)
Balance at September 30, 2020	56,467	53	—	989	(351)	691	123	814
Net income (loss)				250		250	36	286
Total other comprehensive income (loss)					62	62	7	69
Cash dividends declared to noncontrolling interests						—	(23)	(23)
Cash dividends declared to common stockholders, $1.40 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	317	—	6			6		6
Share-based compensation			21			21		21
Purchase and retirement of common stock	(57)	—	(3)			(3)		(3)
Balance at September 30, 2021	56,727	53	24	1,159	(289)	947	143	1,090
Net income (loss)				209		209	34	243
Total other comprehensive income (loss)					(150)	(150)	(15)	(165)
Cash dividends declared to noncontrolling interests						—	(28)	(28)
Cash dividends declared to common stockholders, $1.48 per share				(84)		(84)		(84)
Issuance of stock under equity compensation plans	359	—	6			6		6
Share-based compensation			23			23		23
Purchase and retirement of common stock	(837)	(1)	(52)	—		(53)		(53)
Balance at September 30, 2022	56,249	$52	$1	$1,284	$(439)	$898	$134	$1,032

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cabot and its wholly-owned subsidiaries and majority-owned and controlled subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none in the periods presented. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2022, has determined that they are readily convertible to cash.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At September 30, 2022 and 2021, Cabot had equity affiliate investments of $20 million and $40 million, respectively. Dividends declared and received from these investments were $1 million, $5 million and $3 million in fiscal 2022, 2021 and 2020, respectively.

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

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds, and battery materials product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of September 30, 2022.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. The fair value is also benchmarked against the value calculated from a market approach using the guideline public company method. Based on the Company’s most recent annual goodwill impairment test performed as of August 31, 2022, the fair values of the Reinforcement Materials, fumed metal oxides, specialty compounds, and battery materials reporting units were substantially in excess of their carrying values.

Long-lived Assets Impairment

The Company’s long-lived assets primarily include property, plant and equipment, and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Cabot capitalizes interest costs when they are part of the cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2022, 2021 and 2020, Cabot capitalized $3 million, $1 million and $2 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. In certain instances, Cabot has not recorded a reserve for AROs because the timing of disposal of the underlying asset is unknown. The ARO reserves were $10 million and $19 million at September 30, 2022 and 2021, respectively. The decrease was primarily driven by the sale of the Purification Solutions business. The ARO balances are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

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

Unrealized currency translation adjustments (“CTA”) are included as a separate component of Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; (ii) income taxes upon future repatriation of unremitted earnings from non-U.S. subsidiaries that are not indefinitely reinvested; and (iii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included within the CTA component of Other comprehensive income (loss). In fiscal 2022, 2021 and 2020, net foreign currency transaction loss of $13 million, $6 million, and $6 million, respectively, is included in Other income (expense) in the Consolidated Statements of Operations.

Share Repurchases

Periodically, Cabot repurchases shares of the Company’s common stock in the open market or in privately negotiated transactions under the authorization approved by the Board of Directors. The Company retires the repurchased shares and records the excess of the purchase price over par value to additional paid-in capital (“APIC”) until such amount is reduced to zero and then charges the remainder against retained earnings.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of fixed rate long-term debt, which is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuations take into account the ability of the financial counterparty to perform and the Company’s own credit risk.

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

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes. These notes totaled $8 million and $5 million as of September 30, 2022 and 2021, respectively, and are included in Accounts and notes receivable on the Company’s Consolidated Balance Sheets. Cabot periodically sells a portion of these bank notes and other customer receivables at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with these notes or other customer receivables after the sale. The difference between the proceeds from the sale and the carrying value of these assets is recognized as a loss on the sale of receivables and is included in Other income (expense) in the accompanying Consolidated Statements of Operations. During fiscal year 2022, 2021, and 2020, the Company recorded charges of $3 million, $2 million, and $2 million, respectively, for the sale of these assets.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued a new standard on Reference Rate Reform, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. As outlined in Note I, Debt and Other Obligations, the Company amended and restated credit agreements to align with the customary LIBOR replacement language. As such, the application of the expedients did not have an impact on the Consolidated Financial Statements.

In August 2022, the U.S. government enacted the Inflation Reduction Act which, among other things, provides for a 1% excise tax on stock repurchases. The Company is currently evaluating the provisions of the act but does not anticipate these provisions will have a material effect on its Consolidated Financial Statements, or its share repurchase program.

In November 2022, the FASB issued a new standard on the disclosure of supplier financing programs.  The new standard requires qualitative and quantitative disclosure as to the nature and potential magnitude of such programs in addition to program activity and changes for the periods presented.  The standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted.  The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on its Consolidated Financial Statements.

Note C. Acquisitions

Tokai Carbon (Tianjin) Co.

On February 28, 2022, the Company purchased 100% of the registered capital of Tokai Carbon (Tianjin) Co., a carbon black manufacturing facility, from Tokai Carbon Group for a net purchase price of $9 million, consisting of cash consideration of $14 million, including customary post-closing adjustments, and net of $5 million of cash acquired.

The final allocation of the purchase price and calculation of the Gain on bargain purchase of a business set forth below was based on estimates of the fair value of assets and liabilities acquired as of February 28, 2022.

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

Shenzhen Sanshun Nano New Materials Co., Ltd

On April 1, 2020, the Company purchased Shenzhen Sanshun Nano New Materials Co., Ltd (“SUSN”), a leading carbon nanotube producer, for a purchase price of $100 million, consisting of: (i) cash consideration of $84 million, net of $1 million acquired (ii) contingent consideration of $3 million paid over the two-year period ending March 31, 2022 upon the satisfaction of certain milestones, and (iii) the assumed debt of $13 million. The debt the Company assumed in the transaction was repaid in June 2020. The operating results of SUSN are included in the results of the Company's Performance Chemicals segment.

Note D. Divestitures

Sale of Purification Solutions Business

On March 1, 2022, the Company completed the sale of its Purification Solutions business, a reporting segment of the Company, to an affiliate of funds advised by One Equity Partners for total expected cash proceeds of approximately $89 million, net of $7 million cash transferred. Upon completion of the sale, the Company received net cash proceeds of $79 million and recorded a receivable for $10 million, which are subject to customary post-closing adjustments. The $10 million receivable is included in Accounts and notes receivable on the Consolidated Balance Sheet at September 30, 2022. The Company expects to settle this receivable in fiscal 2023.

The Company recognized a pre-tax impairment charge of $197 million during the first quarter of fiscal 2022 and a pre-tax loss on sale of the Purification Solutions business of $10 million during fiscal 2022. The total after-tax loss on sale and impairment charge was $171 million for fiscal 2022.

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

Note E. Inventories

Inventories, net of obsolete, unmarketable and slow moving reserves, are as follows:

	September 30
	2022	2021
	(In millions)
Raw materials	$182	$168
Finished goods	427	300
Other(1)	55	55
Total	$664	$523

(1)            Other inventory is comprised of certain spare parts and supplies.

At September 30, 2022 and 2021, total inventory reserves were $9 million and $20 million, respectively.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2022	2021
	(In millions)
Land and land improvements	$75	$114
Buildings	553	575
Machinery and equipment	2,473	2,765
Other	229	241
Construction in progress	224	190
Total property, plant and equipment	3,554	3,885
Less: Accumulated depreciation	(2,284)	(2,509)
Net property, plant and equipment	$1,270	$1,376

Depreciation expense for fiscal 2022, 2021, and 2020 was $140 million, $152 million and $151 million, respectively.

Note G. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the fiscal year ended September 30, 2022 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2021 (1)	$48	$92	$140
Foreign currency impact	(2)	(9)	(11)
Balance at September 30, 2022	$46	$83	$129

(1)

The balance as of September 30, 2021 included $444 million of accumulated impairment losses associated with the goodwill of Purification Solutions segment. There were no accumulated impairment losses associated with the goodwill of the Reinforcement Materials or Performance Chemicals segments.

The following table provides information regarding the Company’s intangible assets with finite lives:

	September 30, 2022			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Developed technologies	$34	$(8)	$26	$62	$(12)	$50
Trademarks	2	(1)	1	11	(1)	10
Customer relationships	59	(23)	36	60	(20)	40
Total intangible assets	$95	$(32)	$63	$133	$(33)	$100

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of 17 years. Amortization expense for fiscal 2022, 2021 and 2020 was $6 million, $8 million and $7 million, respectively, and is included in Cost of sales, Selling and administrative expenses, and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2022	2021
	(In millions)
Accounts payable	$533	$480
Accrued employee compensation	66	75
Other accrued liabilities	108	112
Total	$707	$667

Other long-term liabilities consist of the following:

	September 30
	2022	2021
	(In millions)
Employee benefit plan liabilities	$51	$80
Operating lease liabilities	83	84
Other accrued liabilities	100	115
Total	$234	$279

Note I. Debt and Other Obligations

Short-term Borrowings

Commercial Paper— The Company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding and the amounts borrowed under the revolving credit facility may not exceed the borrowing capacity of $1 billion under the revolving credit facility. The proceeds from the issuance of the commercial paper have been used for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The revolving credit facility is available to repay the outstanding commercial paper, if necessary.

There was an outstanding balance of commercial paper of $322 million as of September 30, 2022 with a weighted average interest rate of 3.35% and an outstanding balance of $71 million as of September 30, 2021 with a weighted average interest rate of 0.15%.

Line of credit— Cabot’s subsidiary in China entered into a short-term line of credit with a fixed interest rate of 3.7% to support the working capital needs at its Xingtai facility. The outstanding balance as of September 30, 2022 was $25 million. This line of credit was established March 1, 2022 and matures February 28, 2023.

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2022	2021
	(In millions)
Variable Rate Debt:
Revolving Credit Facility, expires fiscal 2026	$—	$—
Revolving Credit Facility - Euro, expires fiscal 2024	114	134
Total variable rate debt	114	134
Fixed Rate Debt:
3.7% Notes due fiscal 2022	—	350
3.4% Notes due fiscal 2026	250	250
4.0% Notes due fiscal 2029	300	300
5.0% Notes due fiscal 2032	400	—
Medium Term Notes:
Notes due fiscal 2022, 8.34% — 8.47%	—	15
Notes due fiscal 2028, 6.57% — 7.28%	8	8
Total Medium Term Notes	8	23
Chinese Renminbi Debt, due fiscal 2023, 4.35%	4	4
Total fixed rate debt	962	927
Finance lease obligations (Note R)	29	33
Unamortized debt issuance costs and debt discount	(9)	(4)
Total debt	1,096	1,090
Less current portion of long-term debt	(7)	(373)
Total long-term debt	$1,089	$717

Revolving Credit Facility, expiring fiscal 2026— In August 2021, the Company entered into a revolving credit agreement (the “U.S. Credit Agreement”) with a loan commitment not to exceed $1 billion. The U.S. Credit Agreement supports the Company’s issuance of commercial paper, and borrowings under it may be used for working capital, letters of credit and other general corporate purposes.  Outstanding commercial paper balances reduce the amount available for borrowing under the U.S. Credit Agreement, which was $678 million as of September 30, 2022. The U.S. Credit Agreement, which matures on August 6, 2026, subject to a one one-year option to extend the maturity, exercisable on or prior to August 6, 2023, contains affirmative and negative covenants, the financial debt covenant described below, and annual sustainability performance targets related to the Company’s reduction in its nitrogen oxide and sulfur dioxide emissions intensity, the achievement of which may adjust pricing under the U.S. Credit Agreement. The borrowing rate is currently based on LIBOR, plus a Cabot-specific spread based on the Company’s credit rating and achievement on the annual sustainability performance targets. As a result of meeting the annual sustainability performance targets, the commitment fee and borrowing rate will be reduced by 0.01% and 0.05%, respectively, effective from August 2022 through August 2023.

Revolving Credit Facility-Euro, expiring fiscal 2024—In May 2019, several subsidiaries entered into a revolving credit agreement (the “Euro Credit Agreement”) with a loan commitment not to exceed 300 million Euros. The amount available for borrowing under this revolving credit agreement was $178 million as of September 30, 2022, and the weighted average interest rate on the outstanding balance during the year was 1.82%. The borrowing rate is currently based on LIBOR, plus a Cabot-specific spread based on the Company’s credit rating. The revolving credit agreement, which matures on the earlier of (i) May 22, 2024 and (ii) the date of maturity, termination or expiration of the corporate revolving credit facility, may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of the Company’s foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company. The Company paid debt issuance costs of $1 million upon entering the agreement, which are being amortized over the life of the revolver.

Effective October 19, 2021, the same subsidiaries amended and restated the Euro Credit Agreement to align with the customary LIBOR replacement language and the financial leverage test covenant adopted in the U.S. Credit Agreement. The amount of the loan commitment, maturity date, acceptable use of funds, and guarantee by the Company are unchanged from the prior agreement.

Debt Covenants— As of September 30, 2022, Cabot was in compliance with the financial debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lessor of (i) unrestricted cash and cash equivalents and (ii) $150 million.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of both September 30, 2022 and 2021.

3.7% Notes due fiscal 2022—In June 2022, Cabot settled $350 million in unsecured notes with a coupon of 3.7% that were scheduled to mature on July 15, 2022.

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

4.0% Notes due fiscal 2029—In June 2019, Cabot issued $300 million in registered, unsecured, notes with a coupon of 4.0% that mature on July 1, 2029. Interest is payable under the notes semi-annually on January 1 and July 1. The net proceeds of this offering were $296 million after deducting discounts and issuance costs of $1 million and $3 million, respectively, which were paid at issuance and are being amortized over the life of the notes.

5.0% Notes due fiscal 2032—In June 2022, Cabot issued $400 million in unsecured notes with a coupon of 5% that mature on June 30, 2032.  Interest is payable semi-annually on June 30 and December 30, commencing on December 30, 2022.  The net proceeds of this offering were $394 million after deducting discounts and issuance costs, each of which were $3 million, which were paid at issuance and are being amortized over the life of the notes.

Medium Term Notes—At September 30, 2022 and 2021, there were $8 million and $23 million, respectively, of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 5 years with a weighted average interest rate of 7.24%.

Finance Lease obligations—See Note R for a discussion of the Company’s leases.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented separately in Note R, due in each of the five years from fiscal 2023 through 2027 and thereafter are as follows:

Years Ending September 30	Principal Payments on Long-Term Debt
(In millions)
2023	$4
2024	114
2025	—
2026	250
2027	—
Thereafter	708
Total	$1,076

Standby letters of credit—At September 30, 2022, the Company had provided standby letters of credit that were outstanding and not drawn totaling $7 million, which expire through fiscal 2024.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2022 or 2021.

At both September 30, 2022 and 2021, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Each of these financial asset and liability categories is classified as Level 1 within the fair value hierarchy.

At both September 30, 2022 and 2021, Cabot had derivatives relating to foreign currency risks carried at fair value. At September 30, 2022 and 2021, the fair value of these derivatives was a net asset of $28 million and $3 million, respectively, and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At September 30, 2022 and 2021, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets, was $8 million and $10 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.06 billion, respectively, as of September 30, 2022 and $1.06 billion and $1.13 billion, respectively, as of September 30, 2021. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2022 and 2021.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot may enter into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. As of both September 30, 2022 and 2021, there were no derivatives held to manage interest rate risk.

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

The following table provides details of the derivatives held as of September 30, 2022 and 2021 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2022	September 30, 2021	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts(1)	N/A	USD 42 million	USD 48 million	No designation

(1)	At both September 30, 2022 and 2021, Cabot’s forward foreign exchange contracts were denominated in Indonesian rupiah and Czech koruna.

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

The Company has cross-currency swaps with a notional amount of $250 million, which are designated as hedges of its net investments in certain Euro denominated subsidiaries. Cash settlements occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. During fiscal 2022, 2021 and 2020 the Company received net cash interest of $4 million, $3 million and $4 million, respectively. As of September 30, 2022, the fair value of these swaps was an asset of $29 million and was included in Prepaid expenses and other current assets and Other assets, and the cumulative gain of $32 million was included in AOCI on the Consolidated Balance Sheets. As of September 30, 2021, the fair value of these swaps was an asset of $3 million and was included in Prepaid expenses and other current assets and Other assets, and the cumulative gain of $6 million was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Years Ended September 30
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Description	Gain/(Loss) Recognized in AOCI			(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations			(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$30	$7	$1	$(6)	$(5)	$(5)	$2	$2	$2

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

At September 30, 2022, the fair value of derivative instruments not designated as hedges was less than $1 million and was presented in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. At September 30, 2021, the fair value of derivative instruments not designated as hedges was less than $1 million and was presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

During fiscal 2022, the Company recorded additional expenses of $6 million, primarily related to additional clean-up costs, and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds as the Company expects insurance proceeds in excess of the total incurred costs and policy deductibles. The flood-related expenses and loss recoveries are both included within Cost of sales in the Consolidated Statements of Operations in fiscal 2021 and 2022.

During fiscal 2022 and 2021, the Company received insurance proceeds of $11 million and $8 million, respectively. In fiscal 2022, this amount included $10 million in Cash provided by operating activities and $1 million in Cash provided by investing activities in the Consolidated Statements of Cash Flows. In fiscal 2021, this amount included $6 million in Cash provided by operating activities and $2 million in Cash provided by investing activities in the Consolidated Statements of Cash Flows. At September 30, 2022 and 2021, the receivable for insurance recoveries was $4 million and $9 million, respectively, and is included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

Franklin, Louisiana

 In August 2021, the Company’s specialty carbons and reinforcing carbons manufacturing facility in Franklin, Louisiana experienced an unplanned plant outage due to equipment failure.  During fiscal 2022, the Company received insurance proceeds of $8 million for business interruption.  These proceeds were included within Cost of sales in the Consolidated Statements of Operations and in Cash Provided by operating activities in the Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2022.

Note M. Employee Benefit Plans

The information below provides detail concerning the Company’s benefit obligations under the defined benefit and postretirement benefit plans it sponsors.

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $2 million for the U.S. defined benefit plan and $125 million for the foreign plans as of September 30, 2022 and $3 million for the U.S. defined benefit plans and $209 million for the foreign plans as of September 30, 2021. The remaining U.S. defined benefit plan is the frozen Supplemental Cash Balance Plan.

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2022		2021		2022		2021
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$3	$221	$99	$231	$25	$19	$27	$20
Service cost	—	4	—	6	—	—	—	—
Interest cost	—	4	—	3	—	1	—	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(27)	—	6	—	(2)	—	1
(Gain) loss from changes in actuarial assumptions and plan experience	(1)	(43)	(1)	(11)	(4)	(5)	—	(2)
Benefits paid	—	(9)	(3)	(8)	(3)	—	(2)	(1)
Settlements or curtailments	—	(2)	(92)	(8)	(2)	—	—	—
Divestiture of a business	—	(16)	—	—	—	—	—	—
Other	—	—	—	1	—	—	—	—
Benefit obligation at end of year	$2	$133	$3	$221	$16	$13	$25	$19

	Years Ended September 30
	2022		2021		2022		2021
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$217	$96	$204	$—	$—	$—	$—
Actual return on plan assets	—	(35)	1	14	—	—	—	—
Employer contribution	—	5	—	7	5	—	2	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(24)	—	7	—	—	—	—
Benefits paid	—	(9)	(3)	(8)	(3)	—	(2)	(1)
Settlements or curtailments	—	(2)	(92)	(8)	(2)	—	—	—
Expenses paid from assets	—	—	—	—	—	—	—	—
Divestiture of a business	—	(18)	—	—	—	—	—	—
Other	—	—	(2)	—	—	—	—	—
Fair value of plan assets at end of year	$—	$135	$—	$217	$—	$—	$—	$—
Funded status	$(2)	$2	$(3)	$(4)	$(16)	$(13)	$(25)	$(19)
Recognized asset (liability)	$(2)	$2	$(3)	$(4)	$(16)	$(13)	$(25)	$(19)

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	2022		2021		2020
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	5.5%	4.5%	2.2%	2.1%	3.1%	1.7%
Rate of increase in compensation	3.0%	3.0%	N/A	2.9%	N/A	3.0%
Cash balance interest credit rate	2.0%	2.0%	2.0%	1.7%	0.9%	1.7%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	2.2%	2.1%	2.5%	1.7%	2.6%	1.8%
Discount rate - service cost	N/A	2.0%	N/A	1.7%	N/A	1.8%
Discount rate - interest cost	1.6%	1.7%	1.4%	1.4%	2.6%	1.6%
Expected long-term rate of return on plan assets	N/A	3.5%	N/A	4.6%	2.5%	5.2%
Rate of increase in compensation	N/A	2.9%	N/A	3.0%	N/A	3.0%
Cash balance interest credit rate	2.0%	1.7%	2.1%	1.7%	0.9%	1.9%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	2022		2021		2020
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	5.6%	5.1%	2.4%	2.8%	2.1%	2.4%
Initial health care cost trend rate(1)	—%	6.8%	5.5%	6.9%	6.0%	6.9%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	2.4%	2.8%	2.1%	2.4%	2.9%	2.4%
Discount rate - service cost	1.7%	3.5%	1.5%	3.0%	2.6%	2.9%
Discount rate - interest cost	1.6%	2.5%	1.4%	2.1%	2.5%	2.3%
Initial health care cost trend rate	5.5%	6.9%	6.0%	6.9%	6.5%	6.9%

(1)           The Initial health care cost trend rate is set at zero for the 2022 U.S. plan assumptions in light of the expected downward adjustment the U.S. government is expected to make to the 2023 Medicare Part B premiums.

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

Amounts recognized in the Consolidated Balance Sheets at September 30, 2022 and 2021 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2022		2021		2022		2021
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Other assets	$—	$26	$—	$35	$—	$—	$—	$—
Accounts payable and accrued liabilities	$—	$(1)	$(1)	$(1)	$(2)	$(1)	$(3)	$(1)
Other liabilities	$(2)	$(23)	$(2)	$(38)	$(14)	$(12)	$(22)	$(18)

Amounts recognized in AOCI at September 30, 2022 and 2021 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2022		2021		2022		2021
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net actuarial (gain) loss	$—	$23	$1	$20	$(6)	$(4)	$(4)	$2
Net prior service credit	—	(1)	—	—	—	—	—	—
Balance in accumulated other comprehensive (income) loss, pretax	$—	$22	$1	$20	$(6)	$(4)	$(4)	$2

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2023 to 2032:

	Pension Benefits		Postretirement Benefits
Years Ending September 30	U.S.	Foreign	U.S.	Foreign
	(In millions)
2023	$—	$8	$2	$1
2024	$—	$10	$2	$1
2025	$—	$9	$2	$1
2026	$—	$9	$2	$1
2027	$—	$10	$2	$1
2028 - 2032	$1	$47	$6	$4

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be $3 million in fiscal 2023. The Company expects to contribute $4 million to its pension plans in fiscal 2023.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2022		2021		2020		2022		2021		2020
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$4	$—	$6	$1	$5	$—	$—	$—	$—	$—	$—
Interest cost	—	4	—	3	4	3	—	1	—	1	1	—
Expected return on plan assets	—	(6)	—	(10)	(3)	(9)	—	—	—	—	—	—
Amortization of net losses	—	1	—	3	—	3	—	—	—	—	(1)	1
Settlements or Curtailments cost	—	—	4	1	3	1	(1)	—	—	—	—	—
Other	—	—	—	2	—	—	—	—	—	—	—	—
Net periodic (benefit) cost	$—	$3	$4	$5	$5	$3	$(1)	$1	$—	$1	$—	$1

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows:

	Years Ended September 30
	2022		2021		2020		2022		2021		2020
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net (gains) losses	$—	$(2)	$(2)	$(15)	$(4)	$8	$(4)	$(4)	$—	$(2)	$1	$(1)
Prior service (credit) cost	—	—	—	(1)	—	—	—	—	—	—	—	—
Amortization of prior unrecognized loss	—	(1)	—	(3)	—	(3)	—	—	—	—	1	(1)
Loss on divestiture	—	(2)	—	—	—	—			—	—	—	—
(Loss) gain on settlements	—	—	(4)	(1)	(3)	(1)	1	—	—	—	—	—
Net changes recognized in Total other comprehensive (income) loss (1)	$—	$(5)	$(6)	$(20)	$(7)	$4	$(3)	$(4)	$—	$(2)	$2	$(2)

(1)

The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax benefit of $3 million, a tax benefit of $8 million, and a tax provision of less than $1 million for fiscal 2022, 2021, and 2020, respectively.

 Plan Assets

The Company’s foreign defined benefit pension plans weighted-average asset allocations at September 30, 2022 and 2021 by asset category, are as follows:

	September 30
	2022	2021
Equity securities	20%	21%
Debt securities	68%	73%
Real estate	7%	2%
Cash and other securities	5%	4%
Total	100%	100%

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

Cabot’s investment strategy for each of its foreign defined benefit plans is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high-quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the foreign plans is 18% in equity, 67% in fixed income, 11% in real estate, and 4% in cash and other securities.

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

The fair value of the Company’s pension plan assets at September 30, 2022 and 2021 by asset category is as follows:

	September 30
	2022			2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Cash	$1	$—	$1	$—	$—	$—
Direct investments:
U.S government bonds	—	—	—	—	—	—
U.S. corporate bonds	—	—	—	—	—	—
Non-U.S. equities	4	—	4	4	—	4
Non-U.S. government bonds	1	—	1	2	—	2
Non-U.S. corporate bonds	2	—	2	3	—	3
Mortgage backed securities	—	1	1	—	1	1
Other fixed income	1	—	1	1	—	1
Total direct investments	8	1	9	10	1	11
Investment funds:
Equity funds(1)	—	23	23	—	42	42
Fixed income funds(2)	—	86	86	—	155	155
Real estate funds(3)	—	9	9	—	3	3
Cash equivalent funds	1	—	1	1	—	1
Other investment funds	—	1	1	—	—	—
Total investment funds	1	119	120	1	200	201
Alternative investments:
Insurance contracts(4)	—	5	5	—	5	5
Other alternative investments	—	—	—	—	—	—
Total alternative investments	—	5	5	—	5	5
Total pension plan assets	$10	$125	$135	$11	$206	$217

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

 Defined Contribution Plans

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Cabot recognized expenses related to these plans of $15 million in fiscal 2022, $18 million in fiscal 2021, and $19 million in fiscal 2020.

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

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The awards made in fiscal 2022, 2021 and 2020 consist of grants of stock options, time-based restricted stock units, and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

Stock-based employee compensation expense was $22 million, $20 million and $9 million, after tax, for fiscal 2022, 2021 and 2020, respectively.

The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Cost of sales	$3	$2	$1
Selling and administrative expenses	18	17	7
Research and technical expenses	2	2	1
Stock-based compensation expense	23	21	9
Income tax benefit	(1)	(1)	—
Net stock-based compensation expense	$22	$20	$9

As of September 30, 2022, Cabot had $24 million and $3 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately one year for restricted stock units and options.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2022:

	Stock Options		Restricted Stock Units
	Total Options (4)	Weighted Average Exercise Price	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2021	1,476	$48.36	859	$45.82
Granted	242	$58.27	280	$58.72
Performance-based adjustment(2)	—	$—	122	$48.66
Exercised / Vested	(136)	$47.52	(213)	$49.35
Cancelled / Forfeited	(8)	$62.24	(36)	$46.85
Outstanding at September 30, 2022(3)	1,574	$49.89	1,012	$48.95
Exercisable at September 30, 2022	923	$50.31

(1)

The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)	Represents the net incremental number of shares issuable upon vesting of performance-based restricted stock units based on the Company’s actual financial performance metrics for fiscal 2022.
(3)	Stock options outstanding include options vested and expected to vest in the future and have a weighted average remaining contractual life of 6.81 years.
(4)	Unvested stock options were approximately 651,000 and 745,000 at September 30, 2022 and 2021 and their weighted average grant date fair values were $49.30 and $45.24, respectively.

Stock Options

As of September 30, 2022, the aggregate intrinsic value for all options outstanding and options exercisable was $22 million. The intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $4 million, $2 million, and nominal, respectively, and the Company received cash of $6 million, $5 million and $1 million, respectively, from these exercises. The Company recognized immaterial tax benefits in fiscal 2022, 2021, and 2020 from the exercise of stock options which were included in (Provision) benefit for income taxes within the Consolidated Statements of Operations.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2022, 2021 and 2020 was $15.95, $9.69, and $10.68 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2022	2021	2020
Expected stock price volatility	35%	36%	28%
Risk free interest rate	1.4%	0.6%	1.9%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.40	$1.40	$1.40

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2022, 2021 and 2020 was $58.72, $41.92, and $49.36, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vesting) that vested during fiscal 2022, 2021 and 2020 was $13 million, $8 million and $13 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees when the retirement plan limits established under the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 103,000 and 77,000 shares of Cabot common stock as of September 30, 2022 and 2021, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which was immaterial as of September 30, 2022 and 2021, was included in Other liabilities and marked-to-market quarterly.

Note O. Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI, net of tax, are as follows for fiscal 2021 and 2022:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at September 30, 2020 attributable to Cabot Corporation	$(307)	$(44)	$(351)
Other comprehensive income (loss) before reclassifications	52	20	72
Amounts reclassified from AOCI	(3)	—	(3)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7	—	7
Balance at September 30, 2021 attributable to Cabot Corporation	(265)	(24)	(289)
Other comprehensive income (loss) before reclassifications	(208)	12	(196)
Amounts reclassified from AOCI	29	2	31
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(15)	—	(15)
Balance at September 30, 2022 attributable to Cabot Corporation	$(429)	$(10)	$(439)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for fiscal 2022, 2021 and 2020 are as follows:

	Affected Line Item in the Consolidated	Years Ended September 30
	Statements of Operations	2022	2021	2020
		(In Millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(6)	$(5)	$(5)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	2	2	2
Release of current translation adjustment	Loss on sale of business and asset impairment charge	33	—	—
Pension and other postretirement benefit liability adjustment
Release of actuarial losses and prior service cost (credits)	Loss on sale of business and asset impairment charge	2	—	—
Amortization of actuarial losses and prior service cost (credit)	Net Periodic Benefit Cost - see Note M for details	1	3	3
Settlement and curtailment loss (gain)	Net Periodic Benefit Cost - see Note M for details	(1)	5	4
Total before tax		$31	$5	$4

Note P. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (“EPS”) computations:

	Years Ended September 30
	2022	2021	2020
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$209	$250	$(238)
Less: Dividends and dividend equivalents to participating securities	1	1	—
Less: Undistributed earnings allocated to participating securities(1)	2	2	—
Earnings (loss) allocated to common shareholders (numerator)	$206	$247	$(238)

Weighted average common shares and participating securities outstanding	57.4	57.5	57.3
Less: Participating securities(1)	0.9	0.8	0.7
Adjusted weighted average common shares (denominator)	56.5	56.7	56.6

Per share amounts—basic:
Net income (loss) attributable to Cabot Corporation	$3.65	$4.35	$(4.21)

Diluted EPS:
Earnings (loss) allocated to common shareholders	$206	$247	$(238)
Plus: Earnings allocated to participating securities	3	3	—
Less: Adjusted earnings allocated to participating securities(2)	3	3	—
Earnings (loss) available to common shares (numerator)	$206	$247	$(238)

Adjusted weighted average common shares outstanding	56.5	56.7	56.6
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.1	—
Adjusted weighted average common shares (denominator)	56.9	56.8	56.6

Per share amounts—diluted:
Net income (loss) attributable to Cabot Corporation	$3.62	$4.34	$(4.21)

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$209	$250	$(238)
Less: Dividends declared on common stock	84	80	80
Less: Dividends and dividend equivalents to participating securities	1	1	—
Undistributed earnings (loss)	$124	$169	$(318)
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$122	$167	$(318)
Undistributed earnings allocated to participating securities	2	2	—
Undistributed earnings (loss)	$124	$169	$(318)

(2)	Undistributed earnings (loss) are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; and (ii) assumed issuance of shares to employees pursuant to the Company’s Deferred Compensation and Supplemental Retirement Plan. For fiscal 2022, 2021, and 2020, respectively, 214,180, 525,131, and 1,821,018 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note Q. Income Taxes

Income from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Domestic	$(20)	$(73)	$(274)
Foreign	355	479	241
Income from continuing operations before income taxes and equity in earnings of affiliated companies	$335	$406	$(33)

Tax provision (benefit) for income taxes consisted of the following:

	Years Ended September 30
	2022	2021	2020
	(In millions)
U.S. federal and state:
Current	$7	$11	$(1)
Deferred	2	(1)	139
Total	9	10	138
Foreign:
Current	135	103	62
Deferred	(42)	10	(9)
Total	93	113	53
Provision (benefit) for income taxes	$102	$123	$191

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Computed tax expense at the federal statutory rate	$70	$85	$(7)
Foreign impact of taxation at different rates, repatriation, valuation allowance, and other	38	8	4
Global Intangible Low Taxed Income (GILTI)	23	18	(4)
Purification Solutions business divestiture	(179)	—	—
Impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act of 2020	—	10	(10)
Impact of increase (decrease) in valuation allowance on U.S. deferred taxes	160	(1)	228
U.S. and state benefits from research and experimentation activities	(2)	(2)	(2)
Provision (settlement) of unrecognized tax benefits	1	1	(7)
Permanent differences, net	10	7	—
State taxes, net of federal effect	(19)	(3)	(11)
Provision (benefit) for income taxes	$102	$123	$191

Significant components of deferred income taxes were as follows:

	September 30
	2022	2021
	(In millions)
Deferred tax assets:
Deferred expenses	$10	$14
Intangible assets	39	38
Inventory	15	13
Operating lease liability	21	21
Other	32	18
U.S. federal interest expense carryforward	33	24
Pension and other benefits	29	32
Net operating loss carryforwards	224	257
Capital loss carryforwards	137	—
Foreign tax credit carryforwards	55	48
R&D credit carryforwards	47	46
Other business credit carryforwards	20	24
Subtotal	662	535
Valuation allowance	(580)	(470)
Total deferred tax assets	$82	$65

	September 30
	2022	2021
	(In millions)
Deferred tax liabilities:
Property, plant and equipment	$(59)	$(47)
Right of use asset	(21)	(20)
Unremitted earnings of non-U.S. subsidiaries	(22)	(18)
Total deferred tax liabilities	$(102)	$(85)

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

In determining the recoverability of its U.S. deferred tax assets, the Company considered its cumulative loss incurred over the three-year period ended September 30, 2022. Such objective negative evidence limits the Company’s ability to consider other subjective evidence, such as its projections for future growth. Given the weight of objectively verifiable historical losses from the Company's U.S. operations, the Company recorded a valuation allowance on all of its U.S. deferred tax assets resulting in a charge of $228 million during the fourth quarter of fiscal 2020. The Company has maintained a valuation allowance on all of its U.S. deferred tax assets at September 30, 2022. The Company expects to continue to record a valuation allowance against these assets until sufficient positive evidence exists to support its reversal.

The valuation allowance increased by $110 million in fiscal 2022 compared to fiscal 2021, primarily due to the tax loss related to the divestiture of the Purification Solutions business. The valuation allowance decreased by $11 million in fiscal 2021 compared to fiscal 2020 primarily due to the expiration of NOLs.

After the valuation allowance, approximately $20 million of foreign NOLs and less than $1 million of other tax credit carryforwards remained at September 30, 2022. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose.

The following table provides detail surrounding the expiration dates of NOLs, capital loss and other tax credit carryforwards before valuation allowances:

Years Ending September 30	NOLs/Capital Losses	Credits
	(In millions)
2023 - 2029	$1,142	$26
2030 and thereafter	227	94
Indefinite carryforwards	723	2
Total	$2,092	$122

As of September 30, 2022, provisions have not been made for non-U.S. withholding taxes or other applicable taxes on $1,405 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to non-U.S. withholding taxes and other applicable taxes if they were remitted to the U.S.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2022, the total amount of unrecognized tax benefits was $159 million, of which $6 million was recorded in Other liabilities in the Consolidated Balance Sheet, $16 million was offset against deferred tax assets and $137 million related to the character of a portion of the tax loss from the Purification Solutions business divestiture. In addition, accruals of $4 million have been recorded for penalties and interest, as of September 30, 2022. Total penalties and interest recorded in the tax provision in the Consolidated Statements of Operations was $2 million in fiscal 2022 and $1 million in both fiscal 2021 and 2020. If the unrecognized tax benefits were recognized as of September 30, 2022, there would be $22 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2022, 2021 and 2020 is as follows:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Balance at beginning of the year	$21	$23	$27
Additions based on tax positions related to the current year	138	1	2
Additions for tax positions of prior years	2	—	2
Reductions of tax positions of prior years	(1)	(2)	(1)
Reductions related to settlements	—	—	(5)
Reductions from lapse of statute of limitations	(1)	(1)	(2)
Balance at end of the year	$159	$21	$23

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

We are subject to taxation in the United States and various states and foreign jurisdictions. The 2019 through 2021 tax years generally remain subject to examination by the IRS and various tax years from 2009 through 2021 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2005 through 2021 remain subject to examination by their respective tax authorities.

Note R. Leases

The Company determines if an arrangement is a lease at inception. The Company considers a contract to be or to contain a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.

A lease liability is recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate based on credit-adjusted and term-specific discount rates, using a third-party yield curve. A right of use (“ROU”) asset is recorded and recognized at commencement at the lease liability amount, including initial direct costs incurred, and is reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and seventeen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. The Company’s land leases have remaining lease terms up to seventy-nine years.

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

The components of the Company’s lease costs were as follows:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Operating lease cost	$23	$25	$32
Finance lease cost	6	7	6
Total lease cost	$29	$32	$38

Included within operating lease costs are short-term lease costs, which were  $5 million in both fiscal 2022 and 2021 and $6 million in fiscal 2020, and variable lease costs, which were $1 million in each of fiscal 2022, 2021, and 2020.

Supplemental cash flow information related to the Company’s leases was as follows:
	Years Ended September 30
	2022	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17	$20	$25
Operating cash flows from finance leases	2	2	2
Financing cash flows from finance leases	4	3	3
Right-of-use assets obtained in exchange for new operating lease liabilities	$14	$6	$14
Right-of-use assets obtained in exchange for new finance lease liabilities	$1	$4	$24

Supplemental balance sheet information related to the Company’s leases was as follows:

Description	Balance Sheet Classification	September 30, 2022	September 30, 2021
		(In millions)
Lease ROU assets:
Operating	Other assets	$96	$90
Finance	Net property, plant and equipment	41	44
Total lease ROU assets		$137	$134

Lease liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$14	$14
Finance	Current portion of long-term debt	3	4
Long-term:
Operating	Other liabilities	83	84
Finance	Long-term debt	26	29
Total lease liabilities		$126	$131

The following table presents the weighted-average remaining lease term and discount rates for the Company’s leases:

Description	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years):
Operating leases	15	17
Finance leases	10	11
Weighted-average discount rate:
Operating leases	2.97%	2.41%
Finance leases	5.40%	5.76%

Future minimum lease payments under non-cancelable operating and finance leases as of September 30, 2022 were as follows:

Years Ended September 30	Operating leases	Finance leases
	(In millions)
2023	$16	$5
2024	14	4
2025	13	4
2026	11	4
2027	10	3
2028 and thereafter	51	16
Total lease payments	115	36
Less: imputed interest	18	7
Total	$97	$29

Note S. Commitments and Contingencies

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements were $512 million, $405 million and $258 million during fiscal 2022, 2021 and 2020, respectively. Included in those raw materials purchased are purchases from noncontrolling shareholders of consolidated subsidiaries of $235 million, $135 million and $81 million during fiscal 2022, 2021 and 2020, respectively. Accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2022 and 2021, were $31 million and $14 million, respectively.

For these purchase commitments, the amounts included in the table below are based on market prices as of September 30, 2022 which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Reinforcement Materials	$251	$202	$201	$201	$186	$1,727	$2,768
Performance Chemicals	43	42	36	35	35	233	$424
Total	$294	$244	$237	$236	$221	$1,960	$3,192

The Company has also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $26 million as of September 30, 2022, the majority of which is expected to be paid within the next 5 years.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides stop-loss protection. The self-insured liability in fiscal 2022 for third-party liabilities was $500,000 per accident for auto, $2 million per occurrence for all other, $1 million per accident for U.S. workers’ compensation, and the retention for medical costs in the United States is at most $275,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2022 and 2021, Cabot had $4 million and $5 million, respectively, reserved for environmental matters. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. In both fiscal 2022 and 2021, there was $1 million in Accounts payable and accrued liabilities in the Consolidated Balance Sheets for environmental matters. In fiscal 2022 and fiscal 2021, there was $3 million and $4 million, respectively, in Other liabilities in the Consolidated Balance Sheets for environmental matters. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were $1 million in fiscal 2022, less than $1 million in fiscal 2021, and $1 million in fiscal 2020 and are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $2 million in both fiscal 2022 and fiscal 2021, and $7 million in fiscal 2020. The Company anticipates that expenditures related to these environmental matters will be made over a number of years.

The operation and maintenance component of the reserve for environmental matters was $3 million at September 30, 2022 and $4 million at September 30, 2021.

In November 2013, Cabot entered into a Consent Decree with the EPA and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot has installed technology controls for the reduction of sulfur dioxide and nitrogen oxide emissions at two of its plants and is in the process of installing these controls at the third plant. Cabot is currently in discussions with the EPA and LDEQ to extend its compliance date at the third plant to mid 2024 based upon force majeure events primarily related to the COVID-19 pandemic.

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

The subsidiary transferred the business to Aearo Technologies (“Aearo”) in July 1995. Cabot agreed to have the subsidiary retain certain liabilities associated with exposure to asbestos and silica while using respirators prior to the 1995 transaction so long as Aearo paid, and continues to pay, Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against those liabilities which Cabot’s subsidiary had agreed to retain. The Company anticipates that it will continue to receive payment of the $400,000 fee from Aearo and thereby retain these liabilities for the foreseeable future. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Because of the difficulty in determining when a particular respirator was manufactured, Aearo and Cabot have applied the retention of liabilities under the 1995 agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. On July 26, 2022, Aearo voluntarily filed for Chapter 11 bankruptcy protection with the stated goal of establishing a trust, funded by Aearo and its parent 3M, to satisfy respirator and other unrelated claims determined to be entitled to compensation. The Company will continue to monitor these proceedings for any impact on its liability for respirator claims.

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

Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has periodically engaged, through counsel, the assistance of Gnarus Advisors, LLC (“Gnarus”), a consulting firm in the field of tort liability valuation.

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

In fiscal 2022, the Company recorded a charge of $6 million related to the respirator liability which was included in Selling and administrative expense in the Consolidated Statements of Operations. The charge was primarily due to an increase in the number of CWP claims filed in 2022. As of September 30, 2022 and 2021, the Company had $39 million and $44 million, respectively, reserved for its estimated share of liability for pending and future respirator claims, the majority of which the Company expects to incur over the next ten years. The reserve is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The Company made payments related to its respirator liability of $11 million in fiscal 2022, and $37 million in both fiscal 2021 and fiscal 2020. The majority of the payments in fiscal 2020 and 2021 related to a February 2020 settlement agreement in which Cabot, with certain members of the Payor Group, resolved a large group of claims, including claims alleging serious injury, brought by coal workers in Kentucky and West Virginia represented by common legal counsel.

The Company’s current estimate of the cost of its share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims and developments in the Aearo bankruptcy proceedings, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain members of the Payor Group, or a change in the availability of the indemnity provided by a former owner of AO, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material.

Value-added Tax (“VAT”) Matter

The Company has received assessments from a non-U.S. taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries from 2014 through 2019. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Hearings on these matters are ongoing and it could potentially be a number of years before they are resolved. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between nil and $41 million for these matters, with the amount impacted by any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover from its customers.

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

The Company has two reportable segments: Reinforcement Materials and Performance Chemicals. The Company’s former Purification Solutions business was a separate reportable segment prior to divestiture in the second quarter of fiscal 2022.

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

Reinforcement Materials

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied size, structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Reinforcing carbons (a class of carbon blacks manufactured by Cabot) are used to enhance the physical properties of the systems and applications in which they are incorporated.

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

Performance Chemicals

Performance Chemicals is organized into two businesses: the Company’s Performance Additives business and its Formulated Solutions business. The Company’s Performance Additives business combines its specialty carbons, battery materials, fumed metal oxides and aerogel product lines, and its Formulated Solutions business combines its specialty compounds and inkjet product lines. In Performance Chemicals, the Company designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, inkjet printing, electronics, and consumer products sectors, and applications related to generation, transmission and storage of energy. The Company’s focus areas for growth include conductive carbon additives and other materials for battery applications, and inkjet dispersions for post print corrugated packaging applications.

The net sales from each of these businesses for fiscal 2022, 2021 and 2020 are as follows:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Performance Additives	$1,013	$796	$645
Formulated Solutions	359	352	288
Total Performance Chemicals	$1,372	$1,148	$933

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

 The Company’s battery materials products include its conductive carbon additives and fumed alumina, which are used principally in advanced lead acid and lithium-ion batteries used in electric vehicles. The Company’s conductive carbon additives consist of conductive carbons, carbon nanotubes and carbon nano-structures, and blends of these materials, each of which offers different levels of conductivity and formulation flexibility for battery manufacturers to address performance (energy density, fast charging), cost and safety. In lithium-ion batteries, the Company’s conductive carbon additives are used in both cathode and anode applications to increase energy density by providing a conductive network between active materials.  Fumed alumina is used to reduce cathode material and electrolyte decomposition and improve capacity retention leading to longer cycle life.

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive, construction, microelectronics, batteries, and consumer products industries. These products include adhesives, sealants, cosmetics, batteries, inks, toners, silicone elastomers, coatings, polishing slurries and pharmaceuticals. In addition to its battery application, fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the building and construction industry, the product is used in insulative sprayable plasters and composite building products, as well as translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications, including thermal management for lithium-ion batteries.

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

Purification Solutions

Cabot divested its Purification Solutions business on March 1, 2022.  Refer to Note D for the terms of this transaction.

Financial information by reportable segment is as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total(1)	Unallocated and Other(2), (4)	Consolidated Total
	(In millions)
2022
Revenues from external customers(3)	$2,575	$1,372	$97	$4,044	$277	$4,321
Depreciation and amortization	$70	$72	$3	$145	$1	$146
Equity in earnings of affiliated companies	$4	$5	$1	$10	$—	$10
Income (loss) from continuing operations before income taxes(4)	$408	$234	$—	$642	$(307)	$335
Assets(5)	$1,691	$1,458	$—	$3,149	$376	$3,525
Total expenditures for additions to long-lived assets(6)	$114	$100	$3	$217	$4	$221
2021
Revenues from external customers(3)	$1,781	$1,148	$257	$3,186	$223	$3,409
Depreciation and amortization	$70	$73	$16	$159	$1	$160
Equity in earnings of affiliated companies	$—	$2	$2	$4	$(1)	$3
Income (loss) from continuing operations before income taxes(4)	$329	$211	$10	$550	$(144)	$406
Assets(5)	$1,421	$1,325	$283	$3,029	$277	$3,306
Total expenditures for additions to long-lived assets(6)	$104	$80	$9	$193	$5	$198
2020
Revenues from external customers(3)	$1,256	$933	$253	$2,442	$172	$2,614
Depreciation and amortization	$68	$64	$24	$156	$2	$158
Equity in earnings of affiliated companies	$—	$1	$3	$4	$(1)	$3
Income (loss) from continuing operations before income taxes(4)	$162	$118	$3	$283	$(316)	$(33)
Assets(5)	$1,077	$1,145	$296	$2,518	$263	$2,781
Total expenditures for additions to long-lived assets(6)	$66	$92	$8	$166	$3	$169

(1)	Cabot divested its Purification Solutions business on March 1, 2022. Refer to Note D for the terms of this transaction.
(2)

Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.

(3)

Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other reflects royalties, external shipping and handling fees, the impact of unearned revenue, discounting charges for certain Notes receivable, by-product revenue, and indirect tax settlement credits. Details are provided in the table below.

	Years Ended September 30
	2022	2021	2020
	(In millions)
Shipping and handling fees	$162	$153	$113
By-product sales	122	73	62
Other	(7)	(3)	(3)
Total	$277	$223	$172

(4)

Consolidated Total Income (loss) from continuing operations before income taxes reconciles to Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Total Income (loss) from continuing operations before income taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2022	2021	2020
	(In millions)
Interest expense	$(56)	$(49)	$(53)
Certain items:(a)
Gain on bargain purchase of a business (Note C)	$24	$—	$—
Gain on sale of land	17	—	—
Specialty Fluids divestiture related benefit	5	—	—
Employee benefit plan settlement and other charges (Note M)	1	(4)	(10)
Loss on sale of business and asset impairment charge	(207)	—	—
Legal and environmental matters and reserves (Note S)	(9)	(25)	(54)
Purification Solutions divestiture related charges	(5)	—	—
Acquisition and integration-related charges	(6)	(5)	(5)
Global restructuring activities	(3)	(11)	(19)
Marshall Mine loss on sale and asset impairment charge (Note D)	—	—	(129)
Inventory reserve adjustment	—	—	(2)
Specialty Fluids loss on sale and asset impairment charge	—	—	(1)
Indirect tax settlement credits	—	12	3
Other certain items	—	(1)	(1)
Total certain items, pre-tax	(183)	(34)	(218)
Unallocated corporate costs(b)	(59)	(58)	(41)
General unallocated income (expense)(c)	1	—	(1)
Less: Equity in earnings of affiliated companies, net of tax(d)	10	3	3
Total	$(307)	$(144)	$(316)

(a)	Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT.
(b)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
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

Geographic Information

Revenues from external customers attributable to an individual country, other than the U.S. and China, were not material for disclosure. Revenues from external customers by individual country are summarized as follows:

	Years Ended September 30
	2022	2021	2020
	(In millions)
United States	$842	$668	$581
China	1,129	858	598
Other countries	2,350	1,883	1,435
Total	$4,321	$3,409	$2,614

Each of the Company’s segments operates globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenue from external customers by geographic region.

	Year Ended September 30, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$1,057	$417	$43	$1,517
Asia Pacific	1,009	563	14	1,586
Europe, Middle East and Africa	509	392	40	941
Segment revenues from external customers	2,575	1,372	97	4,044
Unallocated and other				277
Net sales and other operating revenues				$4,321

	Year Ended September 30, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$699	$310	$110	$1,119
Asia Pacific	745	485	34	1,264
Europe, Middle East and Africa	337	353	113	803
Segment revenues from external customers	1,781	1,148	257	3,186
Unallocated and other				223
Net sales and other operating revenues				$3,409

	Year Ended September 30, 2020
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$490	$266	$112	$868
Asia Pacific	529	368	34	931
Europe, Middle East and Africa	237	299	107	643
Segment revenues from external customers	1,256	933	253	2,442
Unallocated and other				172
Net sales and other operating revenues				$2,614

Property, plant and equipment attributable to an individual country, other than the U.S. and China, were not material for disclosure. Property, plant and equipment information by individual country is summarized as follows:

	Years Ended September 30
	2022	2021
	(In millions)
United States	$524	$513
China	333	333
Other countries	413	530
Total	$1,270	$1,376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commitments and Contingencies — Respirator Liabilities — Refer to Note S to the consolidated financial statements

Critical Audit Matter Description

The Company has exposure in connection with a safety respiratory products business previously owned by one of its subsidiaries. The Company has a $39 million reserve as of September 30, 2022, referred to as respirator liabilities. The respirator liabilities are estimated based on management’s assumptions, which include the number of future claims and the estimated cost to resolve pending and future claims.

We identified respirator liabilities related to coal worker’s pneumoconiosis (“CWP”) as a critical audit matter because there is significant uncertainty related to the number of future claims and the estimate of the cost to resolve pending and future claims. The estimation of respirator liabilities related to CWP required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the recorded CWP respirator liabilities as of September 30, 2022.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to respirator liabilities included the following, among others:

•	We tested the effectiveness of controls over the calculation of the respirator liabilities as well as the assumptions and claims data utilized in the calculation.
•

We evaluated the methods and assumptions used by management to estimate the CWP respirator liabilities by utilizing our actuarial specialists to assist with the calculation of an independent estimate of the CWP respirator liabilities and comparing our estimate to the Company’s estimate.

•	We assessed the appropriateness of the disclosures in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 23, 2022

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 23, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tokai Carbon (Tianjin) Co., which was acquired on February 28, 2022 and whose financial statements reflect total assets and revenues constituting 1% and less than 1%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2022. Accordingly, our audit did not include the internal control over financial reporting at Tokai Carbon (Tianjin) Co.

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

November 23, 2022

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based on that evaluation, Cabot’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded from its assessment the internal control over financial reporting at Tokai Carbon (Tianjin) Co., which was acquired on February 28, 2022, and whose financial statements reflect total assets and revenues constituting 1% and less than 1%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2022. Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2022.

Cabot’s internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, certain of our employees, particularly in certain of our business service centers, have needed to work remotely for periods of time. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We will continue to monitor and assess the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The other information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

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

The following table provides information as of September 30, 2022 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the Amended and Restated 2017 Long-Term Incentive Plan and the 2015 Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,712,785	$49.89	4,434,300
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 1,574,489 shares issuable upon exercise of outstanding stock options, (ii) 475,763 shares issuable upon vesting of time-based restricted stock units, (iii) 410,519 shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the fiscal 2020 awards, the first two years within the three-year performance period of the fiscal 2021 awards, and the first year within the three-year performance period of the fiscal 2022 awards; and (iv) 252,014 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2021 awards and years two and three of the 2022 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 126,007 shares would be issuable for year three of the 2021 awards and years two and three of the 2022 awards.

(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units which do not have an exercise price.
(3)

Of these shares, (i) 4,241,586 shares remain available for future issuance under the Amended and Restated 2017 Long-Term Incentive Plan, and (ii) 192,714 remain available for future issuance under the 2015 Directors’ Stock Compensation Plan.

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

4(a)

Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”)\.(incorporated herein by reference to Exhibit 4(a)(i) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017, file reference 1-5667, filed with the SEC on November 22, 2017).

4(a)(i)

Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(ii)

Indenture, dated as of September 15, 2016, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K dated September 15, 2016, file reference 1-5667, filed with the SEC on September 15, 2016).

4(a)(iii)

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

4(a)(iv)

Second Supplemental Indenture, dated June 20, 2019, between Cabot Corporation and U.S. Bank National Association, including the form of Global Note attached as Annex A thereto supplementing the Indenture dates as of September 15, 2016 (incorporated by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K dated June 20, 2019, file reference 1-5667, filed with the SEC on June 20, 2019).

4(a)(v)

Indenture, dated June 22, 2022, between Cabot Corporation and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 of Cabot Corporation’s Current Report on Form 8-K dated June 22, 2022, file reference 1-5667, filed with SEC on June 22, 2022).

4(a)(vi)

First Supplemental Indenture, dated June 22, 2022, between Cabot Corporation and U.S. Bank Trust Company, National Association. including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of June 22, 2022  (incorporated herein by reference to Exhibit 4.2 of Cabot Corporation’s Current Report on Form 8-K dated June 22, 2022, file reference 1-5667, filed with SEC on June 22, 2022).

Exhibit Number	Description

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

10(c)(vi)*

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

10(j) *

Offer Letter dated February 12, 2021 between Cabot Corporation and Jeff Zhu, as amended by letter agreement dated February 4, 2021 (incorporated by reference to Exhibit  10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020, file reference 1-5667, filed with the SEC on February 5, 2021).

10(k) *†	Form of Indemnification Agreement.

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ SEAN D. KEOHANE
Sean D. Keohane President and Chief Executive Officer

Date: November 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 23, 2022
Sean D. Keohane	Chief Executive Officer

/s/ ERICA MCLAUGHLIN	Senior Vice President and	November 23, 2022
Erica McLaughlin	Chief Financial Officer
(principal financial officer)

/s/ LISA M. DUMONT	Vice President and Controller	November 23, 2022
Lisa M. Dumont	(principal accounting officer)

/s/ SUE H. RATAJ	Director, Non-Executive	November 23, 2022
Sue H. Rataj	Chair of the Board

/s/ CYNTHIA A. ARNOLD	Director	November 23, 2022
Cynthia A. Arnold

/s/ DOUGLAS DEL GRASSO	Director	November 23, 2022
Douglas Del Grasso

/s/ JUAN ENRIQUEZ	Director	November 23, 2022
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 23, 2022
William C. Kirby

/s/ MICHAEL M. MORROW	Director	November 23, 2022
Michael M. Morrow

/s/ RAFFIQ NATHOO	Director	November 23, 2022
Raffiq Nathoo

/s/ FRANK A. WILSON	Director	November 23, 2022
Frank A. Wilson

/s/ MATTHIAS L. WOLFGRUBER	Director	November 23, 2022
Matthias L. Wolfgruber

/s/ CHRISTINE Y. YAN	Director	November 23, 2022
Christine Y. Yan