Form 10-Q
period 2022-12-31
CABOT CORP
filed 2023-02-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The Company had 56,323,556 shares of common stock, $1.00 par value per share, outstanding as of February 6, 2023.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2022	2021
	(In millions, except per share amounts)
Net sales and other operating revenues	$965	$968
Cost of sales	784	770
Gross profit	181	198
Selling and administrative expenses	60	71
Research and technical expenses	13	13
Loss on sale of business and asset impairment charge (Note D)	3	197
Income (loss) from operations	105	(83)
Interest and dividend income	6	3
Interest expense	(22)	(12)
Other income (expense)	(5)	(1)
Income (loss) before income taxes and equity in earnings of affiliated companies	84	(93)
(Provision) benefit for income taxes	(20)	12
Equity in earnings of affiliated companies, net of tax	2	1
Net income (loss)	66	(80)
Net income (loss) attributable to noncontrolling interests, net of tax	12	9
Net income (loss) attributable to Cabot Corporation	$54	$(89)

Weighted-average common shares outstanding:
Basic	56.3	56.8
Diluted	56.7	56.8

Earnings (loss) per common share:
Basic	$0.94	$(1.57)
Diluted	$0.93	$(1.57)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended December 31
	2022	2021
	(In millions)
Net income (loss)	$66	$(80)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	88	(28)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)
Pension and other postretirement benefit liability adjustments, net of tax	—	1
Other comprehensive income (loss), net of tax of $ — and $ —	87	(28)
Comprehensive income (loss)	153	(108)
Net income (loss) attributable to noncontrolling interests, net of tax	12	9
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	6	2
Comprehensive income (loss) attributable to noncontrolling interests	18	11
Comprehensive income (loss) attributable to Cabot Corporation	$135	$(119)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2022	September 30, 2022
	(In millions)
Current assets:
Cash and cash equivalents	$190	$206
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $3	779	836
Inventories:
Raw materials	172	182
Finished goods	471	427
Other	61	55
Total inventories	704	664
Prepaid expenses and other current assets	127	114
Total current assets	1,800	1,820
Property, plant and equipment, net	1,304	1,270
Goodwill	133	129
Equity affiliates	21	20
Intangible assets, net	63	63
Deferred income taxes	44	45
Other assets	170	178
Total assets	$3,535	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2022	September 30, 2022
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$312	$347
Accounts payable and accrued liabilities	630	707
Income taxes payable	35	44
Current portion of long-term debt	7	7
Total current liabilities	984	1,105
Long-term debt	1,091	1,089
Deferred income taxes	65	65
Other liabilities	236	234
Contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,453,279 and 56,385,963 shares, Outstanding: 56,315,875 and 56,248,559 shares	57	56
Less cost of 137,404 and 137,404 shares of common treasury stock	(4)	(4)
Additional paid-in capital	—	1
Retained earnings	1,314	1,284
Accumulated other comprehensive income (loss)	(358)	(439)
Total Cabot Corporation stockholders' equity	1,009	898
Noncontrolling interests	150	134
Total stockholders' equity	1,159	1,032
Total liabilities and stockholders' equity	$3,535	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2022	2021
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$66	$(80)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	35	39
Purification Solutions loss on sale and asset impairment charge	3	197
Gain on sale of land	(1)	—
Deferred tax provision (benefit)	—	(36)
Equity in earnings of affiliated companies	(2)	(1)
Share-based compensation	6	6
Other non-cash (income) expense	(4)	5
Cash dividends received from equity affiliates	2	—
Changes in assets and liabilities:
Accounts and notes receivable	80	(57)
Inventories	(14)	(95)
Prepaid expenses and other assets	(12)	(27)
Accounts payable and accrued liabilities	(100)	9
Income taxes payable	(10)	3
Other liabilities	3	(12)
Cash provided (used) by operating activities	52	(49)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(35)	(30)
Proceeds from sale of land	7	—
Proceeds from sale of Purification Solutions business	6	—
Other	5	1
Cash provided (used) by investing activities	(17)	(29)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	11	—
Proceeds from issuance (repayments) of commercial paper, net	(48)	156
Repayments of long-term debt	(6)	(5)
Purchases of common stock	(17)	(19)
Proceeds from sales of common stock	3	—
Cash dividends paid to noncontrolling interests	(14)	(8)
Cash dividends paid to common stockholders	(21)	(21)
Cash provided (used) by financing activities	(92)	103
Effects of exchange rate changes on cash	41	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	(16)	10
Cash, cash equivalents and restricted cash at beginning of period	206	170
Cash, cash equivalents and restricted cash at end of period	$190	$180

	December 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$190	$179
Restricted cash classified within Prepaid expenses and other current assets	—	1
Cash, cash equivalents and restricted cash	$190	$180

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2022	56,249	$52	$1	$1,284	$(439)	$898	$134	$1,032
Net income (loss)				54		54	12	66
Total other comprehensive income (loss)					81	81	6	87
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests							(2)	(2)
Issuance of stock under equity compensation plans	309	1	2			3		3
Share-based compensation			11			11		11
Purchase and retirement of common stock	(242)	—	(14)	(3)		(17)		(17)
Balance at December 31, 2022	56,316	$53	$-	$1,314	$(358)	$1,009	$150	$1,159

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

December 31, 2022

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2022 (“2022 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2022 and 2021. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Recent Accounting Pronouncements

In March 2020, the FASB issued a new standard on Reference Rate Reform, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and may generally be applied through December 31, 2024 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. As outlined in Note I, Debt and Other Obligations of the Company’s 2022 10-K, the Company amended and restated credit agreements to align with the customary LIBOR replacement language. As such, the application of the expedients did not have an impact on the Consolidated Financial Statements.

In August 2022, the U.S. government enacted the Inflation Reduction Act ("IRA") which, among other things, provides for a 1% excise tax on stock repurchases. The IRA was effective January 1, 2023. The Company is currently evaluating the provisions of the statute, but does not anticipate these provisions will have a material effect on its Consolidated Financial Statements, or its share repurchase program.

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

C. Acquisition

Tokai Carbon (Tianjin) Co.

In February 2022, the Company purchased 100% of the registered capital of Tokai Carbon (Tianjin) Co., a carbon black manufacturing facility, from Tokai Carbon Group for a net purchase price of $9 million, consisting of cash consideration of $14 million, including customary post-closing adjustments, and net of $5 million of cash acquired.

D. Divestitures

Sale of Purification Solutions Business

In March 2022, the Company completed the sale of its Purification Solutions business, a reporting segment of the Company, to an affiliate of funds advised by One Equity Partners for total cash proceeds of $85 million, net of $7 million cash transferred. The Company recognized a pre-tax impairment charge of $197 million during the first quarter of fiscal 2022 and a pre-tax loss on sale of the Purification Solutions business of $10 million during fiscal 2022. The purchase price of the Purification Solutions business was subject to customary post-closing adjustments, which were finalized during the first quarter of fiscal 2023 and resulted in an additional pre-tax loss on sale of $3 million.

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the three months ended December 31, 2022 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2022	$46	$83	$129
Foreign currency impact	2	2	4
Balance at December 31, 2022	$48	$85	$133

The following table provides information regarding the Company’s intangible assets:

	December 31, 2022			September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$34	$(8)	26	$34	$(8)	$26
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	61	(25)	36	59	(23)	36
Total intangible assets	$97	$(34)	$63	$95	$(32)	$63

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $1 million and $2 million for the three months ended December 31, 2022 and 2021, respectively. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2022, attributable to Cabot Corporation	$(429)	$(10)	$(439)
Other comprehensive income (loss) before reclassifications	88	—	88
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	6	—	6
Balance at December 31, 2022, attributable to Cabot Corporation	$(348)	$(10)	$(358)

For both the three months ended December 31, 2022 and 2021, the Company reclassified $1 million of gain associated with net investment hedges, out of AOCI and into interest expense on the Consolidated Statements of Operations.

G. Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2022 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2022 10-K, the “Payor Group”). On July 26, 2022, one of the members of the Payor Group, Aearo Technologies (“Aearo”), voluntarily filed for Chapter 11 bankruptcy protection with the stated goal of establishing a trust, funded by Aearo and its parent 3M, to satisfy respirator and other unrelated claims determined to be entitled to compensation. The Company will continue to monitor these proceedings for any impact on its liability for respirator claims.

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $39 million at both December 31, 2022 and September 30, 2022.

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

During the first quarter of fiscal 2023 the Company recorded no additional expenses related to the flood and received insurance proceeds of $6 million, which is included in Cash provided by investing activities in the Consolidated Statements of Cash Flows. The Company recognized a gain of $5 million and $1 million of loss recovery related to these proceeds, which are included within Cost of sales in the Consolidated Statements of Operations for the first quarter of fiscal 2023.

During the first quarter of fiscal 2022 the Company recorded expenses of $5 million for clean-up costs, inventory devaluation, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds as the Company expected insurance proceeds in excess of the total incurred costs and policy deductibles. The flood-related expenses and loss recovery are both included within Cost of sales in the Consolidated Statements of Operations for the first quarter of fiscal 2022.

At December 31, 2022 and September 30, 2022, the receivable for insurance recoveries was $3 million and $4 million, respectively.

I. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2022	2021
	(Dollars in millions)
(Provision) benefit for income taxes	$(20)	$12
Effective tax rate	24%	13%

For the three months ended December 31, 2022, the (Provision) benefit for income taxes included a net discrete tax expense of $3 million. For the three months ended December 31, 2021, the (Provision) benefit for income taxes included a net discrete tax benefit of $37 million after valuation allowance, which was recorded as part of the Purification Solutions business divestiture and assets impairment charge.

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

Valuation allowances are provided against the future tax benefits that arise from the deferred tax assets in jurisdictions for which it is expected that no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

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

During each of the three months ended December 31, 2022 and 2021, Cabot released uncertain tax positions of $1 million due to the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2022	2021
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$54	$(89)
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	—
Earnings (loss) allocated to common shareholders (numerator)	$53	$(89)

Weighted average common shares and participating securities outstanding	57.6	57.7
Less: Participating securities(1)	1.3	0.9
Adjusted weighted average common shares (denominator)	56.3	56.8

Earnings (loss) per common share - basic:	$0.94	$(1.57)

Diluted EPS:
Earnings (loss) allocated to common shareholders	$53	$(89)
Plus: Earnings allocated to participating securities	1	—
Less: Adjusted earnings allocated to participating securities(2)	1	—
Earnings (loss) allocated to common shareholders (numerator)	$53	$(89)

Adjusted weighted average common shares outstanding	56.3	56.8
Effect of dilutive securities:
Common shares issuable(3)	0.4	—
Adjusted weighted average common shares (denominator)	56.7	56.8

Earnings (loss) per common share - diluted:	$0.93	$(1.57)

(1)
Participating securities consist of shares underlying unvested time-based restricted stock units (the "TSUs"), earned and unvested performance-based restricted stock units (the "PSUs", and referred to in this note collectively with the TSUs as the "RSUs"), stock units accounted for under the Supplemental 401(k) Plan portion of the Company’s Deferred Compensation and Supplemental Retirement Plan, and stock units and phantom stock units accounted for under the Company’s Non-Employee Directors’ Deferral Plan. The holders of RSUs are entitled to receive dividend equivalents, payable in cash, to the extent dividends are paid on the outstanding shares of Common Stock, and equal in value to the dividends that would have been paid in respect of the Common Stock underlying the RSU. The accounts of holders of stock units and phantom stock units are credited with dividend equivalents, which are payable, in stock or cash, as the case may be, with the distribution of account balances.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2022	2021
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$54	$(89)
Less: Dividends declared on common stock	21	21
Less: Dividends declared on participating securities	—	—
Undistributed earnings (loss)	$33	$(110)

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$32	$(110)
Undistributed earnings allocated to participating shareholders	1	—
Undistributed earnings (loss)	$33	$(110)

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three months ended December 31, 2022, 86,782 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three months ended December 31, 2021, 2,356,941 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2023 or 2022.

At December 31, 2022 and September 30, 2022, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Each of these financial asset and liability categories is classified as Level 1 within the fair value hierarchy.

At December 31, 2022 and September 30, 2022, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At December 31, 2022, the fair value of these derivatives was an asset of $15 million and was included in Prepaid expenses and other current assets, and Other assets on the Consolidated Balance Sheets. At September 30, 2022, the fair value of these derivatives was a net asset of $28 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At December 31, 2022 and September 30, 2022, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million and $8 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.06 billion, respectively, as of both December 31, 2022 and September 30, 2022. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The Performance Chemicals segment aggregates the specialty carbons, specialty compounds, fumed metal oxides, battery materials, inkjet colorants, and aerogel product lines. These businesses are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods, and therefore have been aggregated into one reportable segment.

The Purification Solutions segment consisted of the Company’s activated carbon business.

Income (loss) before income taxes (“Segment EBIT”) is presented for each reportable segment in the table below. Segment EBIT excludes Interest expense, general unallocated income (expense), unallocated corporate costs, and certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended December 31, 2022
Revenues from external customers(3)	$643	$286	$—	$929	$36	$965
Income (loss) before income taxes(4)	$94	$29	$—	$123	$(39)	$84

Three Months Ended December 31, 2021
Revenues from external customers(2)(3)	$563	$306	$61	$930	$38	$968
Income (loss) before income taxes(4)	$85	$52	$—	$137	$(230)	$(93)

(1)
Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.
(2)
Beginning in the fiscal year 2023, the Company began allocating energy center by-product revenue within the applicable segment’s Revenue from external customers. The Company recast prior period financial information to conform to the new presentation. The allocation of such revenue resulted in an increase of $22 million in the Reinforcement Materials segment and $4 million in the Performance Chemicals segment, respectively, with an offsetting decrease in Unallocated and Other revenue for the quarter ended December 31, 2021. There was no impact to the Consolidated Total Revenues from external customers.
(3)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other reflects royalties, external shipping and handling fees, the impact of unearned revenue, discounting charges for certain Notes receivable, and other by-product revenue. Details are provided in the table below:

	Three Months Ended December 31
	2022	2021
	(In millions)
Shipping and handling fees	$33	$39
Other	3	(1)
Total	$36	$38

(4)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2022	2021
	(In millions)
Interest expense	$(22)	$(12)
Certain items(a)
Gain on sale of land	1	—
Loss on sale of business and asset impairment charge (Note D)	(3)	(197)
Legal and environmental matters and reserves	(1)	(1)
Acquisition and integration-related charges	(1)	(1)
Divestiture related charges	—	(4)
Global restructuring activities	—	(2)
Other	—	1
Total certain items, pre-tax	(4)	(204)
Unallocated corporate costs(b)	(15)	(14)
General unallocated income (expense)(c)	4	1
Less: Equity in earnings of affiliated companies, net of tax(d)	2	1
Total	$(39)	$(230)

(a)
Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.
(b)
Unallocated corporate costs are costs that are not controlled by the segments and primarily benefit corporate interests.
(c)
General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, Interest and dividend income, the profit or loss related to the corporate adjustment for unearned revenue and unrealized holding gains (losses) for investments.
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

	Three Months Ended December 31, 2022
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$241	$89	$330
Asia Pacific	273	126	399
Europe, Middle East and Africa	129	71	200
Segment revenues from external customers	643	286	929
Unallocated and other			36
Net sales and other operating revenues			$965

	Three Months Ended December 31, 2021
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$209	$90	$27	$326
Asia Pacific	250	137	8	395
Europe, Middle East and Africa	104	79	26	209
Segment revenues from external customers	563	306	61	930
Unallocated and other				38
Net sales and other operating revenues				$968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies have not substantially changed from those described in the 2022 10-K.

Recently Issued Accounting Pronouncements

Refer to the discussion under the heading “Recent Accounting Pronouncements” in Note B of our Notes to the Consolidated Financial Statements.

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

Our discussion under the heading “First Quarter of Fiscal 2023 versus First Quarter of Fiscal 2022—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Our definition of Total segment EBIT may not be comparable to the definition used by other companies and it should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “First quarter of Fiscal 2023 versus First quarter of Fiscal 2022—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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
•
Gain realized on the sale of land.

Overview

During the first quarter of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the first quarter of fiscal 2022. The increase was driven by an impairment charge related to the divestiture of Purification Solutions of $197 million in fiscal 2022 that did not repeat in fiscal 2023, partially offset by decreased earnings in the fiscal 2023 period in our Performance Chemicals segment.

First quarter of Fiscal 2023 versus First quarter of Fiscal 2022—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2022	2021
	(In millions)
Net sales and other operating revenues	$965	$968
Gross profit	$181	$198

The $3 million decrease in net sales and other operating revenues in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was driven by the unfavorable impact from foreign currency translation ($73 million), the divestiture of our Purification Solutions business ($61 million), and lower volumes ($42 million). These decreases were largely offset by favorable price and product mix (combined $177 million), across our Reinforcement Materials and Performance Chemicals segments.

Gross profit decreased by $17 million in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The decrease was primarily due to lower volumes and higher fixed costs partially offset by higher unit margins.

Selling and Administrative Expenses

	Three Months Ended December 31
	2022	2021
	(In millions)
Selling and administrative expenses	$60	$71

Selling and administrative expenses decreased by $11 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to costs associated with the Purification Solutions business in fiscal 2022 that did not reoccur in fiscal 2023.

Research and Technical Expenses

	Three Months Ended December 31
	2022	2021
	(In millions)
Research and technical expenses	$13	$13

Research and technical expenses remained flat in the first quarter of fiscal 2023 compared to the same period of fiscal 2022.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2022	2021
	(In millions)
Interest and dividend income	$6	$3
Interest expense	$(22)	$(12)
Other income (expense)	$(5)	$(1)

Interest and dividend income increased by $3 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to higher interest rates.

Interest expense increased by $10 million in the first quarter of fiscal 2023, as compared to the same period of fiscal 2022, primarily due to higher interest rates on borrowings under our commercial paper program and on the unsecured notes we issued in June 2022.

Other expense increased by $4 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to foreign currency losses on the revaluation of our balance sheet exposures, primarily in Argentina.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2022		2021
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(20)	24%	$12	13%
Less: Non-GAAP tax adjustments(1)	1		42
Operating tax rate	$(21)	25%	$(30)	27%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended December 31, 2022, the (Provision) benefit for income taxes was a provision of $20 million compared to a $12 million benefit for the same period in 2021, primarily due to higher earnings in the current period and the non-recurring nature of an impairment charge related to the divestiture of the Purification Solutions business. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2023, the Operating tax rate is expected to be in the range of 24% to 26%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

We regularly evaluate the realizability of our net deferred tax assets. As of December 31, 2022, substantially all our U.S. deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. There is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to reach a conclusion that all or a significant portion of the valuation allowances will no longer be required. Such a release would result in a material non-cash income tax benefit in our Consolidated Statement of Operations in the period of release and the recording of additional deferred tax assets on our Consolidated Balance Sheet.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2022	2021
	(In millions)
Equity in earnings of affiliated companies, net of tax	$2	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$12	$9

Equity in earnings of affiliated companies, net of tax, increased by $1 million in the first quarter of fiscal 2023, compared to the same period of fiscal 2022 primarily due to higher profitability at our equity affiliates in India and Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $3 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022 primarily due to higher profitability of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the first quarter fiscal 2023, we reported Net income (loss) attributable to Cabot Corporation of $54 million, or $0.93 per diluted common share. This compares to Net income (loss) attributable to Cabot Corporation of ($89) million, or ($1.57) per diluted common share, in the first quarter of fiscal 2022. The higher net income in the first quarter of fiscal 2023 compared with the same period in fiscal 2022 is primarily due to an impairment charge associated with the divestiture of Purification Solutions in fiscal 2022 that did not reoccur in fiscal 2023.

First quarter of Fiscal 2023 versus First quarter of Fiscal 2022—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three months ended December 31, 2022 and 2021 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note L of our Notes to the Consolidated Financial Statements.

	Three Months Ended December 31
	2022	2021
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$84	$(93)
Less: Certain items	(4)	(204)
Less: Other unallocated items	(35)	(26)
Total segment EBIT	$123	$137

In the first quarter of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $177 million and Total segment EBIT decreased by $14 million. The increase in Income (loss) before income taxes and equity in earnings of affiliated companies was largely driven an impairment charge of $197 million related to the sale of the Purification Solutions business in fiscal 2022 that did not reoccur in fiscal 2023. The decrease in Total segment EBIT was driven by lower volumes in both the Reinforcement Materials and Performance Chemicals segments (combined $21 million). The lower volumes in the first quarter of fiscal 2023 were driven by year-end customer destocking and the impact of COVID-19 outbreaks in China.

Certain Items

Details of the certain items for the three months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31
	2022	2021
	(In millions)
Gain on sale of land	1	—
Loss on sale of business and asset impairment charge (Note D)	(3)	(197)
Legal and environmental matters and reserves	(1)	(1)
Acquisition and integration-related charges	(1)	(1)
Divestiture related charges	—	(4)
Global restructuring activities	—	(2)
Other	—	1
Total certain items, pre-tax	(4)	(204)
Non-GAAP tax adjustments	1	42
Total certain items, after tax	$(3)	$(162)

Other Unallocated Items

	Three Months Ended December 31
	2022	2021
	(In millions)
Interest expense	$(22)	$(12)
Unallocated corporate costs	(15)	(14)
General unallocated income (expense)	4	1
Less: Equity in earnings of affiliated companies, net of tax	2	1
Total other unallocated items	$(35)	$(26)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the profit or loss related to the corporate adjustment for unearned revenue and unrealized holding gains (losses) for investments.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2023 and 2022 were as follows:

	Three Months Ended December 31
	2022	2021
	(In millions)
Reinforcement Materials Sales	$643	$563
Reinforcement Materials EBIT	$94	$85

Sales in Reinforcement Materials increased by $80 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to a favorable price and product mix (combined $161 million), partially offset by the unfavorable impact from foreign currency translation ($51 million) and lower volumes ($28 million). The favorable price and product mix was primarily due to favorable 2022 calendar year customer agreements. The lower volumes in the first quarter of fiscal 2023 were driven by year-end customer destocking and the impact of COVID-19 outbreaks in China.

EBIT in Reinforcement Materials in the first quarter of fiscal 2023 increased by $9 million compared to the same period of fiscal 2022. During the first quarter of fiscal 2023, the segment had higher unit margins ($36 million) partially offset by 5% lower volumes ($10 million), higher fixed costs ($11 million) and the unfavorable impact from foreign currency exchange ($5 million). The higher unit margins were primarily driven by favorable pricing and product mix in the 2022 calendar year customer agreements. The lower volumes in the first quarter of fiscal 2023 were driven by year-end customer destocking and the impact of COVID-19 outbreaks in China. The higher fixed costs were primarily due to increased costs associated with utilities and maintenance.

As we look to the second quarter of the fiscal year, we expect margins to improve based on favorable pricing and product mix in the 2023 calendar year customer agreements. We also expect an increase in fixed manufacturing costs from higher inflationary impacts on our costs, including higher maintenance costs as a result of scheduled annual turnaround activities.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2023 and 2022 were as follows:

	Three Months Ended December 31
	2022	2021
	(In millions)
Performance Chemicals Sales	$286	$306
Performance Chemicals EBIT	$29	$52

Sales in Performance Chemicals decreased by $20 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to the unfavorable impact from foreign currency translation ($22 million) and lower volumes ($13 million), partially offset by favorable price and product mix (combined $16 million). The favorable price and product mix was due to increased pricing to recover rising input costs across the segment. The lower volumes in the first quarter of fiscal 2023 were driven by year-end customer destocking, demand softness in key end market such as construction, and the impact of COVID-19 outbreaks in China.

EBIT in Performance Chemicals decreased by $23 million in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to lower volumes ($11 million), higher fixed costs ($8 million) and the unfavorable impact from foreign currency exchange ($4 million). The lower volumes in the first quarter of fiscal 2023 were driven by year-end customer destocking, demand softness in key end markets such as construction, and the impact of COVID-19 outbreaks in China. Higher fixed costs were primarily driven by costs associated with new capacity additions and the restarting of our Pepinster, Belgium specialty compounds plant, as well as higher utility costs.

As we look ahead to the second quarter of the fiscal year, we expect that volumes will begin to recover due to an expected increase in demand across all product lines. We also expect higher fixed costs associated with our new capacity additions, as well as higher utility costs.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2023 and 2022 were as follows:

	Three Months Ended December 31
	2022	2021
	(In millions)
Purification Solutions Sales	$—	$61
Purification Solutions EBIT	$—	$—

We divested the Purification Solutions business in March 2022. Refer to Note D of our Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $57 million during the first three months of fiscal 2023, which was due to a lower outstanding commercial paper balance at the end of the period. As of December 31, 2022, we had cash and cash equivalents of $190 million and borrowing availability under our revolving credit agreements of $930 million.

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

As of December 31, 2022, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of December 31, 2022, we had $930 million of availability under our Credit Agreements. As of December 31, 2022, we had $116 million of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $274 million of commercial paper outstanding as of December 31, 2022.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $52 million in the first three months of fiscal 2023 compared to $49 million of cash used by operating activities during the same period of fiscal 2022.

Cash provided by operating activities in the first three months of fiscal 2023 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $35 million, which was partially offset by an increase in net working capital of $34 million. The increase in net working capital was largely driven by a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivables.

Cash used by operating activities in the first three months of fiscal 2022 was driven by an increase in net working capital of $143 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

Investing activities consumed $17 million of cash in the first three months of fiscal 2023 compared to $29 million in the first three months of fiscal 2022.

In the first three months of fiscal 2023, investing activities included $35 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion projects in Performance Chemicals, partially offset by proceeds from the sale of land of $7 million, proceeds from the sale of our Purification Solutions business of $6 million, and proceeds from insurance settlements of $6 million.

In the first three months of fiscal 2022, investing activities primarily included capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures primarily in the Performance Chemicals segment.

Capital expenditures for fiscal 2023 are expected to be approximately $300 million. Our planned capital spending program for fiscal 2023 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures in the Performance Chemicals segment.

Cash Flows from Financing Activities

Financing activities consumed $92 million of cash in the first three months of fiscal 2023 compared to $103 million of cash provided during the same period of fiscal 2022.

In the first three months of fiscal 2023, financing activities primarily consisted of the repayment of commercial paper of $48 million, dividend payments to stockholders of $21 million, share repurchases of $17 million, cash dividends paid to noncontrolling interests of $14 million and repayments of long-term debt of $6 million. These payments were partially offset by proceeds from short-term borrowings of $11 million and proceeds from sales of common stock of $3 million.

In the first three months of fiscal 2022, financing activities primarily consisted of issuance of commercial paper of $156 million partially offset by dividend payments to stockholders of $21 million, share repurchases of $19 million, dividend payments to noncontrolling interests of $8 million, and repayments of long-term debt of $5 million.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for margins in our Reinforcement Materials segment, for volumes in our Performance Chemicals segment, and for costs in both segments; demand for our products; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending; regulatory developments; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine; a significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; tax rates and fluctuations in foreign currency exchange and interest rates; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2022 10-K and in our subsequent SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2022 does not differ materially from that discussed under Item 7A of our 2022 10-K.

Item 4. Controls and Procedures

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal controls over financial reporting at Tokai Carbon (Tianjin) Co., which was acquired on February 28, 2022, for the period ended December 31, 2022.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2022 - October 31, 2022	—	$—	—	4,253,134
November 1, 2022 - November 30, 2022	70,861	$72.64	70,861	4,182,273
December 1, 2022 - December 31, 2022	82,107	$71.19	82,107	4,100,166
Total	152,968		152,968
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
(2)
Total number of shares purchased does not include 89,502 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 9, 2023	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 9, 2023	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)