Form 10-Q
period 2023-03-31
CABOT CORP
filed 2023-05-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The Company had 56,146,458 shares of common stock, $1.00 par value per share, outstanding as of May 4, 2023.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions, except per share amounts)
Net sales and other operating revenues	$1,033	$1,092	$1,998	$2,060
Cost of sales	823	860	1,607	1,630
Gross profit	210	232	391	430
Selling and administrative expenses	66	74	126	145
Research and technical expenses	15	14	28	27
Loss on sale of business and asset impairment charge (Note D)	—	7	3	204
Gain on bargain purchase of a business (Note C)	—	(24)	—	(24)
Income (loss) from operations	129	161	234	78
Interest and dividend income	9	4	15	7
Interest expense	(23)	(11)	(45)	(23)
Other income (expense)	(5)	(7)	(10)	(8)
Income (loss) before income taxes and equity in earnings of affiliated companies	110	147	194	54
(Provision) benefit for income taxes	(29)	(36)	(49)	(24)
Equity in earnings of affiliated companies, net of tax	1	3	3	4
Net income (loss)	82	114	148	34
Net income (loss) attributable to noncontrolling interests, net of tax	7	7	19	16
Net income (loss) attributable to Cabot Corporation	$75	$107	$129	$18

Weighted-average common shares outstanding:
Basic	56.3	56.6	56.3	56.5
Diluted	56.8	57.1	56.7	56.9

Earnings (loss) per common share:
Basic	$1.31	$1.86	$2.24	$0.30
Diluted	$1.29	$1.84	$2.23	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Net income (loss)	$82	$114	$148	$34
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	49	46	137	18
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(2)	(2)	(3)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	1	1	1
Pension and other postretirement benefit liability adjustments, net of tax	(1)	1	(1)	2
Other comprehensive income (loss), net of tax of $ —, $ —, $ — and $(1)	47	46	134	18
Comprehensive income (loss)	129	160	282	52
Net income (loss) attributable to noncontrolling interests, net of tax	7	7	19	16
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	3	1	9	3
Comprehensive income (loss) attributable to noncontrolling interests	10	8	28	19
Comprehensive income (loss) attributable to Cabot Corporation	$119	$152	$254	$33

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2023	September 30, 2022
	(In millions)
Current assets:
Cash and cash equivalents	$205	$206
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $3	767	836
Inventories:
Raw materials	161	182
Finished goods	397	427
Other	67	55
Total inventories	625	664
Prepaid expenses and other current assets	145	114
Total current assets	1,742	1,820
Property, plant and equipment, net	1,353	1,270
Goodwill	136	129
Equity affiliates	22	20
Intangible assets, net	63	63
Deferred income taxes	38	45
Other assets	165	178
Total assets	$3,519	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2023	September 30, 2022
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$258	$347
Accounts payable and accrued liabilities	609	707
Income taxes payable	29	44
Current portion of long-term debt	8	7
Total current liabilities	904	1,105
Long-term debt	1,094	1,089
Deferred income taxes	58	65
Other liabilities	231	234
Contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,282,299 and 56,385,963 shares, Outstanding: 56,146,164 and 56,248,559 shares	56	56
Less cost of 136,135 and 137,404 shares of common treasury stock	(3)	(4)
Additional paid-in capital	—	1
Retained earnings	1,360	1,284
Accumulated other comprehensive income (loss)	(314)	(439)
Total Cabot Corporation stockholders' equity	1,099	898
Noncontrolling interests	133	134
Total stockholders' equity	1,232	1,032
Total liabilities and stockholders' equity	$3,519	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2023	2022
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$148	$34
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	71	75
Loss on sale of business and asset impairment charge	3	204
Gain on sale of land	(1)	—
Gain on bargain purchase of a business	—	(24)
Deferred tax provision (benefit)	(3)	(45)
Equity in earnings of affiliated companies	(3)	(4)
Share-based compensation	12	11
Other non-cash (income) expense	(2)	8
Cash dividends received from equity affiliates	2	—
Changes in assets and liabilities:
Accounts and notes receivable	108	(161)
Inventories	72	(177)
Prepaid expenses and other assets	(25)	(55)
Accounts payable and accrued liabilities	(155)	84
Income taxes payable	(16)	10
Other liabilities	3	1
Cash provided (used) by operating activities	214	(39)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(86)	(71)
Proceeds from sale of land	7	—
Proceeds from sale of business	6	79
Cash assumed from acquisition of a business	—	5
Other	9	2
Cash provided (used) by investing activities	(64)	15
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	14	13
Proceeds from issuance (repayments) of commercial paper, net	(105)	167
Repayments of long-term debt	(7)	(7)
Purchases of common stock	(33)	(34)
Proceeds from sales of common stock	4	3
Cash dividends paid to noncontrolling interests	(41)	(15)
Cash dividends paid to common stockholders	(42)	(42)
Cash provided (used) by financing activities	(210)	85
Effects of exchange rate changes on cash	59	(16)
Increase (decrease) in cash and cash equivalents	(1)	45
Cash and cash equivalents at beginning of period	206	170
Cash and cash equivalents at end of period	$205	$215

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2022	56,249	$52	$1	$1,284	$(439)	$898	$134	$1,032
Net income (loss)				54		54	12	66
Total other comprehensive income (loss)					81	81	6	87
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests							(2)	(2)
Issuance of stock under equity compensation plans	309	1	2			3		3
Share-based compensation			11			11		11
Purchase and retirement of common stock	(242)	—	(14)	(3)		(17)		(17)
Balance at December 31, 2022	56,316	$53	$-	$1,314	$(358)	$1,009	$150	$1,159
Net income (loss)				75		75	7	82
Total other comprehensive income (loss)					44	44	3	47
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—	(27)	(27)
Issuance of stock under equity compensation plans	29	—	1			1		1
Share-based compensation			7			7		7
Purchase and retirement of common stock	(199)	—	(8)	(8)		(16)		(16)
Balance at March 31, 2023	56,146	$53	$-	$1,360	$(314)	$1,099	$133	$1,232

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

March 31, 2023

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2023 and 2022. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Recent Accounting Pronouncements

In August 2022, the U.S. government enacted the Inflation Reduction Act ("IRA") which, among other things, provides for a 1% excise tax on stock repurchases. The IRA was effective January 1, 2023. The Company’s application of the statute did not have a material effect on its Consolidated Financial Statements, or its share repurchase program.

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

The excess of the fair value of the net assets over the purchase price was recorded as a gain of $24 million for the three months ended March 31, 2022. The Gain on bargain purchase of a business arose primarily due to equipment upgrades required after the purchase to continue to utilize the existing assets.

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

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the six months ended March 31, 2023 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2022	$46	$83	$129
Foreign currency impact	4	3	7
Balance at March 31, 2023	$50	$86	$136

The following table provides information regarding the Company’s intangible assets:

	March 31, 2023			September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$34	$(9)	25	$34	$(8)	$26
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	64	(27)	37	59	(23)	36
Total intangible assets	$100	$(37)	$63	$95	$(32)	$63

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $2 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for each of the six months ended March 31, 2023 and 2022 was $3 million. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2022, attributable to Cabot Corporation	$(429)	$(10)	$(439)
Other comprehensive income (loss) before reclassifications	88	—	88
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	6	—	6
Balance at December 31, 2022, attributable to Cabot Corporation	(348)	(10)	(358)
Other comprehensive income (loss) before reclassifications	49	—	49
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2023, attributable to Cabot Corporation	$(303)	$(11)	$(314)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and six months ended March 31, 2023 and 2022 were are follows:

	Affected Line Item in the Consolidated	Three Months Ended March 31		Six Months Ended March 31
	Statements of Operations	2023	2022	2023	2022
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(2)	$(2)	$(3)	$(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	1	1	1	1
Release of currency translation adjustment	Loss on sale of business and asset impairment charge	—	33	—	33
Pension and other postretirement
Release of actuarial losses and prior service cost (credit)	Loss on sale of business and asset impairment charge	—	1	—	1
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	(1)	—	(1)	—
Total before tax		$(2)	$33	$(3)	$32

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $38 million and $39 million at March 31, 2023 and September 30, 2022, respectively.

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

During the three and six months ended March 31, 2023, the Company recorded no additional expenses related to the flood and recorded insurance proceeds of $8 million and $14 million, respectively. The $8 million of insurance proceeds recorded during the second quarter of fiscal 2023 represents final settlement of the claim and was received in April 2023. The $6 million of proceeds received during the first quarter of fiscal 2023 is included in Cash provided by investing activities in the Consolidated Statements of Cash Flows. During the three and six months ended March 31, 2023, the Company recognized gains of $4 million and $9 million and loss recoveries of zero and $1 million, respectively, which are included within Cost of sales in the Consolidated Statements of Operations. At March 31, 2023 and September 30, 2022, the receivable for insurance recoveries was $8 million and $4 million, respectively.

During the three and six months ended March 31, 2022, the Company recorded additional expenses of $1 million and $6 million, respectively, for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds as the Company expected insurance proceeds in excess of the total incurred costs and policy deductibles. The flood-related expenses and loss recoveries are both included within Cost of sales in the Consolidated Statements of Operations for the three and six months ended March 31, 2022.

I. Income Tax

Effective Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(Dollars in millions)
(Provision) benefit for income taxes	$(29)	$(36)	$(49)	$(24)
Effective tax rate	26%	24%	25%	44%

For the three months and six months ended March 31, 2023, the (Provision) benefit for income taxes included a net discrete tax benefit of $2 million and a net discrete tax expense of $1 million, respectively. For the three and six months ended March 31, 2022, the (Provision) benefit for income taxes included a net discrete tax expense of $1 million and a net discrete tax benefit of $36 million, respectively, after valuation allowance. The $36 million benefit is primarily related to the Purification Solutions business divestiture.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2019 through 2021 tax years generally remain subject to examination by the IRS and various tax years from 2009 through 2021 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2005 through 2022 remain subject to examination by their respective tax authorities.

During the three and six months ended March 31, 2023, Cabot released uncertain tax positions of less than $1 million and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and six months ended March 31, 2022, Cabot released uncertain tax positions of $1 million and $2 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$75	$107	$129	$18
Less: Dividends and dividend equivalents to participating securities	1	1	1	1
Less: Undistributed earnings allocated to participating securities(1)	1	1	2	—
Earnings (loss) allocated to common shareholders (numerator)	$73	$105	$126	$17

Weighted average common shares and participating securities outstanding	57.6	57.5	57.6	57.4
Less: Participating securities(1)	1.3	0.9	1.3	0.9
Adjusted weighted average common shares (denominator)	56.3	56.6	56.3	56.5

Earnings (loss) per common share - basic:	$1.31	$1.86	$2.24	$0.30

Diluted EPS:
Earnings (loss) allocated to common shareholders	$73	$105	$126	$17
Plus: Earnings allocated to participating securities	2	2	3	1
Less: Adjusted earnings allocated to participating securities(2)	2	2	3	1
Earnings (loss) allocated to common shareholders (numerator)	$73	$105	$126	$17

Adjusted weighted average common shares outstanding	56.3	56.6	56.3	56.5
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.5	0.4	0.4
Adjusted weighted average common shares (denominator)	56.8	57.1	56.7	56.9

Earnings (loss) per common share - diluted:	$1.29	$1.84	$2.23	$0.30

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$75	$107	$129	$18
Less: Dividends declared on common stock	21	21	42	42
Less: Dividends declared on participating securities	1	1	1	1
Undistributed earnings (loss)	$53	$85	$86	$(25)

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$52	$84	$84	$(25)
Undistributed earnings allocated to participating shareholders	1	1	2	—
Undistributed earnings (loss)	$53	$85	$86	$(25)

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2023, 156,550 and 121,283 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2022, 242,031 and 356,476 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2023 or 2022.

At March 31, 2023 and September 30, 2022, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Each of these financial asset and liability categories is classified as Level 1 within the fair value hierarchy.

At March 31, 2023 and September 30, 2022, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At March 31, 2023, the fair value of these derivatives was a net asset of $11 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. At September 30, 2022, the fair value of these derivatives was a net asset of $28 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At March 31, 2023 and September 30, 2022, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million and $8 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.09 billion, respectively, as of March 31, 2023 and $1.08 billion and $1.06 billion, respectively, as of September 30, 2022. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended March 31, 2023
Revenues from external customers(3)	$672	$326	$—	$998	$35	$1,033
Income (loss) before income taxes(4)	$122	$28	$—	$150	$(40)	$110

Three Months Ended March 31, 2022
Revenues from external customers(2)(3)	$654	$363	$36	$1,053	$39	$1,092
Income (loss) before income taxes(4)	$101	$70	$—	$171	$(24)	$147

Six Months Ended March 31, 2023
Revenues from external customers(3)	$1,315	$612	$—	$1,927	$71	$1,998
Income (loss) before income taxes(4)	$216	$57	$—	$273	$(79)	$194

Six Months Ended March 31, 2022
Revenues from external customers(2)(3)	$1,217	$669	$97	$1,983	$77	$2,060
Income (loss) before income taxes(4)	$186	$122	$—	$308	$(254)	$54

(1)
Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.
(2)
Beginning in the fiscal year 2023, the Company began allocating energy center by-product revenue within the applicable segment’s Revenue from external customers. The Company recast prior period financial information to conform to the new presentation. The allocation of such revenue resulted in an increase of $27 million in the Reinforcement Materials segment and $3 million in the Performance Chemicals segment, respectively, with an offsetting decrease in Unallocated and Other revenue for the three months ended March 31, 2022. The allocation of such revenue resulted in an increase of $49 million in the Reinforcement Materials segment and $7 million in the Performance Chemicals segment, respectively, with an offsetting decrease in Unallocated and Other revenue for the six months ended March 31, 2022. There was no impact to the Consolidated Total Revenues from external customers.
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

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Shipping and handling fees	$36	$41	$69	$80
Other	(1)	(2)	2	(3)
Total	$35	$39	$71	$77

(4)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Interest expense	$(23)	$(11)	$(45)	$(23)
Certain items(a)
Gain on bargain purchase of a business (Note C)	—	24	—	24
Gain on sale of land	—	—	1	—
Loss on sale of business and asset impairment charge (Note D)	—	(7)	(3)	(204)
Legal and environmental matters and reserves	(1)	(7)	(2)	(8)
Acquisition and integration-related charges	—	(2)	(1)	(3)
Divestiture related charges	—	(1)	—	(5)
Global restructuring activities	—	—	—	(2)
Other	(1)	—	(1)	1
Total certain items, pre-tax	(2)	7	(6)	(197)
Unallocated corporate costs(b)	(16)	(16)	(31)	(30)
General unallocated income (expense)(c)	2	(1)	6	—
Less: Equity in earnings of affiliated companies, net of tax(d)	1	3	3	4
Total	$(40)	$(24)	$(79)	$(254)

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

	Three Months Ended March 31, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$280	$100	$380
Asia Pacific	245	123	368
Europe, Middle East and Africa	147	103	250
Segment revenues from external customers	672	326	998
Unallocated and other			35
Net sales and other operating revenues			$1,033

	Three Months Ended March 31, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$256	$110	$16	$382
Asia Pacific	258	138	6	402
Europe, Middle East and Africa	140	115	14	269
Segment revenues from external customers	654	363	36	1,053
Unallocated and other				39
Net sales and other operating revenues				$1,092

	Six Months Ended March 31, 2023
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$521	$189	$—	$710
Asia Pacific	518	249	—	767
Europe, Middle East and Africa	276	174	—	450
Segment revenues from external customers	1,315	612	—	1,927
Unallocated and other				71
Net sales and other operating revenues				$1,998

	Six Months Ended March 31, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$465	$200	$43	$708
Asia Pacific	508	275	14	797
Europe, Middle East and Africa	244	194	40	478
Segment revenues from external customers	1,217	669	97	1,983
Unallocated and other				77
Net sales and other operating revenues				$2,060

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

Our discussion under the heading “Second Quarter of Fiscal 2023 versus Second Quarter of Fiscal 2022—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Our definition of Total segment EBIT may not be comparable to the definition used by other companies and it should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Second quarter of Fiscal 2023 versus Second quarter of Fiscal 2022—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we exclude from Total segment EBIT but that are included in our GAAP Income (loss) before income taxes and equity in earnings of affiliated companies, as applicable in a particular reporting period, include, but are not limited to, the following:

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
Gains (losses) on sale of a business.
•
Gain associated with the bargain purchase of a business.
•
Gain realized on the sale of land.

Overview

During the second quarter of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies decreased compared to the second quarter of fiscal 2022 due to a reduction in earnings in our Performance Chemicals segment partially offset by stronger results in our Reinforcement Materials segment.

Second quarter of Fiscal 2023 versus Second quarter of Fiscal 2022—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Net sales and other operating revenues	$1,033	$1,092	$1,998	$2,060
Gross profit	$210	$232	$391	$430

The $59 million decrease in net sales and other operating revenues in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 was driven by lower volumes in both segments ($64 million), the unfavorable impact from foreign currency translation ($38 million), the impact of the divestiture of our Purification Solutions business in fiscal 2022 ($36 million) and lower by-product revenue ($11 million). These decreases were partially offset by favorable price and product mix (combined $93 million), primarily in our Reinforcement Materials segment.

The $62 million decrease in net sales and other operating revenues in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 was primarily driven by lower volumes ($106 million) the unfavorable impact from foreign currency translation ($111 million), the impact of the divestiture of our Purification Solutions business in fiscal 2022 ($97 million) and lower by-product revenue ($14 million). These decreases were partially offset by favorable price and product mix (combined $270 million) primarily in our Reinforcement Materials segment.

For the three and six months ended March 31, 2023, gross profit decreased by $22 million and $39 million, respectively, compared to the same periods of fiscal 2022. The decrease was primarily due to lower volumes and higher fixed costs, partially offset by higher unit margins in our Reinforcement Materials segment.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Selling and administrative expenses	$66	$74	$126	$145

Selling and administrative expenses decreased by $8 million and $19 million in the second quarter of fiscal 2023 and for the six months ended March 31, 2023, respectively, compared to the same periods of fiscal 2022, primarily due to a decrease in the accrual for incentive compensation in fiscal 2023 and costs associated with the Purification Solutions business in fiscal 2022 that did not reoccur in fiscal 2023.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Research and technical expenses	$15	$14	$28	$27

Research and technical expenses increased by $1 million in the second quarter and the first six months of fiscal 2023, compared to the same periods of fiscal 2022.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Interest and dividend income	$9	$4	$15	$7
Interest expense	$(23)	$(11)	$(45)	$(23)
Other income (expense)	$(5)	$(7)	$(10)	$(8)

Interest and dividend income increased by $5 million and $8 million in the three and six months ended March 31, 2023, respectively, compared to the same periods of fiscal 2022, primarily due to higher interest rates.

Interest expense increased by $12 million and $22 million in the three and six months ended March 31, 2023, respectively, compared to the same periods of fiscal 2022, primarily due to higher interest rates on borrowings under our commercial paper program and on the unsecured notes issued in June 2022.

Other expense decreased by $2 million in the second quarter of fiscal 2023 compared to the same period of fiscal 2022 primarily due to higher income on our invested cash in Argentina. Other expense increased by $2 million for the six months ended March 31, 2023, as compared to the same period of fiscal 2022, primarily due to higher foreign currency losses, primarily in Argentina.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31
	2023		2022
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(29)	26%	$(36)	24%
Less: Non-GAAP tax adjustments(1)			2
Operating tax rate	$(29)	25%	$(38)	27%

	Six Months Ended March 31
	2023		2022
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(49)	25%	$(24)	44%
Less: Non-GAAP tax adjustments(1)	1		44
Operating tax rate	$(50)	25%	$(68)	27%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended March 31, 2023, the (Provision) benefit for income taxes was a provision of $29 million compared to $36 million for the same period in 2022. For the six months ended March 31, 2023, the (Provision) benefit for income taxes was a provision of $49 million compared to $24 million for the same period in 2022. Included in the (Provision) benefit for income taxes in the six months ended March 31, 2022 is a discrete tax benefit of $36 million primarily related to the divestiture of the Purification Solutions business. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

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

We regularly evaluate the realizability of our net deferred tax assets. As of March 31, 2023, substantially all our U.S. deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. There is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to reach a conclusion that all or a significant portion of the valuation allowances will no longer be required. Such a release would result in a material non-cash income tax benefit in our Consolidated Statement of Operations in the period of release and an increase of net deferred tax assets on our Consolidated Balance Sheet.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$3	$3	$4
Net income (loss) attributable to noncontrolling interests, net of tax	$7	$7	$19	$16

Equity in earnings of affiliated companies, net of tax, decreased by $2 million and $1 million in the second quarter and the first six months of fiscal 2023, respectively, compared to the same periods of fiscal 2022 primarily due to lower profitability at our equity affiliate in India.

Net income (loss) attributable to noncontrolling interests, net of tax, remained flat in the second quarter and increased by $3 million for the six months ended March 31, 2023, compared to the same periods of fiscal 2022. The higher income for the six month period was primarily due to higher profitability of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2023, we reported Net income (loss) attributable to Cabot Corporation of $75 million and $129 million, or $1.29 per diluted common share and $2.23 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $107 million and $18 million, or $1.84 per diluted common share and $0.30 per diluted common share, respectively, in the second quarter and first six months of fiscal 2022. The lower net income in the second quarter of fiscal 2023 compared with the same period in fiscal 2022 is primarily due to lower volumes and higher fixed costs partially offset by higher unit margins. The higher net income in the first six months of fiscal 2023 compared with the same period in fiscal 2022 is primarily due to an impairment charge associated with the divestiture of Purification Solutions in fiscal 2022 that did not reoccur in fiscal 2023.

Second quarter of Fiscal 2023 versus Second quarter of Fiscal 2022—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and six months ended March 31, 2023 and 2022 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note L of our Notes to the Consolidated Financial Statements.

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$110	$147	$194	$54
Less: Certain items	(2)	7	(6)	(197)
Less: Other unallocated items	(38)	(31)	(73)	(57)
Total segment EBIT	$150	$171	$273	$308

In the second quarter of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies decreased by $37 million and Total segment EBIT decreased by $21 million. The decreases in Income (loss) before income taxes and equity earnings of affiliated companies and in Total segment EBIT were driven by lower volumes, higher fixed costs and the unfavorable impact of foreign currency movements in both segments partially offset by higher unit margins in Reinforcement Materials. Lower volumes in the Reinforcement Materials ($14 million) and Performance Chemicals segment ($18 million) were due to weaker demand, especially in Asia, primarily due to the impact from COVID-19 outbreaks in China and continued weakness in some key end markets in the Performance Chemicals segment. Higher unit margins in the Reinforcement Materials segment ($52 million) were primarily due to improved pricing and product mix in our annual tire customer agreements.

In the first six months of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $140 million. The change is primarily due to the Purification Solutions loss on sale and asset impairment charge of $204 million, partially offset by the gain on the Tokai Carbon acquisition of $24 million in the second fiscal quarter of 2022 that did not reoccur in fiscal 2023. Total segment EBIT decreased by $35 million in the first six months of fiscal 2023 as compared to the same period in fiscal 2022 driven by lower volumes, higher fixed costs and the unfavorable impact of foreign currency movements in both segments, partially offset by higher unit margins in Reinforcement Materials. Lower volumes in the Reinforcement Materials ($25 million) and Performance Chemicals segment ($29 million) were due to weaker demand, especially in Asia, primarily due to the impact from COVID-19 outbreaks in China and continued weakness in some key end markets in the Performance Chemicals segment. Higher unit margins in the Reinforcement Materials segment ($88 million) were primarily due to improved pricing and product mix in our annual tire customer agreements.

Certain Items

Details of the certain items for the three and six months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Gain on bargain purchase of a business (Note C)	$—	$24	$—	$24
Gain on sale of land	—	—	1	—
Loss on sale of business and asset impairment charge (Note D)	—	(7)	(3)	(204)
Legal and environmental matters and reserves	(1)	(7)	(2)	(8)
Acquisition and integration-related charges	—	(2)	(1)	(3)
Divestiture related charges	—	(1)	—	(5)
Global restructuring activities	—	—	—	(2)
Other	(1)	—	(1)	1
Total certain items, pre-tax	(2)	7	(6)	(197)
Non-GAAP tax adjustments	—	2	1	44
Total certain items, after tax	$(2)	$9	$(5)	$(153)

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Interest expense	$(23)	$(11)	$(45)	$(23)
Unallocated corporate costs	(16)	(16)	(31)	(30)
General unallocated income (expense)	2	(1)	6	—
Less: Equity in earnings of affiliated companies, net of tax	1	3	3	4
Total other unallocated items	$(38)	$(31)	$(73)	$(57)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2023 and 2022 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Reinforcement Materials Sales	$672	$654	$1,315	$1,217
Reinforcement Materials EBIT	$122	$101	$216	$186

Sales in Reinforcement Materials increased by $18 million in the second quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to improved price and product mix (combined $93 million), partially offset by lower volumes ($41 million), the unfavorable impact from foreign currency translation ($24 million) and lower by-product revenue ($7 million). The improved price and product mix was primarily due to favorable 2023 calendar year customer agreements. Volumes were lower across all regions, with the largest decrease in Asia driven by the impact of COVID-19 outbreaks in China.

In the first six months of fiscal 2023, sales in Reinforcement Materials increased by $98 million compared to the first six months of fiscal 2022. The increase was primarily due to improved price and product mix (combined $253 million) which outweighed weaker volumes ($69 million), an unfavorable impact from foreign currency translation ($75 million) and lower by-product revenue ($9 million). The improved price and product mix was primarily due to favorable 2022 and 2023 calendar year customer agreements. Volumes were lower across all regions, with the largest decrease in Asia, primarily due to the impact of COVID-19 outbreaks in China and elevated levels of calendar year-end destocking at our customers.

EBIT in Reinforcement Materials in the second quarter of fiscal 2023 increased by $21 million compared to the same period of fiscal 2022. During the second quarter of fiscal 2023, the segment had higher unit margins, net of higher costs, ($36 million) partially offset by lower volumes ($14 million) and the unfavorable impact from foreign currency exchange ($2 million). The higher unit margins, net of higher costs, were primarily driven by favorable pricing and product mix in the 2023 calendar year customer agreements. Volumes were lower across all regions, with the largest decrease in Asia driven by the impact of COVID-19 outbreaks in China.

EBIT in Reinforcement Materials increased by $30 million in the first six months of fiscal 2023 compared to the same period of fiscal 2022. The increase was driven by higher unit margins, net of higher costs, ($62 million) partially offset by lower volumes ($25 million) and the unfavorable impact from foreign currency exchange ($5 million). The higher unit margins, net of higher costs, were primarily driven by favorable 2022 and 2023 calendar year customer agreements. Volumes were lower across all regions, with the largest decrease in Asia driven by the impact of COVID-19 outbreaks in China, and elevated levels of calendar year-end destocking at our customers.

As we look to the third quarter of the fiscal year, we expect EBIT to improve sequentially as volumes are expected to improve, particularly in Asia as demand strengthens.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2023 and 2022 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Performance Chemicals Sales	$326	$363	$612	$669
Performance Chemicals EBIT	$28	$70	$57	$122

Sales in Performance Chemicals decreased by $37 million in the second quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to the unfavorable impact from lower volumes ($23 million), and foreign currency translation ($14 million). The lower volumes in the second quarter of fiscal 2023 was driven by demand softness in key end markets, particularly in our fumed metal oxides product line, and the impact of COVID-19 outbreaks in China.

In the first six months of fiscal 2023, sales in Performance Chemicals decreased by $57 million compared to the same period of fiscal 2022, primarily due to lower volumes ($37 million) and by unfavorable impact from foreign currency translation ($35 million), partially offset by favorable price and product mix (combined $17 million). The lower volumes were primarily due to customer destocking, softness in some of our key end markets and the impact from COVID-19 outbreaks in China.

EBIT in Performance Chemicals decreased by $42 million in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, primarily due to lower volumes ($18 million), lower unit margins ($15 million) and the unfavorable impact from foreign currency exchange ($4 million). The lower volumes in the second quarter of fiscal 2023 were driven by demand softness in key end markets, particularly in our fumed metal oxides product line, and the impact of COVID-19 outbreaks in China. Lower unit margins were primarily due to the timing of price increases in our fumed metal oxides product line in the second quarter of fiscal 2022 that did not reoccur in the same period of fiscal 2023. The segment also experienced higher costs associated with the unfavorable impact of reduction in inventory levels ($4 million).

EBIT in Performance Chemicals decreased by $65 million in the first six months of fiscal 2023 compared to the same period of fiscal 2022, primarily due to lower volumes ($29 million), lower unit margins ($15 million) and the unfavorable impact from foreign currency exchange ($8 million). Lower unit margins were driven by less favorable product mix. The segment also experienced higher costs associated with the unfavorable impact of reduction in inventory levels ($10 million). The lower volumes were primarily due to customer destocking, softness in some of our key end markets and the impact from COVID-19 outbreaks in China.

As we look ahead to the third quarter of the fiscal year, we expect that volumes across all product lines will increase as demand across our key end markets improves and contribution unit margins will remain relatively stable.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and first six months of fiscal 2023 and 2022 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
	(In millions)
Purification Solutions Sales	$—	$36	$—	$97
Purification Solutions EBIT	$—	$—	$—	$—

We divested the Purification Solutions business in March 2022. Refer to Note D of our Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $135 million during the first six months of fiscal 2023, which was due to a lower outstanding commercial paper balance at the end of the period. As of March 31, 2023, we had cash and cash equivalents of $205 million and borrowing availability under our revolving credit agreements of $992 million.

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

As of March 31, 2023, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of March 31, 2023, we had $992 million of availability under our Credit Agreements. As of March 31, 2023, we had $118 million of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $217 million of commercial paper outstanding as of March 31, 2023.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $214 million in the first six months of fiscal 2023 compared to $39 million of cash used by operating activities during the same period of fiscal 2022.

Cash provided by operating activities in the first six months of fiscal 2023 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $71 million and a decrease in net working capital of $25 million. The decrease in net working capital was largely driven by a decrease in accounts receivable due to lower customer prices from lower cost of raw materials and decreased sales volumes and a decrease in inventories and accounts payable and accrued expenses driven by lower cost of raw materials.

Cash used by operating activities in the first six months of fiscal 2022 was driven by an increase in net working capital of $254 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

Investing activities consumed $64 million of cash in the first six months of fiscal 2023 compared to $15 million of cash provided in the first six months of fiscal 2022.

In the first six months of fiscal 2023, investing activities included $86 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion projects in Performance Chemicals, partially offset by proceeds from the sale of land of $7 million, proceeds from the sale of our Purification Solutions business of $6 million, and proceeds from insurance settlements of $6 million.

In the first six months of fiscal 2022, investing activities included capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures primarily in Performance Chemicals. Capital expenditures totaled $71 million in the first six months of fiscal 2022.In addition, the first six months of fiscal 2022 includes $79 million of net cash proceeds from the sale of our Purification Solutions business, as well as $5 million of cash assumed from the acquisition of Tokai Carbon.

Capital expenditures for fiscal 2023 are expected to be between $250 million to $300 million. Our planned capital spending program for fiscal 2023 is primarily for sustaining, compliance, and improvement capital projects at our operating facilities as well as capacity expansion expenditures in the Performance Chemicals segment.

Cash Flows from Financing Activities

Financing activities consumed $210 million of cash in the first six months of fiscal 2023 compared to $85 million of cash provided during the same period of fiscal 2022.

In the first six months of fiscal 2023, financing activities primarily consisted of the repayment of commercial paper of $105 million, dividend payments to stockholders of $42 million, share repurchases of $33 million, cash dividends paid to noncontrolling interests of $41 million and repayments of long-term debt of $7 million. These payments were partially offset by proceeds from short-term borrowings of $14 million and proceeds from sales of common stock of $4 million.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for EBIT and volumes in the third quarter of fiscal 2023 in our Reinforcement Materials segment, and for volumes across all product lines in the third fiscal quarter of fiscal 2023 in our Performance Chemicals segment; demand for our products; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending; regulatory developments; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2023 does not differ materially from that discussed under Item 7A of our 2022 10-K.

Item 4. Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023 - January 31, 2023	—	$—	—	4,100,166
February 1, 2023 - February 28, 2023	27,400	$79.09	27,400	4,072,766
March 1, 2023 - March 31, 2023	169,033	$75.89	169,033	3,903,733
Total	196,433		196,433
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
(2)
Total number of shares purchased does not include 1,816 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 9, 2023	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 9, 2023	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)