Form 10-Q
period 2023-06-30
CABOT CORP
filed 2023-08-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The Company had 55,936,984 shares of common stock, $1.00 par value per share, outstanding as of August 3, 2023.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions, except per share amounts)
Net sales and other operating revenues	$968	$1,149	$2,966	$3,209
Cost of sales	745	914	2,352	2,544
Gross profit	223	235	614	665
Selling and administrative expenses	58	51	184	196
Research and technical expenses	15	14	43	41
Loss on sale of business and asset impairment charge (Note D)	—	2	3	206
Gain on bargain purchase of a business (Note C)	—	—	—	(24)
Income (loss) from operations	150	168	384	246
Interest and dividend income	7	—	22	7
Interest expense	(24)	(15)	(69)	(38)
Other income (expense)	(3)	(1)	(13)	(9)
Income (loss) before income taxes and equity in earnings of affiliated companies	130	152	324	206
(Provision) benefit for income taxes	(41)	(49)	(90)	(73)
Equity in earnings of affiliated companies, net of tax	1	3	4	7
Net income (loss)	90	106	238	140
Net income (loss) attributable to noncontrolling interests, net of tax	8	9	27	25
Net income (loss) attributable to Cabot Corporation	$82	$97	$211	$115

Weighted-average common shares outstanding:
Basic	56.1	56.3	56.2	56.5
Diluted	56.5	56.8	56.7	56.9

Earnings (loss) per common share:
Basic	$1.44	$1.70	$3.68	$2.00
Diluted	$1.43	$1.69	$3.65	$1.99

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Net income (loss)	$90	$106	$238	$140
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(20)	(102)	117	(84)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(4)	(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	—	—	1	1
Pension and other postretirement benefit liability adjustments, net of tax	—	—	(1)	2
Other comprehensive income (loss), net of tax of $—, $ —, $— and ($1)	(21)	(103)	113	(85)
Comprehensive income (loss)	69	3	351	55
Net income (loss) attributable to noncontrolling interests, net of tax	8	9	27	25
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(6)	(9)	3	(6)
Comprehensive income (loss) attributable to noncontrolling interests	2	—	30	19
Comprehensive income (loss) attributable to Cabot Corporation	$67	$3	$321	$36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2023	September 30, 2022
	(In millions)
Current assets:
Cash and cash equivalents	$220	$206
Accounts and notes receivable, net of reserve for doubtful accounts of $2 and $3	688	836
Inventories:
Raw materials	152	182
Work in process	1	—
Finished goods	370	427
Other	69	55
Total inventories	592	664
Prepaid expenses and other current assets	102	114
Total current assets	1,602	1,820
Property, plant and equipment, net	1,364	1,270
Goodwill	136	129
Equity affiliates	19	20
Intangible assets, net	63	63
Deferred income taxes	36	45
Other assets	167	178
Total assets	$3,387	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2023	September 30, 2022
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$136	$347
Accounts payable and accrued liabilities	568	707
Income taxes payable	27	44
Current portion of long-term debt	7	7
Total current liabilities	738	1,105
Long-term debt	1,093	1,089
Deferred income taxes	60	65
Other liabilities	230	234
Contingencies (Note G)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 56,072,816 and 56,385,963 shares, Outstanding: 55,936,984 and 56,248,559 shares	56	56
Less cost of 135,832 and 137,404 shares of common treasury stock	(3)	(4)
Additional paid-in capital	—	1
Retained earnings	1,407	1,284
Accumulated other comprehensive income (loss)	(329)	(439)
Total Cabot Corporation stockholders' equity	1,131	898
Noncontrolling interests	135	134
Total stockholders' equity	1,266	1,032
Total liabilities and stockholders' equity	$3,387	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2023	2022
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$238	$140
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	107	111
Loss on sale of business and asset impairment charge	3	206
Gain on sale of land	(1)	(17)
Gain on bargain purchase of a business	—	(24)
Deferred tax provision (benefit)	(1)	(39)
Equity in earnings of affiliated companies	(4)	(7)
Share-based compensation	15	17
Other non-cash (income) expense	2	15
Cash dividends received from equity affiliates	2	1
Changes in assets and liabilities:
Accounts and notes receivable	173	(286)
Inventories	100	(231)
Prepaid expenses and other assets	17	(35)
Accounts payable and accrued liabilities	(177)	127
Income taxes payable	(18)	18
Other liabilities	1	(1)
Cash provided (used) by operating activities	457	(5)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(166)	(121)
Proceeds from sale of land	7	18
Proceeds from sale of business	6	79
Cash paid for acquisition of business, net of cash acquired of $— and $5	—	(9)
Proceeds from insurance settlements	12	1
Other	2	1
Cash provided (used) by investing activities	(139)	(31)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	24	26
Repayments of short-term borrowings	(48)	—
Proceeds from issuance (repayments) of commercial paper, net	(188)	193
Proceeds from long-term debt, net of issuance costs	79	394
Repayments of long-term debt	(88)	(357)
Purchases of common stock	(48)	(48)
Proceeds from sales of common stock	4	6
Cash dividends paid to noncontrolling interests	(41)	(22)
Cash dividends paid to common stockholders	(65)	(63)
Cash provided (used) by financing activities	(371)	129
Effects of exchange rate changes on cash	67	(49)
Increase (decrease) in cash and cash equivalents	14	44
Cash and cash equivalents at beginning of period	206	170
Cash and cash equivalents at end of period	$220	$214

	June 30, 2023	June 30, 2022
	(In millions)
Cash and cash equivalents	$220	$208
Restricted cash classified within Prepaid expenses and other current assets	—	6
Cash, cash equivalents and restricted cash	$220	$214

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2022	56,249	$52	$1	$1,284	$(439)	$898	$134	$1,032
Net income (loss)				54		54	12	66
Total other comprehensive income (loss)					81	81	6	87
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests							(2)	(2)
Issuance of stock under equity compensation plans	309	1	2			3		3
Share-based compensation			11			11		11
Purchase and retirement of common stock	(242)	—	(14)	(3)		(17)		(17)
Balance at December 31, 2022	56,316	$53	$-	$1,314	$(358)	$1,009	$150	$1,159
Net income (loss)				75		75	7	82
Total other comprehensive income (loss)					44	44	3	47
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—	(27)	(27)
Issuance of stock under equity compensation plans	29	—	1			1		1
Share-based compensation			7			7		7
Purchase and retirement of common stock	(199)	—	(8)	(8)		(16)		(16)
Balance at March 31, 2023	56,146	$53	$-	$1,360	$(314)	$1,099	$133	$1,232
Net income (loss)				82		82	8	90
Total other comprehensive income (loss)					(15)	(15)	(6)	(21)
Cash dividends paid:
Common stock, $0.40 per share				(23)		(23)		(23)
Cash dividends declared to noncontrolling interests						—	—	—
Issuance of stock under equity compensation plans	4	—	—			—		—
Share-based compensation			3			3		3
Purchase and retirement of common stock	(213)	—	(3)	(12)		(15)		(15)
Balance at June 30, 2023	55,937	$53	$—	$1,407	$(329)	$1,131	$135	$1,266

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

June 30, 2023

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2023 and 2022. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

E. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the nine months ended June 30, 2023 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2022	$46	$83	$129
Foreign currency impact	6	1	$7
Balance at June 30, 2023	$52	$84	$136

The following table provides information regarding the Company’s intangible assets:

	June 30, 2023			September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$34	$(9)	$25	$34	$(8)	$26
Trademarks	2	(1)	$1	2	(1)	1
Customer relationships	67	(30)	$37	59	(23)	36
Total intangible assets	$103	$(40)	$63	$95	$(32)	$63

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense for each of the three months ended June 30, 2023 and 2022 was $1 million. Amortization expense was $4 million and $5 million for the nine months ended June 30, 2023 and 2022, respectively. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

F. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2022, attributable to Cabot Corporation	$(429)	$(10)	$(439)
Other comprehensive income (loss) before reclassifications	88	—	88
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	6	—	6
Balance at December 31, 2022, attributable to Cabot Corporation	(348)	(10)	(358)
Other comprehensive income (loss) before reclassifications	49	—	49
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2023, attributable to Cabot Corporation	$(303)	$(11)	$(314)
Other comprehensive income (loss) before reclassifications	(20)	1	(19)
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(6)	—	(6)
Balance at June 30, 2023, attributable to Cabot Corporation	$(318)	$(11)	$(329)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and nine months ended June 30, 2023 and 2022 were are follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2023	2022	2023	2022
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	—	—	1	1
Release of currency translation adjustment	Loss on sale of business and asset impairment charge	—	—	—	33
Pension and other postretirement
Release of actuarial losses and prior service cost (credit)	Loss on sale of business and asset impairment charge	—	—	—	1
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	(1)	1	(2)	1
Total before tax		$(2)	$—	$(5)	$32

G. Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2022 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2022 10-K, the “Payor Group”). On July 26, 2022, one of the members of the Payor Group, Aearo Technologies (“Aearo”), voluntarily filed for Chapter 11 bankruptcy protection with the stated goal of establishing a trust, funded by Aearo and its parent 3M, to satisfy respirator and other unrelated claims determined to be entitled to compensation. On June 9, 2023, the court dismissed Aearo’s bankruptcy case based on motions filed by various creditors in the case. Aearo appealed the decision but did not seek to stay the dismissal, which made the dismissal effective immediately and ended the automatic bankruptcy stay. The Company will continue to monitor Aearo’s appeal; if Aearo's appeal is successful it could reinstate the bankruptcy case.

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $38 million and $39 million at June 30, 2023 and September 30, 2022, respectively.

The Company’s current estimate of the cost of its share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims and future developments in the now-dismissed Aearo bankruptcy proceedings while Aearo’s appeal is ongoing, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain members of the Payor Group, or a change in the availability of the indemnity provided by a former owner of AO, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material.

Value-added Tax (“VAT”) Matter

As outlined in Note S, Commitments and Contingencies of the 2022 10-K, the Company had filed legal actions challenging VAT related assessments it had received from a non-U.S. taxing authority. At such time, the Company did not believe that it was probable that it would incur a loss related to these matters. However, as the interpretation and application of the VAT rules related to the assessment are an unsettled issue it was reasonably possible to incur a loss. The Company estimated it could incur a charge that ranged between a nil amount and $41 million. In June 2023, the Court of Justice of the European Union issued a judgement that is favorable to the Company’s position in these matters. As a result, the Company believes the possibility it will incur a loss related to these matters is remote.

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

The Company agreed to a final settlement of the related insurance claim in the second quarter of fiscal 2023 and received the final proceeds in the third quarter of fiscal 2023. During the three months and nine months ended June 30, 2023 the Company received $8 million and $14 million of insurance proceeds, respectively. Of the insurance proceeds received, $12 million related to fixed asset replacement and repairs is included in Cash provided by investing activities and $2 million is included in Cash provided by operating activities for the nine months ended June 30, 2023 in the Consolidated Statements of Cash Flows. During the three and nine months ended June 30, 2023, the Company recognized gains of nil and $9 million and loss recoveries of $4 million and $5 million, respectively, which are included within Cost of sales in the Consolidated Statements of Operations.

During the three and nine months ended June 30, 2022, the Company recorded additional expenses of $1 million and $7 million, respectively, for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds as the Company expected insurance proceeds in excess of the total incurred costs and policy deductibles. The flood-related expenses and loss recoveries are both included within Cost of sales in the Consolidated Statements of Operations for the three and nine months ended June 30, 2022.

I. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(Dollars in millions)
(Provision) benefit for income taxes	$(41)	$(49)	$(90)	$(73)
Effective tax rate	32%	32%	28%	35%

For the three months and nine months ended June 30, 2023, the (Provision) benefit for income taxes included a net discrete tax expense of $2 million and $3 million, respectively. For the three and nine months ended June 30, 2022, the (Provision) benefit for income taxes included a net discrete tax expense of $14 million and a net discrete tax benefit of $22 million, respectively, after valuation allowance. The $22 million net benefit is primarily comprised of a benefit of $36 million related to the Purification Solutions business divestiture, and a tax expense of $8 million related to withholding tax accruals on historic earnings due to changes in indefinite reinvestment assertions on certain entities.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2022 tax years generally remain subject to examination by the IRS and various tax years from 2013 through 2022 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2005 through 2022 remain subject to examination by their respective tax authorities.

During the three and nine months ended June 30, 2023, Cabot released uncertain tax positions of a nil amount and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and nine months ended June 30, 2022, Cabot released uncertain tax positions of a nil amount and $2 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$82	$97	$211	$115
Less: Dividends and dividend equivalents to participating securities	—	—	1	1
Less: Undistributed earnings allocated to participating securities(1)	1	1	3	1
Earnings (loss) allocated to common shareholders (numerator)	$81	$96	$207	$113

Weighted average common shares and participating securities outstanding	57.3	57.2	57.5	57.4
Less: Participating securities(1)	1.2	0.9	1.3	0.9
Adjusted weighted average common shares (denominator)	56.1	56.3	56.2	56.5

Earnings (loss) per common share - basic:	$1.44	$1.70	$3.68	$2.00

Diluted EPS:
Earnings (loss) allocated to common shareholders	$81	$96	$207	$113
Plus: Earnings allocated to participating securities	1	1	4	2
Less: Adjusted earnings allocated to participating securities(2)	1	1	4	2
Earnings (loss) allocated to common shareholders (numerator)	$81	$96	$207	$113

Adjusted weighted average common shares outstanding	56.1	56.3	56.2	56.5
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.5	0.5	0.4
Adjusted weighted average common shares (denominator)	56.5	56.8	56.7	56.9

Earnings (loss) per common share - diluted:	$1.43	$1.69	$3.65	$1.99

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$82	$97	$211	$115
Less: Dividends declared on common stock	23	21	64	63
Less: Dividends declared on participating securities	—	—	1	1
Undistributed earnings (loss)	$59	$76	$146	$51

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common shareholders	$58	$75	$143	$50
Undistributed earnings allocated to participating shareholders	1	1	3	1
Undistributed earnings (loss)	$59	$76	$146	$51

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2023, 156,550 and 133,039 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2022, 169,425 and 204,796 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2023 or 2022.

At June 30, 2023 and September 30, 2022, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Each of these financial asset and liability categories is classified as Level 1 within the fair value hierarchy.

At June 30, 2023 and September 30, 2022, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2023, the fair value of these derivatives was a net asset of $8 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. At September 30, 2022, the fair value of these derivatives was a net asset of $28 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At June 30, 2023 and September 30, 2022, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million and $8 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.07 billion, respectively, as of June 30, 2023 and $1.08 billion and $1.06 billion, respectively, as of September 30, 2022. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Purification Solutions	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2023
Revenues from external customers(3)	$624	$307	$—	$931	$37	$968
Income (loss) before income taxes(4)	$132	$32	$—	$164	$(34)	$130

Three Months Ended June 30, 2022
Revenues from external customers(2)(3)	$730	$376	$—	$1,106	$43	$1,149
Income (loss) before income taxes(4)	$113	$63	$—	$176	$(24)	$152

Nine Months Ended June 30, 2023
Revenues from external customers(3)	$1,939	$919	$—	$2,858	$108	$2,966
Income (loss) before income taxes(4)	$348	$89	$—	$437	$(113)	$324

Nine Months Ended June 30, 2022
Revenues from external customers(2)(3)	$1,947	$1,045	$97	$3,089	$120	$3,209
Income (loss) before income taxes(4)	$299	$185	$—	$484	$(278)	$206

(1)
Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.
(2)
Beginning in fiscal 2023, the Company began allocating energy center by-product revenue within the applicable segment’s Revenue from external customers. The Company recast prior period financial information to conform to the new presentation. The allocation of such revenue resulted in an increase of $23 million in the Reinforcement Materials segment and $4 million in the Performance Chemicals segment, respectively, with an offsetting decrease in Unallocated and Other revenue for the three months ended June 30, 2022. The allocation of such revenue resulted in an increase of $72 million in the Reinforcement Materials segment and $11 million in the Performance Chemicals segment, respectively, with an offsetting decrease in Unallocated and Other revenue for the nine months ended June 30, 2022. There was no impact to the Consolidated Total Revenues from external customers.
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

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Shipping and handling fees	$31	$44	$100	$124
Other	6	(1)	8	(4)
Total	$37	$43	$108	$120

(4)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Interest expense	$(24)	$(15)	$(69)	$(38)
Certain items(a)
Gain on bargain purchase of a business (Note C)	—	—	—	24
Gain on sale of land	—	17	1	17
Loss on sale of business and asset impairment charge (Note D)	—	(2)	(3)	(206)
Legal and environmental matters and reserves	—	(1)	(2)	(9)
Acquisition and integration-related charges	(1)	(1)	(2)	(4)
Divestiture related charges	—	—	—	(5)
Global restructuring activities	—	(1)	—	(3)
Other	—	—	(1)	1
Total certain items, pre-tax	(1)	12	(7)	(185)
Unallocated corporate costs(b)	(11)	(15)	(42)	(45)
General unallocated income (expense)(c)	3	(3)	9	(3)
Less: Equity in earnings of affiliated companies, net of tax(d)	1	3	4	7
Total	$(34)	$(24)	$(113)	$(278)

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

	Three Months Ended June 30, 2023
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$260	$94	$—	$354
Asia Pacific	234	119	—	353
Europe, Middle East and Africa	130	94	—	224
Segment revenues from external customers	624	307	—	931
Unallocated and other				37
Net sales and other operating revenues				$968

	Three Months Ended June 30, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$302	$114	$—	$416
Asia Pacific	265	147	—	412
Europe, Middle East and Africa	163	115	—	278
Segment revenues from external customers	730	376	—	1,106
Unallocated and other				43
Net sales and other operating revenues				$1,149

	Nine Months Ended June 30, 2023
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$781	$283	$—	$1,064
Asia Pacific	752	368	—	1,120
Europe, Middle East and Africa	406	268	—	674
Segment revenues from external customers	1,939	919	—	2,858
Unallocated and other				108
Net sales and other operating revenues				$2,966

	Nine Months Ended June 30, 2022
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$767	$314	$43	$1,124
Asia Pacific	773	422	14	1,209
Europe, Middle East and Africa	407	309	40	756
Segment revenues from external customers	1,947	1,045	97	3,089
Unallocated and other				120
Net sales and other operating revenues				$3,209

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

Our discussion under the heading “Third Quarter of Fiscal 2023 versus Third Quarter of Fiscal 2022—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Our definition of Total segment EBIT may not be comparable to the definition used by other companies and it should not be considered an alternative for Income (loss) before income taxes and equity in earnings of affiliated companies, which is the most directly comparable GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) before income taxes and equity in earnings of affiliated companies is provided under the heading “Third quarter of Fiscal 2023 versus Third quarter of Fiscal 2022—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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
•
Gain realized on the sale of land.

Overview

During the third quarter of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies decreased compared to the third quarter of fiscal 2022 due to a reduction in earnings in our Performance Chemicals segment partially offset by stronger results in our Reinforcement Materials segment.

Third quarter of Fiscal 2023 versus Third quarter of Fiscal 2022—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Net sales and other operating revenues	$968	$1,149	$2,966	$3,209
Gross profit	$223	$235	$614	$665

The $181 million decrease in net sales and other operating revenues in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 was driven by lower volumes in both segments ($92 million), unfavorable price and product mix (combined $56 million), the negative impact from foreign currency translation ($19 million), and lower by-product revenue ($8 million).

The $243 million decrease in net sales and other operating revenues in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 was primarily driven by lower volumes ($198 million) the unfavorable impact from foreign currency translation ($130 million), the impact of the divestiture of our Purification Solutions business in fiscal 2022 ($97 million) and lower by-product revenue ($22 million). These decreases were partially offset by favorable price and product mix (combined $217 million) primarily in our Reinforcement Materials segment.

For the three and nine months ended June 30, 2023, gross profit decreased by $12 million and $51 million, respectively, compared to the same periods of fiscal 2022. The decrease was primarily due to lower volumes and higher fixed costs, partially offset by higher unit margins in our Reinforcement Materials segment.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Selling and administrative expenses	$58	$51	$184	$196

Selling and administrative expenses increased by $7 million in the third quarter of fiscal 2023 and decreased by $12 million for the nine months ended June 30, 2023, compared to the same periods of fiscal 2022.

The increase in selling and administrative expenses in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 was primarily due to a $17 million benefit from the sale of land in the fiscal 2022 period, partially offset by a decrease in the incentive compensation accrual for the fiscal 2023 period.

The decrease in selling and administrative expenses in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 was primarily due to a decrease in the incentive compensation accrual for the fiscal 2023 period and prior year charges related to the Purification Solutions divestiture and our legal reserve for respirator matters, partially offset by the benefit from the sale of land in the fiscal 2022 period.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Research and technical expenses	$15	$14	$43	$41

Research and technical expenses increased by $1 million and $2 million for the third quarter and the first nine months of fiscal 2023, respectively, compared to the same periods of fiscal 2022.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Interest and dividend income	$7	$—	$22	$7
Interest expense	$(24)	$(15)	$(69)	$(38)
Other income (expense)	$(3)	$(1)	$(13)	$(9)

Interest and dividend income increased by $7 million and $15 million in the three and nine months ended June 30, 2023, respectively, compared to the same periods of fiscal 2022, primarily due to higher interest rates.

Interest expense increased by $9 million and $31 million in the three and nine months ended June 30, 2023, respectively, compared to the same periods of fiscal 2022, primarily due to higher interest rates.

Other expense increased by $2 million and $4 million in the third quarter of fiscal 2023 and the first nine months of fiscal 2023, respectively, compared to the same periods of fiscal 2022, driven by higher foreign currency losses, primarily in Argentina, partially offset by an increase in investment income in Argentina and Brazil.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30
	2023		2022
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(41)	32%	$(49)	32%
Less: Non-GAAP tax adjustments(1)	2		(15)
Operating tax rate	$(43)	33%	$(34)	24%

	Nine Months Ended June 30
	2023		2022
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(90)	28%	$(73)	35%
Less: Non-GAAP tax adjustments(1)	3		29
Operating tax rate	$(93)	28%	$(102)	26%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended June 30, 2023, the (Provision) benefit for income taxes was a provision of $41 million compared to $49 million for the same period in 2022. For the nine months ended June 30, 2023, the (Provision) benefit for income taxes was a provision of $90 million compared to $73 million for the same period in 2022. Included in the (Provision) benefit for income taxes in the nine months ended June 30, 2022 is a net discrete tax benefit of $22 million primarily comprised of $36 million related to the divestiture of the Purification Solutions business, and a tax expense of $8 million related to withholding tax accruals on historic earnings due to changes in indefinite reinvestment assertion on certain entities. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2023, the Operating tax rate is expected to be in the range of 27% to 29%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” which have historically included unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. Matters allocated to certain items are unpredictable, depend on various factors, and could have a material impact on the effective tax rate in future periods.

We regularly evaluate the realizability of our net deferred tax assets. As of June 30, 2023, substantially all our U.S. deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. There is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to reach a conclusion that all or a significant portion of the valuation allowances will no longer be required. Such a release would result in a material non-cash income tax benefit in our Consolidated Statement of Operations in the period of release and an increase of net deferred tax assets on our Consolidated Balance Sheet.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$3	$4	$7
Net income (loss) attributable to noncontrolling interests, net of tax	$8	$9	$27	$25

Equity in earnings of affiliated companies, net of tax, decreased by $2 million and $3 million in the third quarter and the first nine months of fiscal 2023, respectively, compared to the same periods of fiscal 2022 primarily due to lower profitability at our equity affiliate in India.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $1 million in the third quarter and increased by $2 million for the nine months ended June 30, 2023, compared to the same periods of fiscal 2022. The lower income for the three month period was primarily due to the lower profitability of our joint ventures in China. The higher income for the nine month period was primarily due to the higher profitability of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2023, we reported Net income (loss) attributable to Cabot Corporation of $82 million and $211 million, or $1.43 per diluted common share and $3.65 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $97 million and $115 million, or $1.69 per diluted common share and $1.99 per diluted common share, respectively, in the third quarter and first nine months of fiscal 2022. The lower net income in the third quarter of fiscal 2023 compared with the same period in fiscal 2022 is primarily due to lower volumes and higher fixed costs partially offset by higher unit margins. The higher net income in the first nine months of fiscal 2023 compared with the same period in fiscal 2022 is primarily due to an impairment charge associated with the divestiture of Purification Solutions in fiscal 2022 that did not reoccur in fiscal 2023.

Third quarter of Fiscal 2023 versus Third quarter of Fiscal 2022—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items, and Total segment EBIT for the three and nine months ended June 30, 2023 and 2022 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note L of our Notes to the Consolidated Financial Statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$130	$152	$324	$206
Less: Certain items	(1)	12	(7)	(185)
Less: Other unallocated items	(33)	(36)	(106)	(93)
Total segment EBIT	$164	$176	$437	$484

In the third quarter of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies decreased by $22 million and Total segment EBIT decreased by $12 million. The decreases in Income (loss) before income taxes and equity earnings of affiliated companies and in Total segment EBIT were driven by lower volumes, higher fixed costs and the unfavorable impact of foreign currency movements partially offset by higher unit margins in Reinforcement Materials. Lower volumes in the Reinforcement Materials ($19 million) and Performance Chemicals segments ($20 million) were primarily due to demand softness in key end markets. Higher unit margins in the Reinforcement Materials segment ($42 million) were primarily due to improved pricing and product mix in our annual tire customer agreements.

In the first nine months of fiscal 2023, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $118 million. The increase is primarily due to the Purification Solutions loss on sale and asset impairment charge of $206 million in fiscal 2022, partially offset by the gain on the Tokai Carbon acquisition of $24 million that did not reoccur in fiscal 2023. Total segment EBIT decreased by $47 million in the first nine months of fiscal 2023 as compared to the same period in fiscal 2022 driven by lower volumes, higher fixed costs and the unfavorable impact of foreign currency movements in both segments, partially offset by higher unit margins in Reinforcement Materials. Lower volumes in the Reinforcement Materials ($44 million) and Performance Chemicals segments ($48 million) were primarily due to demand softness in key end markets and destocking. Higher unit margins in the Reinforcement Materials segment ($130 million) were primarily due to improved pricing and product mix in our annual tire customer agreements.

Certain Items

Details of the certain items for the three and nine months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30			Nine Months Ended June 30
	2023	2022		2023	2022
	(In millions)
Gain on bargain purchase of a business (Note C)	$—	$	―	$—	$24
Gain on sale of land	—		17	1	17
Loss on sale of business and asset impairment charge (Note D)	—		(2)	(3)	(206)
Legal and environmental matters and reserves	—		(1)	(2)	(9)
Acquisition and integration-related charges	(1)		(1)	(2)	(4)
Divestiture related charges	—		—	—	(5)
Global restructuring activities	—		(1)	—	(3)
Other	—		—	(1)	1
Total certain items, pre-tax	(1)		12	(7)	(185)
Non-GAAP tax adjustments	2		(15)	3	29
Total certain items, after tax	$1		$(3)	$(4)	$(156)

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Interest expense	$(24)	$(15)	$(69)	$(38)
Unallocated corporate costs	(11)	(15)	(42)	(45)
General unallocated income (expense)	3	(3)	9	(3)
Less: Equity in earnings of affiliated companies, net of tax	1	3	4	7
Total other unallocated items	$(33)	$(36)	$(106)	$(93)

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2023 and 2022 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Reinforcement Materials Sales	$624	$730	$1,939	$1,947
Reinforcement Materials EBIT	$132	$113	$348	$299

Sales in Reinforcement Materials decreased by $106 million in the third quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to lower volumes ($59 million), less favorable price and product mix (combined $29 million) the unfavorable impact from foreign currency translation ($12 million) and lower by-product revenue ($5 million). The less favorable price and product mix was primarily due to lower feedstock costs that are generally passed through to our customers. Volumes were lower across all regions primarily due to lower replacement tire demand.

In the first nine months of fiscal 2023, sales in Reinforcement Materials decreased by $8 million compared to the first nine months of fiscal 2022. The decrease was primarily due to lower volumes ($130 million), the unfavorable impact from foreign currency translation ($88 million) and lower by-product revenue ($15 million), partially offset by improved price and product mix (combined $225 million). Lower volumes were primarily due to lower replacement tire demand and customer destocking. The improved price and product mix was primarily due to favorable 2022 and 2023 calendar year customer agreements.

EBIT in Reinforcement Materials in the third quarter of fiscal 2023 increased by $19 million compared to the same period of fiscal 2022. During the third quarter of fiscal 2023, the segment had higher unit margins, net of higher costs ($38 million), partially offset by lower volumes ($19 million) and the unfavorable impact from foreign currency translation ($1 million). The higher unit margins were primarily driven by favorable pricing and product mix in the 2023 calendar year customer agreements. Volumes were lower across all regions primarily due to lower replacement tire demand.

EBIT in Reinforcement Materials increased by $49 million in the first nine months of fiscal 2023 compared to the same period of fiscal 2022. The increase was driven by higher unit margins, net of higher costs ($99 million) partially offset by lower volumes ($44 million) and the unfavorable impact from foreign currency translation ($6 million). The higher unit margins were primarily driven by favorable pricing and product mix in the 2022 and 2023 calendar year customer agreements. Volumes were lower across all regions primarily due to lower replacement tire demand and destocking at our major tire customers.

As we look to the fourth quarter of the fiscal year, we expect EBIT to decrease sequentially due to seasonally lower volumes in Europe and higher fixed costs related to the timing of maintenance activities.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2023 and 2022 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Performance Chemicals Sales	$307	$376	$919	$1,045
Performance Chemicals EBIT	$32	$63	$89	$185

Sales in Performance Chemicals decreased by $69 million in the third quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to lower volumes ($32 million), less favorable pricing and product mix ($27 million), the unfavorable impact of foreign currency translation ($6 million) and lower by-product revenue ($2 million). The lower volumes in the third quarter of fiscal 2023 were driven by demand softness in key end markets, particularly in our fumed metal oxides product line. The less favorable product mix was due to less favorable product mix in our battery materials and specialty carbons product lines.

In the first nine months of fiscal 2023, sales in Performance Chemicals decreased by $126 million compared to the same period of fiscal 2022 due to lower volumes ($68 million), the unfavorable impact of foreign currency translation ($42 million), lower by-product revenue ($7 million) and less favorable pricing and product mix ($9 million). The lower volumes were primarily due to customer destocking, demand softness in key end markets and the impact from COVID-19 outbreaks in China.

EBIT in Performance Chemicals decreased by $31 million in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, due to lower volumes ($20 million), lower unit margins ($9 million) and higher costs associated with the unfavorable impact of the reduction in inventory levels ($4 million). The lower volumes in the third quarter of fiscal 2023 were driven by demand softness across all regions. Lower unit margins were primarily due to less favorable product mix in the specialty carbons and battery materials product lines.

EBIT in Performance Chemicals decreased by $96 million in the first nine months of fiscal 2023 compared to the same period of fiscal 2022, due to lower volumes ($48 million), lower unit margins ($24 million), the unfavorable impact of a reduction in inventory levels ($15 million) and the unfavorable impact of foreign currency translation ($9 million). Lower unit margins were largely due to less favorable product mix in the specialty carbons and battery materials product lines. The segment also experienced higher costs associated with the unfavorable impact of reduction in inventory levels ($15 million). Lower volumes were driven by customer destocking, demand softness in key end markets, and the impact from COVID-19 outbreaks in China.

As we look ahead to the fourth quarter of the fiscal year, we expect EBIT to improve sequentially due to higher volumes in our battery materials and inkjet product lines.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2023 and 2022 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Purification Solutions Sales	$—	$—	$—	$97
Purification Solutions EBIT	$—	$—	$—	$—

We divested the Purification Solutions business in March 2022. Refer to Note D of our Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $233 million during the first nine months of fiscal 2023, which was primarily due to a higher cash balance, lower outstanding commercial paper and the impact of foreign currency rates partially offset by increased borrowing on the Euro Credit Agreement (as defined below). As of June 30, 2023, we had cash and cash equivalents of $220 million and borrowing availability under our revolving credit agreements of $1.1 billion.

We have access to borrowings under the following two credit agreements:

•
$1 billion unsecured revolving credit agreement (the “U.S. Credit Agreement”)with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto, which matures in August 2026, subject to a one-year option to extend the maturity, exercisable on or prior to August 6, 2023. Effective August 4, 2023, we closed on the one-year option extending the maturity date to August 2027. The U.S. Credit Agreement supports our issuance of commercial paper, and borrowings under it may be used for working capital, letters of credit and other general corporate purposes.
•
Effective May 17, 2023, we amended and restated our €300 million unsecured revolving credit agreement (the “Euro Credit Agreement”, and together with the U.S. Credit Agreement, the “Credit Agreements”), changing the Administrative Agent, updating the Designated Borrowers (as defined therein). The Euro Credit Agreement with PNC Bank, National Association, as Administrative Agent, and the other lenders party thereto, matures in August 2027. Borrowings under the Euro Credit Agreement may be used for the repatriation of earnings of our foreign subsidiaries to the United States, the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries and for working capital and general corporate purposes.

As of June 30, 2023, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of June 30, 2023, we had $1.1 billion of availability under our Credit Agreements. As of June 30, 2023, we had $118 million of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $134 million of commercial paper outstanding as of June 30, 2023.

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

In addition, our subsidiary in Argentina may incur a foreign currency loss as a result of a significant government driven currency devaluation. The timing of any government action is uncertain, but could be in the near term and any loss we record would negatively impact earnings. As of June 30, 2023, we had approximately $35 million of Peso denominated net assets. As described above, currently there are currency controls that prevent the distribution or conversion of cash from Argentina, which makes up the majority of these net assets.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $457 million in the first nine months of fiscal 2023 compared to $5 million of cash used by operating activities during the same period of fiscal 2022.

Cash provided by operating activities in the first nine months of fiscal 2023 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $107 million and a decrease in net working capital of $96 million. The decrease in net working capital was largely driven by a decrease in accounts receivable due to lower customer prices from lower cost of raw materials and decreased sales volumes and a decrease in inventories and accounts payable and accrued expenses driven by lower cost of raw materials.

Cash used by operating activities in the first nine months of fiscal 2022 was driven by an increase in net working capital of $390 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

Investing activities consumed $139 million of cash in the first nine months of fiscal 2023 compared to $31 million of cash consumed in the first nine months of fiscal 2022.

In the first nine months of fiscal 2023, investing activities included $166 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion projects in Performance Chemicals, partially offset by proceeds from the sale of land of $7 million, proceeds from the sale of our Purification Solutions business of $6 million, and proceeds from insurance settlements of $12 million.

In the first nine months of fiscal 2022, investing activities included $121 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as capacity expansion capital expenditures primarily in Performance Chemicals. In addition, the first nine months of fiscal 2022 includes $79 million of net cash proceeds from the sale of our Purification Solutions business, $18 million of proceeds from the sale of land, and $9 million of cash paid for the acquisition of Tokai Carbon, net of cash assumed of $5 million.

Capital expenditures for fiscal 2023 are expected to be approximately $250 million. Our planned capital spending program for fiscal 2023 is primarily for sustaining, compliance, and improvement capital projects at our operating facilities as well as capacity expansion expenditures in the Performance Chemicals segment.

Province of Ontario Regulation 419 Update

As described in Part I, Item 1 of the 2022 10-K under the heading “Safety, Health, Environment, and Sustainability”, under the Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419, a new requirement for sulfur dioxide (“SO2”) emissions went into effect on July 1, 2023 for our reinforcing carbons plant in Sarnia, Ontario. On June 30, 2023, we received a letter from the MECP indicating that as of July 1 we are out of compliance with the new air standards for SO2 and in response submitted our required abatement plan in accordance with the regulation. We are continuing discussions with the MECP on a new technical standard for SO2 emissions controls at our plant as an alternative to this requirement that in its current form would require the installation of air pollution controls at the plant by July 1, 2028. We intend to continue to engage with the MECP on this alternative, or another compliance plan approach that is acceptable to the MECP. We anticipate that we will need to incur significant capital costs for the installation of these new SO2 emissions controls, particularly during the 24-month period prior to the date of installation.

Cash Flows from Financing Activities

Financing activities consumed $371 million of cash in the first nine months of fiscal 2023 compared to $129 million of cash provided during the same period of fiscal 2022.

In the first nine months of fiscal 2023, financing activities primarily consisted of the repayment of commercial paper of $188 million, dividend payments to stockholders of $65 million, share repurchases of $48 million, cash dividends paid to noncontrolling interests of $41 million, net repayments of short-term borrowings of $24 million and repayments of long-term debt of $88 million. These payments were partially offset by proceeds from long-term borrowings of $79 million.

In the first nine months of fiscal 2022, financing activities primarily consisted of the issuance of commercial paper of $193 million and proceeds from short-term borrowings of $26 million. These proceeds were partially offset by dividend payments to stockholders of $63 million, share repurchases of $48 million, dividend payments to noncontrolling interests of $22 million, and repayments of long-term debt of $357 million.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding segment performance in the fourth quarter of fiscal 2023 as compared with EBIT in the third quarter of fiscal 2023 and the factors we expect will decrease EBIT in our Reinforcement Materials segment and increase EBIT in our Performance Chemicals segment; demand for our products; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including with respect to the installation of new SO2 emissions controls at our Sarnia, Ontario reinforcing carbons plant; regulatory developments; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine; a significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters including the COVID-19 pandemic or geo-political conflicts; litigation or legal proceedings; tax rates and fluctuations in foreign currency exchange and interest rates; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2022 10-K and in our subsequent SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2023 does not differ materially from that discussed under Item 7A of our 2022 10-K.

Item 4. Controls and Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2023 - April 30, 2023	—	$—	—	3,903,733
May 1, 2023 - May 31, 2023	195,000	$70.65	195,000	3,708,733
June 1, 2023 - June 30, 2023	17,161	$71.30	17,161	3,691,572
Total	212,161		212,161
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
(2)
Total number of shares purchased does not include 1,262 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

(c). During our fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

Exhibit 3.1

Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit 3.2*	The By-laws of Cabot Corporation as amended May 11, 2023

Exhibit 10.1*

Amendment No. 1, dated as of April 21, 2023, to Credit Agreement dated as of August 6, 2021, by and among Cabot Corporation, the designated borrowers, the lenders party thereto, and the Administrative Agent

Exhibit 10.2*

Amendment No. 2, dated as of July 27, 2023 to Credit Agreement dated as of August 6, 2021, by and among Cabot Corporation, the designated borrowers, the lenders party thereto, and the Administrative Agent

Exhibit 10.3*

Credit Agreement, dated as of May 17, 2023, among certain subsidiaries of Cabot Corporation, guaranteed by Cabot Corporation, PNC Bank, National Association, ING Bank. N.V., Dublin branch, U.S. Bank National Association, and Mizuho Bank, Ltd.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 8, 2023	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 8, 2023	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)