Form 10-K
period 2023-09-30
CABOT CORP
filed 2023-11-22
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2023), the aggregate market value of the Registrant’s common stock held by non-affiliates was $4,276,465,633. As of November 13, 2023, there were 55,309,058 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment and product line growth and the assumptions underlying our growth expectations; demand for our products, customer destocking in our end markets and the short-term nature of customer cautious buying behavior, particularly in our Performance Chemicals segment; research and development activities; the recommencing of work on our Cilegon, Indonesia plant expansion for reinforcing carbons and the start-up of this facility; when we expect the conversion for battery applications at our site in Tianjin to be completed; our expectations with respect to our new EMEA Technology Center in Münster, Germany; the extension of the compliance date for the installation of technology controls at our facility in Ville Platte, Louisiana and the extension of the compliance date for the installation of technology controls at our facility in Sarnia, Ontario; our 2025 Sustainability Goals; our ambitions for our EVOLVE® Sustainable Solutions technology platform; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related and technology controls capital expenditures; regulatory developments; our ability to manage workplace exposures to carbon nanotubes; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities and the timing of such outlays; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; our ability to recover deferred tax assets; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

PART I

Item 1. Business

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are reinforcing and specialty carbons, specialty compounds, conductive additives, carbon nanotubes, fumed metal oxides, inkjet colorants and aerogel. Cabot and its affiliates have manufacturing facilities and operations in the United States (“U.S.”) and over 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

In early fiscal 2022, we introduced our “Creating for Tomorrow” growth strategy. This strategy is focused on investing for advantaged growth, developing innovative products and processes that enable a better future, and driving continuous improvement in all we do. Our products are generally based on technical expertise and innovation in one or more of our four core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; designing particles to impart specific properties to a formulation; and combining particles with other ingredients to deliver a formulated performance intermediate or composite. We focus on creating particles, and formulations of those particles, with the composition, morphology and surface functionalities to deliver the requisite performance to support our customers’ existing and emerging applications.

Our business is currently organized into two reportable segments: Reinforcement Materials and Performance Chemicals. Our business segments are discussed in more detail later in this section.

Both of our segments operate globally, and a significant portion of our revenues and operating profits is derived from operations outside the U.S. In particular, China continues to be an important producer of tires and products for automotive applications and since we made our initial investment in China in 1988, we have increased our operations in China to support increased demand for our products in China. In addition, a significant portion of battery manufacturers for electric vehicles are located in China, and, in the near term, we anticipate a material portion of the future growth of our Battery Materials product line to be derived from our business and operations in China. We employ local management teams for our operations in China, and our business model in China is predominantly to make and sell product in-country to established local and multi-national customers with operations in China. In fiscal 2023, sales in China across our segments constituted approximately 25% of our revenues, and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2023, as disclosed in Note T to our Consolidated Financial Statements. There are legal, operational and other risks associated with having substantial operations in China, which are more fully described under the heading “Risk Factors”, including the risks described under the headings: “We are exposed to political or country risk inherent in doing business in some countries, including China”; “Information technology systems failures, data security breaches, cybersecurity attacks or network disruptions have harmed us in the past, and could compromise our information, disrupt our operations and expose us to liability, which may adversely impact our operations”; “The continued protection of patents, trade secrets and other proprietary intellectual property rights is important to our success”; “Negative or uncertain worldwide or regional economic conditions or trade relations, as well as regional conflicts, may adversely impact our business” and “Our tax rate and other tax obligations are dependent upon a number of factors, a change in any of which could impact our future tax rates and financial results”. Given the size of our current operations in China and the future growth we anticipate from those operations, if our ability to operate in China were to be constrained by legal, regulatory and operational risks, it could have a material negative impact on our overall operations and the value of our securities.

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

In addition to our reinforcing carbons, we manufacture engineered elastomer composites (“E2C®”) solutions that are composites of reinforcing carbons and rubber made using our patented elastomer composites manufacturing process. These composites improve abrasion/wear resistance, reduce fatigue of rubber parts and reduce rolling resistance compared to reinforcing carbons/rubber compounds made entirely by conventional rubber mix methods enabling rubber product manufacturers to reduce the need to make performance trade-offs. The use of E2C®solutions enables our customers to produce better performing tires, including giant off-the-road tires and on-road commercial tires, as well as other rubber products used in aggressive applications. Additionally, because E2C®solutions can be integrated into current product methods without additional significant capital investment, and require fewer mixing stages, lower mixing temperatures and shorter mixing cycles than conventional products, operating and production costs may be reduced. E2C® is one of our focus areas for growth, which we refer to as “growth vectors”.

In fiscal 2023, we launched EVOLVE® Sustainable Solutions, our technology platform focused on developing sustainable reinforcing carbons and other performance materials with reliable performance at industrial scale. Our ambition under this platform is to work with customers and technology partners to develop products across three sustainability categories: Renewable, Recovered and Reduced, meaning products made with renewable materials or materials recovered from end-of-life tires and/or using processes that result in reduced greenhouse gas emissions.

Drivers of Demand and Sales and Customers

Demand for our Reinforcement Materials products is largely driven by the growth and development of the tire and automotive industries. In addition to general global economic conditions, demand for reinforcing carbons in tires is mainly influenced by the number of replacement and original equipment tires produced, which in turn is driven by (i) vehicle and driving trends, including the number of miles driven, and the number of vehicles produced and registered, (ii) changes in supply chain inventory levels to adapt to end-market demand, (iii) demand for high-performance tires, (iv) demand for larger tires and larger vehicles, such as trucks, buses, off-road vehicles used in agriculture, mining and similar vehicles, (v) consumer and industrial spending on new vehicles and (vi) changes in regulatory requirements impacting vehicle fuel efficiency and tire regulations. Demand for reinforcing carbons for industrial products is mainly influenced by vehicle production and design trends, construction activity and general industrial production.

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

Sales of reinforcing carbons and E2C®solutions are made primarily by Cabot employees and secondarily through distributors and sales representatives. We typically “make and sell” in region, which, among other advantages, provides our customers a regional supply chain and typically reduces transportation costs. Sales to five major tire customers represent a material portion of Reinforcement Materials’ total net sales and operating revenues. The loss of any of these customers, or a significant reduction in volumes sold to them, could have a material adverse effect on the segment.

Under appropriate circumstances, we have entered into supply arrangements with certain customers, the typical duration of which is one year. These arrangements typically provide for sales price adjustments to account for changes in relevant feedstock indices including natural gas and, in many cases, changes in other relevant costs (such as the cost of CO2 credits in Europe). In fiscal 2023, approximately two-thirds of our reinforcing carbons volume was sold under these supply arrangements. The majority of the volumes sold under these arrangements are sold to customers in the Americas and Europe.

We licensed our patented elastomer composites manufacturing process to Manufacture Francaise des Pneumatiques Michelin for their exclusive use in tire applications through fiscal 2017, and for a period of limited exclusivity in tire applications through fiscal 2019. As consideration, we received quarterly royalty payments extending through calendar year 2022.

Much of the reinforcing carbons we sell is used in tires and automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically has been less cyclical as demand for replacement tires is correlated to miles driven.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the sale of reinforcing carbons with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region of manufacture. Competition for our Reinforcement Materials products is based on product performance, quality, reliability, price, service, technical innovation, sustainability performance, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence, sustainability performance, and customer service provide us with a competitive advantage.

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

Operations

We own, or have a controlling interest in, and operate plants that produce reinforcing carbons in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, the Netherlands and the U.S. An equity affiliate operates a reinforcing carbons plant in Venezuela. In addition, we have a 98% ownership interest in an entity that manufactures our E2C® products in Port Dickson, Malaysia.

The following table shows our ownership interest as of September 30, 2023 in operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia Port Dickson, Malaysia	98% (consolidated subsidiary) 98% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

During fiscal 2019, we began engineering work on an expansion of our Cilegon, Indonesia plant to add approximately 80,000 metric tons of capacity for reinforcing carbons to our network. In fiscal 2020, after a review of our capital allocation priorities, we temporarily suspended further work on this expansion. We are restarting work on this project and anticipate this additional capacity becoming available in fiscal 2025.

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

Performance Chemicals

In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, inkjet printing, electronics, and consumer products sectors and in applications related to the generation, transmission and storage of energy. In this reporting segment we combine our specialty carbons, specialty compounds, battery materials, fumed metal oxides, aerogel and inkjet product lines. Our focus areas for growth, which we refer to as “growth vectors”, include conductive additives and other materials for battery applications, and inkjet dispersions for post print corrugated packaging applications. The recent investments we have made for growth in this segment, including in respect of these specific areas of focus, are described below under the heading “Operations”.

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

Our battery materials products include our conductive additives and fumed alumina, which are used principally in advanced lead acid and lithium-ion batteries used in electric vehicles. Our conductive additives consist of conductive carbons, carbon nanotubes and carbon nano structures, and blends of these materials, each of which offers different levels of conductivity and formulation flexibility for battery manufacturers to address performance (energy density, fast charging), cost and safety. In lithium-ion batteries, our conductive additives are used in both cathode and anode applications to increase energy density by providing a conductive network between active materials. Fumed alumina is used to reduce cathode material and electrolyte decomposition and improve capacity retention leading to longer battery cycle life.

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive, construction, microelectronics, batteries and consumer products industries. These products include adhesives, sealants, cosmetics, batteries, inks, toners, silicone elastomers, coatings, polishing slurries and pharmaceuticals. In addition to its battery applications discussed above, fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the building and construction industry, the product is used in insulative sprayable plasters and composite building products, as well as translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications including thermal runaway management for lithium-ion batteries.

Our inkjet colorants are high-quality pigment-based black and color dispersions and inks. Our dispersions are based on our patented pigment surface modification technology and polymer encapsulation technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including traditional work-from-home and corporate office settings, and, increasingly, in commercial and corrugated packaging, all of which require a high level of dispersibility and colloidal stability. Our inkjet inks, which utilize our pigment-based colorant dispersions, are used in the commercial printing segment for graphic arts.

Drivers of Demand and Sales and Customers

Our specialty carbons products have a wide variety of end-uses and demand is largely driven by the growth and development of the construction and infrastructure, automotive, electronics and consumer products industries. Demand for our conductive additives for use in batteries is largely driven by the trend in electrification of vehicles. Demand for fumed silica is mainly influenced by trends in key markets for silicones, adhesives and coatings applications, notably, structural adhesives for automobile light-weighting, epoxy bonding paste for wind turbines, high-performance coatings and hybrid sealants for construction and silicones for medical devices and the proliferation of electronics. Demand for specialty compounds is mainly influenced by growth and development of the automotive, infrastructure, consumer goods and electronic devices, packaging and agriculture industries.

Demand for our inkjet colorants is mainly influenced by developments in print media, pages printed in office and work-from-home environments, as well as press sales and utilization levels as digital aqueous pigment-based inks penetrate commercial and packaging applications historically served by analog printing methods.

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our specialty carbons and specialty compounds product lines, sales are generally to a broad number of customers. In our fumed metal oxides product line, sales under contracts with five customers account for approximately one-third of the revenue. In our battery materials product line, sales to three customers account for approximately 50% of revenue.

Competition

We are a leading producer of the products we sell in this segment. We compete in the sale of carbon black with three companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region of manufacture. For battery applications, we compete primarily with two global companies that manufacture conductive carbons as well as a number of smaller regional manufacturers. For carbon nanotubes, we compete primarily with one Chinese-based company. For battery applications, we compete primarily with one manufacturer of fumed alumina that operates globally. For fumed silica, we compete with two companies with a global presence and several other companies that have a regional presence. For aerogel, we compete globally principally with one other company that produces aerogel products. We also compete with non-aerogel insulation products manufactured by regional companies throughout the world. For specialty compounds, we compete with many regional companies and a small number of global companies. Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

Competition for our Performance Chemicals products is based on product performance, quality, reliability, service, technical innovation and price. We believe our product differentiation, technological leadership, operations excellence and customer service provide us with a competitive advantage.

Raw Materials

Raw materials for our products are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of our specialty carbons and conductive additives is composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of our specialty carbons. As product purity is one of the most critical requirements for conductive carbons, we obtain raw materials for those products from select key suppliers. Our raw material costs generally are influenced by the availability of various types of our feedstocks and natural gas, supply and demand of such raw materials and related transportation costs. Changes in certain of our raw material supplier’s operating conditions could reduce the availability of certain very specialized feedstocks.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty carbons primarily in China, the Netherlands and the U.S. We produce our conductive additives in China, and at our specialty carbon plants in the U.S. and in the Netherlands. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in China, Germany, the United Kingdom (“U.K.”), and the U.S. and a manufacturing plant that produces aerogel in Frankfurt, Germany. An equity affiliate operates a fumed metal oxides plant in India. Our specialty compounds are predominately produced in facilities that we own, or have a controlling interest in, located in Belgium, Canada, China and the United Arab Emirates. Our inkjet colorants and inks are manufactured at our facility in the U.S.

The following table shows our ownership interest as of September 30, 2023 in operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China	90% (consolidated subsidiary)
Jiangxi Province, China Wuhai, China	90% (consolidated subsidiary) 80% (consolidated subsidiary)
Mettur Dam, India	50% (equity affiliate)

Currently, four of our reinforcing carbons/specialty carbons manufacturing sites have energy centers. These are described above in the discussion of our Reinforcement Materials segment.

Over the last several years, we have been investing for growth with a number of capacity expansion projects and other transactions, particularly to increase manufacturing capacity for our specialty carbons and battery materials products. These investments include our purchase in 2022 from Tokai Carbon Group of its carbon black manufacturing facility in Tianjin, China where we continue to make technical upgrades to convert certain manufacturing units to allow us to produce conductive additives. We expect to complete the conversion of the first unit at the site in early fiscal 2026. We intend to pace our investments in additional battery materials manufacturing capacity to meet demand. Further, in fiscal 2023, we established our EMEA Technology Center in Münster, Germany. We expect this will enable us to enhance our battery materials development capability and strengthen our technology collaboration in Europe with other participants in the battery materials industry.

To meet the growing demand in the inkjet market for digital printing applications, in fiscal 2023 we commenced operations at a new production line at our manufacturing plant in Haverhill, Massachusetts, U.S., to increase our global capacity for aqueous pigment dispersions.

In our specialty compounds business, to meet anticipated demand we expanded our manufacturing capacity with a new specialty compounds unit at our reinforcing carbons plant in Cilegon, Indonesia, which was completed in fiscal 2023.

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

Research and Development

Our products are highly versatile and meet specific performance requirements across many industries, creating opportunities for innovation. In fiscal 2023, we spent approximately $57 million on technology development. Our R&D activities included those focused in the areas of conductive additives, inkjet dispersions and engineered elastomer composites. We are also focused on process innovation across our product lines. We are investing in furthering our sustainability efforts across various areas in order to reduce waste, reduce emissions and utilize more sustainable material in our production processes.

Seasonality

Our businesses are generally not seasonal in nature, although we may experience some regional seasonal declines during holiday periods.

Human Capital Resources

Our success is realized through the engagement and commitment of our people. We believe that our globally distributed workforce positions us well to serve our broad customer base in the regions and geographies in which they operate. As of September 30, 2023, we had approximately 4,300 employees across our global network of office and manufacturing locations, with 41% of our employees located in the Americas (61% of whom are in the United States), 33% in Asia Pacific (76% of whom are in China), and 26% in Europe, Middle East and Africa (“EMEA”). Of this global employee population, 43% are employed in manufacturing roles.

Our Management Executive Committee (“Executive Committee”) is comprised of our CEO and his nine direct reports who, collectively, have management responsibility for our businesses and regional operations, our financial, legal, safety, health, environment and sustainability, human resources, research and development, global business services and digital functions.

Our primary human capital objectives are to attract, retain and develop the highest quality talent and ensure they feel safe, supported and empowered to do their best work. Accordingly, our management team places significant focus and attention on matters concerning Cabot’s workforce – particularly in the areas of diversity, talent, engagement, retention and development, total rewards, and employee health and safety. These areas of focus are also represented in our 2025 Sustainability Goals, which include:

•
fostering an environment where employees report high levels of inclusion and support for their professional development;
•
increasing diverse representation in leadership and professional roles; and
•
reducing injuries and frequency of significant process safety events by 50%.

Diversity, Equity and Inclusion (DE&I)

In support of our commitment to foster a diverse and inclusive environment, in fiscal 2023 we established DE&I objectives which were factors that were considered in establishing the funding levels of our short-term incentive awards. These objectives were:

·
Demonstrate improvement in the percentage of job searches in which candidates from underrepresented groups (for this purpose, defined as women in all regions and in the U.S. defined as women and people of color) are interviewed. We saw a significant improvement during the fiscal year.
·
Ensure strong pay equity is maintained by putting action plans in place to address any pay inequities identified through our global compensation review process. As noted below, we maintained strong pay parity during the fiscal year and have developed action plans to address the small percentage of cases where pay inequity was found.
·
Require all people managers to attend inclusive leadership training. We ended the fiscal year with a 99.7% completion rate for all people managers.

We also conducted our biennial global employee engagement survey, which included five questions related to inclusion. Employees reported strong sentiments of inclusion with scores across all questions either remaining stable or increasing. Additionally, we were pleased to receive external recognition, being named to Newsweek's America’s Greatest Workplaces for Diversity 2023, based on an independent review of over 350,000 companies.

Demographic information with respect to gender representation among all Cabot employees and with respect to racial and ethnic representation among Cabot employees located in the United States, as of September 30, 2023, is set forth in the tables below:

Gender Diversity

	Male	% of total	Female	% of total	Total Employees
Executive Committee	7	70%	3	30%	10
Management*	584	73%	219	27%	803
Professional Contributor	835	71%	339	29%	1,174
Hourly & Associate Staff	1,831	80%	450	20%	2,281
Total Population	3,257	76%	1,011	24%	4,268

Racial and Ethnic Diversity

	Non-Minority	% of total	People of Color	% of total	Total Employees
Executive Committee	8	100%	-	0%	8
Management*	237	78%	67	22%	304
Professional Contributor	193	81%	46	19%	239
Hourly & Associate Staff	358	71%	149	29%	507
Total Population	796	75%	262	25%	1,058

* Management includes both people managers, excluding members of the Executive Committee, and senior-level individual contributor roles.

** People of Color consists of U.S. based employees who identify as a race or ethnicity other than white.

Talent Retention and Development

We have numerous initiatives and programs to attract, develop and retain our talent tailored to specific employee populations and geographies, including leadership and executive development programs, technical training, and other skill-based training. In fiscal 2023, we focused on building awareness for managers and employees on the tools and resources available to support employee development. This included senior leader workshops sharing best practices, manager packs to make it easy to share and promote use with their teams, and training for managers, employees and HR. We also expanded our investment and internal promotion of the online learning platform introduced last fiscal year. We continued to see strong engagement and use of this platform to support our leadership development programs, DE&I knowledge and skill building, and self-directed learning through our career development portal for employees.

We believe that our continued focus and investment on employee development continues to be well received by our employees. In our biennial global employee engagement survey, employees reported high levels of support for their professional development with an increase in scores on questions related to feedback received from managers and opportunities to learn and grow.

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

Cabot’s global voluntary turnover rate for fiscal 2023 was approximately 7.3%, which represents a decrease in the Company’s attrition rate relative to fiscal 2022, which was 9.0%.

Total Rewards

We strive to provide a total rewards program that enables us to attract, retain and motivate the best talent to support our businesses. Our compensation programs embrace a pay for performance philosophy and are designed to be competitive within the markets in which we compete for talent. Our pay practices reward individual and Company performance and are equitably differentiated based on role, experience, contributions, and performance. We value our employees' efforts and reward those contributions through our recognition and incentive programs. We regularly assess these practices to ensure we are market competitive in each of our geographic locations, offering what we believe is a compelling and attractive place to work.

Cabot is committed to ensuring that employees are paid fairly, without discrimination while taking into account job-related factors such as responsibilities, location, work experience, education, performance, and contributions. We conduct reviews annually to monitor our pay practices and develop pay actions where appropriate. Our overall findings for this fiscal year (which did not include employees under certain collective bargaining or similar agreements) continue to indicate that we have strong pay parity between females and males globally as well as with under-represented groups in the United States across all pay components (annual base salary, short-term incentives, and long-term incentives) for those in the same job and location.

We also aim to provide highly competitive benefits programs in all the locations where we operate, including meeting or exceeding local regulations and focusing on health and welfare, employee well-being, employee assistance program (EAP), and retirement savings. Examples of benefit programs we offer in the U.S. include a 401(k) plan, expansive health benefits (including medical, dental and/or vision), life and accident insurance, disability coverage, paid time off, tuition reimbursement and other voluntary benefits. We recognize employee needs are changing as they continue to adjust to new work environments, deal with stress and balance home and work life while managing their own health and safety, along with that of their loved ones. We believe that advancing employee health and well-being is important to Cabot’s success, and as a result, in fiscal 2023 we:

•
Introduced well-being guiding principles to clarify operating norms and to reinforce the Company's support for healthy and safe work environments;
•
Offered a global movement challenge to encourage physical activity; and
•
Developed a well-being guide for all people leaders to encourage discussions, participation and engagement with our teams.

Employee Health & Safety

We believe that one of our primary responsibilities as an employer is to provide a safe work environment and promote wellness across the workforce. Our goal is for all employees, contractors, and visitors to return home in the same condition as when they arrived at work that day. As part of our “Drive to Zero” initiative, we have set a long-term goal of achieving zero injuries at our facilities worldwide. We intend to achieve this ambitious objective by following a number of measures, including training employees in hazard recognition, ensuring procedures are established to mitigate risks and equipping supervisory personnel with the tools and skills required to execute our work safely. As part of this effort, members of our leadership team participate in root cause determinations and the results are shared throughout our network of operating facilities. Recognizing that it may take many years to achieve our Drive to Zero goal, we have established a continuous improvement goal for personal safety to achieve a 50% reduction in our recordable and severe injury rate from our baseline measurement in 2019 by 2025. For fiscal 2023, our Total Recordable Incident Rate (TRIR) based upon the number of injuries per 200,000 work hours for both employees and contractors was 0.14 and our Lost Time Incident Rate (LTIR) was 0.05. For comparison, the US Bureau of Labor Statistics reports for chemical manufacturing an average TRIR of 1.9 and LTIR of 0.6 in calendar year 2022.

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

Through our global SHE & Sustainability Commitment, which is endorsed by our Executive Committee and adopted by our Board of Directors, we hold ourselves accountable to demonstrate our company values and continuously improve the way we operate. The SHE & Sustainability Commitment defines several important objectives for our continuous improvement in safety, including:

·
Complying with all applicable regulations;
·
Sharing complete information about the safe handling and appropriate use of our products;
·
Maintaining the safety and security of our employees, contractors and neighbors;
·
Managing our operations to minimize any impacts on our communities;
·
Exemplifying the Responsible Care® Guiding Principles;
·
Partnering with customers and suppliers to advance innovative and sustainable solutions; and
·
Improving efficiencies, reducing environmental impacts and ensuring that we are prepared for emergencies that could occur.

Safety, Health, Environment and Sustainability

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

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). The SH&E Requirements to which our operations are subject include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable resources to construct, maintain, operate, and improve our facilities throughout the world for safety, health and environmental protection and to comply with SH&E Requirements. We spent $72 million in environmental-related capital expenditures in fiscal 2023. We anticipate spending approximately $74 million for such matters in fiscal 2024, a significant portion of which will continue to be for the installation of air pollution control equipment at our plant in Ville Platte, Louisiana. These costs include costs associated with our compliance with the Consent Decree we entered into in November 2013 with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to the EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot has installed technology controls for sulfur dioxide and/or nitrogen oxide at its carbon black plants in Pampa, Texas and Franklin, Louisiana, and is in the process of installing such technology controls at its plant in Ville Platte. We are currently in discussions with the EPA and LDEQ to extend our compliance date at the Ville Platte facility to 2024 based upon force majeure events primarily related to the COVID-19 pandemic. We expect that the total capital costs to install these technology controls will be in the range of $225 million to $250 million and will be incurred through 2024. As of September 30, 2023, we have incurred approximately $180 million to install these controls in the U.S. Operating these controls increases our plant operating costs. All carbon black manufacturers in the U.S. have settled with the EPA and are installing similar controls. In addition, under the Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419, a new requirement for sulfur dioxide (“SO2”) emissions went into effect on July 1, 2023 for our reinforcing carbons plant in Sarnia, Ontario. On June 30, 2023, we received a letter from the MECP indicating that as of July 1, 2023 we would be out of compliance with the new air standards for SO2, and, in response, we submitted our required abatement plan in accordance with Regulation 419. We are continuing discussions with the MECP on a new technical standard for SO2 emissions controls at our plant as an alternative to this requirement, which in its current form would require the installation of air pollution controls at the plant by July 1, 2028. We intend to continue to engage with the MECP on this alternative, or another compliance approach that is acceptable to the MECP. We anticipate that we will need to incur significant capital costs for the installation of these new SO2 emissions controls, particularly during the 24-month period prior to the date of installation.

As described above, environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulfur dioxide and particulate matter emissions. In addition, growing concerns about climate change have led to global efforts to reduce greenhouse gas (“GHG”) emissions with a goal of achieving net zero GHG emissions in the future, which will impact the carbon black industry and our business as carbon dioxide is emitted from those manufacturing processes. Currently, in Europe, our four carbon black facilities are subject to the EU Emissions Trading Scheme (“EU ETS”). The fourth phase of the EU ETS began in January 2021, with updated product benchmarks for our carbon black facilities. As a result of revisions to the EU ETS program in late 2022, the free allowances under the program will be phased out over time likely resulting in increased costs to the Company. We are currently evaluating future potential applicability of the new carbon border adjustment mechanism (“CBAM”) program in the EU as an alternative to coverage under the EU ETS. Our carbon black facility in The Netherlands is subject to The Netherlands CO2 tax, which is a top up tax to the EU ETS scheme. In China, a national emissions trading program is currently in place for the power sector and has not yet been expanded beyond that sector. We continue to monitor that program’s further implementation and expect it may apply to the carbon black industry in the future with the existing regional pilot programs expected to continue to operate until the national program becomes effective. In Canada, our carbon black facility has been subject to the Canadian federal carbon tax program. The Ontario Emissions Performance Standard trading system replaced the Canadian federal Output-Based Pricing System for our carbon black facility in Ontario, and specific transition requirements became effective on January 1, 2022. In Mexico, our carbon black facility is participating in the pilot national ETS program, which is expected to be effective by the end of calendar 2023. In other regions where we operate, some of our facilities are required to report their greenhouse gas emissions but are not currently subject to programs requiring trading or emission controls but may be subject to limited carbon tax programs affecting fuels we purchase. We generally expect to pay any incurred taxes or purchase emission credits as needed to respond to any allocation shortfalls and pass these costs on to our customers. In addition, further air emission regulations may be adopted in the future in regions and countries where we operate, which could have an impact on our operations. In addition, further air emission regulations may be adopted in the future in regions and countries where we operate, which could have an impact on our operations. Increasing regulatory programs associated with emissions and concerns regarding climate change are expected to increase our capital and operational costs in the future.

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” in Item 3 below, and Note S in Item 8 below, under the heading “Contingencies”.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our environmental reserve for costs associated with such remediation. As of September 30, 2023, our environmental reserve was approximately $5 million. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

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

Our products are subject to the chemical control laws and regulatory requirements of the countries in which they are manufactured or imported and distributed commercially. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act (“TSCA”) in the U.S. and the Registration, Evaluation and Authorization of Chemicals (“REACh”) in the European Union. Manufacturers or importers of these chemical substances are required to submit specified health, safety, environment, risk and use information about these substances. Under the “Evaluation” portion of the REACh framework, the European Chemicals Agency (ECHA) and European Union Member States assess the information submitted by companies within registration dossiers and testing proposals to determine whether the associated substances are safe for use. The silica substance evaluation was concluded in 2022, and from this, a proposal for additional regulatory requirements related to silica is expected to be issued. Carbon black is scheduled for a substance review in 2025. Analogous regimes exist in other parts of the world, including the

UK, Turkey, China, South Korea, and Taiwan. Many of these chemical control regulations are in the process of a multi-year implementation period for product/substance registrations or notifications.

Additional requirements for nanomaterials apply to many of our existing products including carbon black, fumed silica, inkjet pigments, fumed alumina, and advanced carbons such as carbon nano structures and carbon nanotubes. Country-specific nanomaterial reporting programs have been implemented in some countries and are being developed by others. In the European Union, application-specific safety evaluations are ongoing for nanomaterials. Additionally, in 2022, an opinion was adopted to classify a subset of multi-walled carbon nanotubes that includes a carbon nanotube grade we currently manufacture, as carcinogen category 1B and specific target organ toxicant (lung) after repeated exposure category 1 under European Union regulations. The opinion has not yet been published in the Adaptation to Technical Progress (ATP), which would make the classification legally binding. Our carbon nanotubes are bound in a matrix or contained within conductive materials in batteries, molded parts, plastics, coatings, adhesives, and sealants, and we do not believe they present a health risk to end users under normal use conditions. Exposure to carbon nanotubes could occur in the workplace. However, we believe workplace exposures can be appropriately managed with engineering controls in place at our manufacturing facilities and the use of required personal protective equipment at our sites.

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

Our ongoing carbon black operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to environmental matters, many of which provide for substantial monetary fines and civil and criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related and other permits for constructing any new facilities and operating all of our existing facilities, as well as settlements with agencies regarding environmental matters and environmental requirements. These environmental regulatory requirements and restrictions impose constraints on our operations, and could threaten our competitive position. We have expended and will continue to expend considerable amounts to construct, maintain, operate, and improve our facilities around the world for environmental protection. In addition, the increased emphasis on environmental justice, which is the fair treatment and meaningful involvement of all individuals and communities in which we operate, regardless of race, color, national origin, or income, with respect to the development, implementation and enforcement of environmental laws, regulations, and policies, could result in increased compliance requirements and costs. Furthermore, our actual or perceived failure to adhere to these principles could harm our reputation.

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

Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change or environmental harm from us or our industry could harm our reputation or otherwise impact the Company adversely. In recent years, investors have also begun to show increased interest in sustainability and climate change as it relates to their investment decisions. Our failure to develop and execute a sustainability strategy that adequately responds to these environmental concerns could harm our reputation and negatively impact the value of our securities. In addition, new disclosure requirements related to GHG emissions and climate change, including the European Sustainability Reporting Standards, any final rules approved by the SEC, and state laws requiring climate disclosure, may negatively impact our business by diverting resources, increasing our compliance costs and harming our reputation. Further, increasing weather-related impacts on our operations and plant sites may impact the cost or availability of insurance. Furthermore, the potential impact of climate change and related regulation on our feedstock suppliers and customers is highly uncertain and there can be no assurance that it will not have an adverse effect on the availability, over time, of our traditional carbon black feedstocks, our customers’ businesses and sourcing arrangements, and on our financial condition and results of operations. For instance, lower demand for oil refinery products may reduce the availability and increase the cost of certain of the key raw materials we use. In addition, many of our tire customers have set sustainability goals for the 2030 to 2050 time period to purchase more sustainable raw materials, including reduced use of fossil-derived materials, which could reduce demand for our traditional carbon black products. We cannot predict how legal, regulatory and social responses to concerns about climate change, as well as other sustainability and environmental matters, will impact our business.

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

A significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us could harm our business or cash flows.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods is important to our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a significant reduction in volumes sold to them, could adversely affect our results of operations until such business is replaced or any temporary disruption ends. Further, in our Reinforcement Materials segment we enter into supply arrangements with a number of key customers that typically have a duration of one year, which account for approximately two-thirds of our total reinforcing carbons volumes. Our success in negotiating the price and volume terms under these arrangements could have a material effect on our results. In addition, a number of our operations are conducted through joint venture arrangements that operate pursuant to long-term contracts, including for the supply of raw materials for the joint venture operations. Any dispute as to the terms of these contractual arrangements or deterioration in the relationship between us and our joint venture partner could disrupt the operations of the joint venture, which could affect our financial results and harm our reputation. In addition, any deterioration in the financial condition of any of our customers that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

We are exposed to political or country risk inherent in doing business in some countries, including China.

Sales outside of the U.S. constituted the majority of our revenues in fiscal 2023. We conduct business in several countries, including China, that have less stable legal systems and financial markets, and potentially more corrupt, or less predictable, business environments than the U.S. As set forth in Note T to our Consolidated Financial Statements, sales in China constituted approximately 25% of our revenues in fiscal 2023 and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2023. Our operations outside of the U.S., including in China, expose us to risks related to uncertain enforcement of laws by foreign governments as well as risks that foreign governmental entities will change applicable rules and regulations with minimal advance notice. These risks could result in a material change in our operations, which could negatively impact the value of our securities. Additionally, our operations in some countries, including China, are subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; political tension that could result in sanctions being imposed against our customers or suppliers in countries where sanctions have not been imposed in the past; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

For example, the Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of concerns over air quality and in response to COVID-19 outbreaks. The timing and length of these curtailments has been difficult to predict and, at times, were applied to manufacturing operations without regard to whether the operations being curtailed comply with environmental regulations in the area. Accordingly, our manufacturing operations in China have been subject to these curtailments in the past and may be subject to them in the future. In addition, the Chinese government has instituted energy intensity and energy consumption targets in a number of provinces in its efforts to reduce energy consumption, resulting in energy quotas and shortages in energy supply. We are unable to predict how any power outages related to these targets will impact our operations. These events could negatively impact our results of operations and cash flows both during and after the period of any government-imposed curtailment or power outages affecting our operations. Further, any such curtailments on the operations at our customers’ facilities could reduce demand for our products and our volumes.

Operational Risks

As a chemical manufacturing company, our operations are subject to operational risks and have the potential to cause environmental or other damage as well as personal injury, or disrupt our ability to supply our customers, any of which could adversely affect our business, results of operations and cash flows.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products are subject to operational as well as safety, health and environmental risks. For example, the production and/or processing of carbon black, specialty compounds, fumed metal oxides, aerogel, carbon nanotubes and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or result in personal injury claims against us.

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

An interruption in our operations as a result of fence-line arrangements or a joint venture partner's actions could disrupt our manufacturing operations and adversely affect our financial results.

At certain of our fumed metal oxides facilities we have fence-line arrangements (many of which are closed-loop) with adjacent third-party manufacturing operations (“fence-line partners”), who provide raw materials for our manufacturing operations and/or take by-products generated from our operations. Accordingly, any disruptions or curtailments in a fence-line partner’s production facilities that impacts their ability to supply us with raw materials or to take our manufacturing by-products could disrupt our manufacturing operations or cause us to incur increased operating costs to mitigate such disruption. We have experienced disruptions in the supply of raw materials from certain of our fence-line partners in recent years, which have caused us to curtail our operations or incur higher operating costs. In addition, we operate certain of our carbon black facilities through joint venture arrangements, pursuant to which our joint venture partners provide feedstock and/or take by-products generated from our operations. A dispute with a joint venture partner concerning the terms of those arrangements could impact our joint venture operations and could decrease our income from such operations. Significant events at neighboring industrial facilities, such as environmental releases, could also disrupt our operations and result in negative publicity about us and harm our reputation.

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

Certain national and international health organizations have classified carbon black as a possible or suspected human carcinogen. To the extent that, in the future, (i) these organizations re-classify carbon black as a known or confirmed carcinogen, (ii) other organizations or government authorities in other jurisdictions classify carbon black or any of our other finished products, raw materials or intermediates as suspected or known carcinogens or otherwise hazardous, or (iii) there is discovery of adverse health effects attributable to production or use of carbon black or any of our other finished products, raw materials or intermediates, we could be required to incur significantly higher costs to comply with environmental, health and safety laws, or to comply with restrictions on sales of our products, be subject to legal claims, and our reputation and business could be adversely affected. Further, a subset of multi-walled carbon nanotubes that includes a carbon nanotube grade we currently manufacture have been classified as carcinogen category 1B and specific target organ toxicant (lung) after repeated exposure category 1 under European Union regulations. Although our carbon nanotubes are bound in a matrix or contained within conductive materials, exposure to carbon nanotubes could occur in the workplace. We could be required to incur additional costs to comply with requirements for the safe manufacturing and handling of these materials and we could be subject to legal claims associated with our products. In addition, chemicals that are currently classified as non-hazardous may be classified as hazardous in the future, and our products may have characteristics that are not recognized today but may be found in the future to impair human health or to be carcinogenic.

Information technology systems failures, data security breaches, cybersecurity attacks or network disruptions have harmed us in the past and could compromise our information, disrupt our operations and expose us to liability, which may adversely impact our operations.

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

The secure processing, maintenance and transmission of this data is critical to our operations and business strategy. Information technology systems failures, including those associated with our managed service provider or related to maintaining or upgrading our systems or integrating information technology and other systems in connection with the integration of businesses we acquire, or network disruptions could disrupt our operations by impeding our processing of transactions and our financial reporting, and our operations, including by contributing to a process safety event, any of which could have a material adverse effect on our business or results of operations. In the past, our networks have been subject to an attack, potentially by suspected foreign nation-state attackers, who conducted reconnaissance and deployed malware. While our systems were able to isolate and expel the attacker before we believe material harm was caused, criminals, rogue insiders, nation-state, and other attackers may continue to attack our network, and our defenses may be unable to succeed in detecting their actions or stop them from inflicting potentially material harms including by theft, destruction, misuse, or corruption of our data or systems or those of other entities whose systems may interconnect with ours.

In addition, our information technology systems could be compromised by outside parties intent on extracting information, corrupting information or disrupting business processes. Despite our security design and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, inadvertent or intentional employee actions, system failures and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, or operational disruptions. We face increased information technology security and fraud risks due to our increased reliance on working remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Additionally, we have in the past and may in the future be exposed to unauthorized access to our information technology systems through undetected vulnerabilities in our or our service providers’ information systems or software. With the evolving nature of cybersecurity threats, the scope and impact of any information security incident cannot be predicted. In addition, more than a dozen states in the United States have also passed comprehensive data protection legislation, and the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China, and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply could result in fines or penalties.

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

We operate facilities in areas of the world that are exposed to natural hazards, such as floods, windstorms, hurricanes, and earthquakes. In addition, extreme weather events and changing weather patterns present physical risks on existing infrastructure that may become more frequent or more severe as a result of factors related to climate change. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products and otherwise harm our business and our results of operations, potentially in material ways that may exceed available insurance coverage in the particular circumstances.

We have experienced recent disruptions of the type described above. For example, the severe flooding that occurred in Western Europe in July 2021 caused significant damage to our specialty compounds plant in Pepinster, Belgium. That disruption resulted in a near-term reduction in earnings from lower volumes and certain increases in our operating costs.

Financial and Other Risks

Negative or uncertain worldwide or regional economic conditions or trade relations, as well as regional conflicts, may adversely impact our business.

Our operations and performance are affected by worldwide and regional economic conditions. Uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products and inflationary pressures may increase our costs. We may also experience pricing pressure on products and services, or be unsuccessful in passing along to our customers an increase in our raw materials costs or energy prices, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction (“destocking”) measures that exceed declines in the actual underlying demand. Given our position in the value chains for our principal products, we typically experience greater destocking impacts in our results of operations early in a recessionary cycle.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2023, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. For example, in fiscal 2023, we recorded foreign exchange losses related to the remeasurement of our net monetary assets denominated in Argentine pesos, as the official Argentine exchange rate weakened compared to the U.S. dollar throughout the year. In addition, we may have foreign currency losses from government-controlled currency devaluations, such as the foreign currency losses we recorded in fiscal 2023 related to the impact of the sharp devaluation of the Argentine peso that was guided by the Argentine central bank. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We use a combination of commercial paper and borrowings under our Credit Agreements to meet our short-term cash needs, with borrowings intra-quarter that may be higher than at quarter-end. As this debt is at variable interest rates, the higher interest rate environment as compared to recent years increases our borrowing costs. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

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

We may not be successful achieving our growth expectations from developing new products or product applications. Moreover, we cannot be certain that the costs we incur investing in new product and technology development will result in an increase in revenues or profits commensurate with our investment or within the time period we expect. For example, our investments to further develop our E2C® solutions, inkjet dispersions and inks, and battery materials applications may not result in the earnings growth expectations on which these investments are being made, or we may not realize such growth in line with our expectations when we made such investments. Similarly, we cannot be certain that the investments we are making in our EVOLVE® Sustainable Solutions technology platform to develop products for our customers using sustainable reinforcing carbons from renewable or recycled materials or using processes that result in lower GHG emissions will be successful, including within the time period our customers expect. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

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

In achieving our strategic plan objectives, we may pursue acquisitions, alliances or joint ventures intended to complement or expand our existing businesses globally or add product technology, or both. The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business results. In addition to strategic acquisitions, we evaluate our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy, we may not be successful in separating non-strategic assets. The gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings. Moreover, we have in the past, and may again in the future, incur asset impairment charges related to acquisitions or divestitures that reduce earnings. As described in Note D in Item 8 below under the heading “Divestitures”, we recorded an asset impairment charge and a loss on sale of business in fiscal 2022 in connection with the disposition of our Purification Solutions business.

Plant capacity expansions and site development projects may impact existing plant operations, be delayed and/or not achieve the expected benefits.

Our ability to complete capacity expansions and site development projects, including capacity conversions from reinforcing carbons to specialty carbons and other site development projects, as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. These risks include the risk that existing plant operations are disrupted as well as the risk associated with delays in the start-up of operations using new technologies, which disruptions could make it difficult for us to meet our customer needs. Moreover, in the case of capacity expansions, the cost of these activities could have a negative impact on the financial performance of the relevant business until capacity utilization at the particular facility is sufficient to absorb the incremental costs associated with an expansion. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.

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

Location by Region	Reinforcement Materials	Performance Chemicals
Americas Region
Alpharetta, Georgia*	X	X
Tuscola, Illinois		X
Carrollton, Kentucky**		X
Franklin, Louisiana	X	X
Ville Platte, Louisiana	X
Billerica, Massachusetts	X	X
Haverhill, Massachusetts		X
Midland, Michigan		X
Pampa, Texas	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X
Saint-Jean-sur-Richelieu, Québec, Canada		X
Sarnia, Ontario, Canada	X	X
Cartagena, Colombia	X
Altamira, Mexico	X
Europe, Middle East and Africa Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Münster, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy	X
Riga, Latvia*(1)	X	X
Schaffhausen, Switzerland*	X	X
Botlek, Netherlands**	X	X
Dubai, United Arab Emirates*		X
Barry, United Kingdom (Wales)**		X

Location by Region	Reinforcement Materials	Performance Chemicals
Asia Pacific Region
Jiangsu Province, China**		X
Jiangxi Province, China**		X
Tianjin, China** (2 plants)	X	X
Shanghai, China*(1)	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Wuhai, China**		X
Shenzhen, China**		X
Zhuhai, China**		X
Mumbai, India*	X	X
Cilegon, Indonesia**	X	X
Jakarta, Indonesia*(1)	X	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X
Port Dickson, Malaysia**	X

(1)
Business service center

* Leased premises

** Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, Massachusetts; Pampa, Texas; Pepinster, Belgium; Frankfurt and Münster, Germany; and Zhuhai and Shanghai, China.

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

Information about our Executive Officers

Set forth below is certain information about Cabot’s executive officers as of November 13, 2023.

Sean D. Keohane, age 56, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in 2002. From November 2014 until March 2016 he was Executive Vice President and President of Reinforcement Materials. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from May 2008 until March 2012, he was General Manager of Performance Chemicals. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer, which was in place from December 2015 until March 2016.

Erica McLaughlin, age 47, is Executive Vice President, Chief Financial Officer and Head of Corporate Strategy. Ms. McLaughlin joined Cabot in 2002. She was elected Executive Vice President effective December 2022, Senior Vice President and Chief Financial Officer in May 2018, and in October 2018 she assumed responsibility for Corporate Strategy and Development. From June 2016 until May 2018 she was Vice President of Business Operations for Reinforcement Materials and General Manager of the tire business, and from July 2011 until June 2016, she was Vice President of Investor Relations and Corporate Communications. Prior to July 2011, she held a variety of leadership positions in Finance and Corporate Planning.

Karen A. Kalita, age 44, is Senior Vice President and General Counsel. Ms. Kalita joined Cabot in 2008. Prior to assuming her current position in June 2019, she held several key positions in Cabot’s Law Department, including Chief Counsel to the Company’s Reinforcement Materials segment from November 2015 to June 2019 and Purification Solutions segment from June 2013 to June 2019, and senior legal counsel to the Company’s previous Advanced Technologies segment. Prior to joining the Company, Ms. Kalita was in private practice at WilmerHale LLP in Boston, MA.

Hobart C. Kalkstein, age 53, is Executive Vice President and President, Reinforcement Materials Segment and President, Americas Region. Mr. Kalkstein joined Cabot in 2005. He was elected Executive Vice President effective December 2022, and Senior Vice President and President, Reinforcement Materials Segment and President, Americas Region in April 2016. Prior to this, he was Vice President of Corporate Strategy and Development from December 2015 to April 2016. From October 2013 to December 2015, he served as Vice President of Global Business Operations for Purification Solutions and from November 2012 to December 2015 as General Manager of Global Emission Control Solutions for Purification Solutions, and from January 2012 to November 2012 he served as Vice President of Business Operations and Executive Director of Marketing and Business Strategy for Performance Chemicals. Prior to that, he served as General Manager of the Aerogel business from October 2007 to February 2010.

Jeff Zhu, age 55, is Executive Vice President and President, Performance Chemicals Segment and President, Asia Pacific Region. Mr. Zhu joined Cabot in 2012. He was elected Executive Vice President effective December 2022 and Senior Vice President and President, Performance Additives business and President, Asia Pacific Region in October 2019. Prior to this, he had served as President, Asia Pacific Region since joining Cabot. Prior to joining Cabot, Mr. Zhu served in a variety of regional and global business leadership roles at Rhodia from 1994 until 2010, including Asia Pacific regional commercial director from 1994 to 2002, regional vice president and general manager of Rhodia Novacare Asia Pacific from 2002 to 2008, and vice president and global director of Rhodia electronics and catalysis from 2008 to 2010. In addition, Mr. Zhu served as head of global pulp and paper sales at Asia Pacific Resources International Holdings Limited from 2010 to 2012.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 13, 2023, there were 508 holders of record of Cabot’s common stock.

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 — July 31, 2023	—	$—	—	3,691,572
August 1, 2023 — August 31, 2023	430,000	$70.66	430,000	3,261,572
September 1, 2023 — September 30, 2023	276,602	$70.95	276,602	2,984,970
Total	706,602		706,602

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
(2)
Total number of shares purchased does not include 881 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Comparative Stock Performance

The graph compares the cumulative total stockholder return on Cabot common stock for the five-year period ended September 30, 2023 with the S&P 400 Chemical Index and the S&P Midcap 400 Index. The comparisons assume the investment of $100 on October 1, 2018 in Cabot’s common stock and in each of the indices and the reinvestment of all dividends.

We have historically included the S&P 500 Chemical Index as a point of reference in our Comparative Stock Performance chart; however, we have made the decision to remove the S&P 500 Chemical Index from this chart beginning with our next Annual Report on Form 10-K. The decision to remove the S&P 500 Chemical Index was based on our belief that the S&P 500 Chemical Index is no longer the most relevant benchmark for assessing our stock performance due to Cabot's smaller size relative to the companies in that index.

We are adding the S&P 400 Chemical Index, which we believe provides a more representative index based on our market capitalization.

The stock price performance on the graph below is not necessarily indicative of future price performance.

Cabot Corporation
S&P 500 Chemical Index
S&P 400 Midcap Index
S&P 400 Chemical Index
160
140
120
100
80
60
40
9/30/2018
9/30/2019
9/30/2020
9/30/2021
9/30/2022
9/30/2023

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP. This preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and if (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting estimates are the most significant to understanding our consolidated financial statements.

Deferred Tax Assets

We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, capital loss carryforwards, foreign tax credits, and other income tax credits. We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed on a jurisdiction-by-jurisdiction basis and relies on the weight of all positive and negative evidence available. Cumulative pre-tax losses for a three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pretax income in the future.

In accordance with U.S. GAAP, when there is a recent history of pre-tax losses, there is little weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. Judgment is required when considering the relative impact of positive and negative evidence. The weight given to the potential effect of positive and negative evidence is commensurate with the extent that it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary to support a conclusion that a valuation allowance is not needed. We consider the availability of objectively verifiable evidence, such as positive recent core operating results after adjusting for nonrecurring items in determining our ability to utilize deferred tax assets. We use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and estimates are required when estimating future income and scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective.

Management concluded that, based on the weight of all available evidence at September 30, 2023, it is more likely than not that a portion of our U.S. deferred tax assets will be realized, resulting in a $152 million release of valuation allowance.

Refer to Note A and Note Q of our Notes to the Consolidated Financial Statements for description of our policies related to income taxes.

Contingencies

We have recorded a significant reserve for respirator liability claims. Our current estimate of the cost of our share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain of the parties that contribute to the settlement of respirator claims, or a change in the availability of the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on our share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material. Refer to Note A and Note S of our Notes to the Consolidated Financial Statements for description of our policies related to contingencies.

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

Evaluating goodwill for impairment involves applying significant assumptions including discount rates and forecasted results for the applicable reporting unit, including earnings before interest and tax (“EBIT”), market multiples and growth rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists as needed to develop the assumptions used in the calculation and the evaluation of goodwill balances. Refer to Note A and Note G of our Notes to the Consolidated Financial Statements for a description of our policies related to goodwill.

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

This section discusses our fiscal 2023 and fiscal 2022 results of operations and year-to-year comparisons between fiscal 2023 and fiscal 2022. For the discussions of our fiscal 2021 results and year-to-year comparisons between fiscal 2022 and fiscal 2021, refer to our discussions under the headings “Results of Operations” and “Cash Flows and Liquidity” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the United States Securities and Exchange Commission on November 23, 2022.

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

Our discussion under the heading “Fiscal 2023 compared to Fiscal 2022—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Fiscal 2023 compared to Fiscal 2022—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) from operations before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences that would not otherwise be apparent on a U.S. GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we have excluded from Total segment EBIT, as applicable, but that are included in our U.S. GAAP Income (loss) from operations before income taxes and equity in earnings of affiliated companies, as applicable, are described below.

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
•
Gain realized on the sale of land.
•
Argentina controlled currency devaluation loss relates to the foreign exchange loss from government-controlled currency devaluations on our net monetary assets denominated in the Argentine peso.

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by segment. In Reinforcement Materials, longer term demand is driven primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; iii) the number of automotive builds; and iv) changes in supply chain inventory levels to adapt to end-market demand and other market dynamics. Over the past several years, operating results have been driven by a number of factors, including: i) increases or decreases in our sales volumes driven by changes in production levels for tires or industrial rubber products and the level at which we service that demand; ii) changes in raw material costs and our ability to adjust the sales price for our products commensurate with changes in raw material costs; iii) changes in pricing and product mix, which includes customer pricing as well as the mix of products sold or the region in which they are sold; iv) global and regional capacity utilization for carbon black; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities; viii) royalties and technology payments related to our patented elastomer composites technology that is used in tire applications; and ix) changes in energy prices associated with our energy center sales and the cost of utilities.

In Performance Chemicals, longer term demand is driven primarily by the construction and infrastructure, automotive, including sales into batteries for electric vehicles, electronics, inkjet printing, and consumer products industries. In recent years, operating results in Performance Chemicals have been driven by: i) increases or decreases in sales volumes to the industries previously noted; ii) changes in pricing and product mix, which includes customer pricing as well as the mix of products sold or the region in which they are sold; iii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; iv) our ability to obtain value pricing for this differentiation; v) the cost of new capacity; vi) changes in selling prices relative to variations in the cost of raw materials; vii) the adoption of new products for use in our customers’ applications; and viii) changes in supply chain inventory levels to adapt to end-market demand and other market dynamics.

Overview of Results for Fiscal 2023

During fiscal 2023, Income (loss) from operations before income taxes and equity in earnings of affiliated companies increased compared to fiscal 2022 primarily due to the impairment and loss on sale charges related to the divestiture of the Purification Solutions business, which did not recur in fiscal 2023, and higher earnings in our Reinforcement Materials segment partially offset by lower earnings in our Performance Chemicals segment.

Fiscal 2023 compared to Fiscal 2022—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Years Ended September 30
	2023	2022
	(In millions)
Net sales and other operating revenues	$3,931	$4,321
Gross profit	$839	$885

Net sales decreased by $390 million in fiscal 2023 as compared to fiscal 2022. The decrease in net sales was primarily driven by lower volumes in both segments ($212 million), the negative impact from foreign currency translation ($128 million), and the impact of the divestiture of our Purification Solutions business in fiscal 2022 ($97 million), partially offset by a favorable price and product mix ($98 million).The favorable price and product mix was driven by favorable 2023 calendar year tire customer contracts agreements within the Reinforcement Materials segment, partially offset by a weaker price and product mix in the Performance Chemicals segment. The volume decrease is primarily due to destocking in both segments, soft demand in key markets, and, for the Performance Chemicals segment, a prolonged weakness in China following the impact of COVID-19 outbreaks in the first half of fiscal 2023.

Gross profit decreased by $46 million in fiscal 2023 as compared to fiscal 2022. The decrease was primarily due to lower volumes within both the Reinforcement Materials and Performance Chemicals segments and the negative impact of foreign currency translation, partially offset by higher unit margins in our Reinforcement Materials segment.

Selling and Administrative Expenses

	Years Ended September 30
	2023	2022
	(In millions)
Selling and administrative expenses	$253	$258

Selling and administrative expenses decreased by $5 million in fiscal 2023 as compared to fiscal 2022. The decrease in selling and administrative expenses in fiscal 2023 was primarily due to a decrease in the incentive compensation accrual for the fiscal 2023 period and prior year charges related to the Purification Solutions divestiture, partially offset by a $17 million benefit from the sale of land in fiscal 2022 that did not recur.

Research and Technical Expenses

	Years Ended September 30
	2023	2022
	(In millions)
Research and technical expenses	$57	$55

Research and technical expenses increased by $2 million in fiscal 2023 as compared to fiscal 2022 primarily due to higher costs related to our battery materials and inkjet product lines.

Impairment Charges and Loss on Sale

	Years Ended September 30
	2023	2022
	(In millions)
Loss on sale of business and asset impairment charge	$3	$207

The loss on sale and asset impairment charges associated with the sale of the Purification Solutions business are described in Note D of our Notes to the Consolidated Financial Statements.

Interest and Dividend Income

	Years Ended September 30
	2023	2022
	(In millions)
Interest and dividend income	$31	$11

Interest and dividend income in fiscal 2023 increased by $20 million as compared to fiscal 2022 primarily due to higher interest rates.

Interest Expense

	Years Ended September 30
	2023	2022
	(In millions)
Interest expense	$90	$56

Interest expense increased by $34 million in fiscal 2023 as compared to fiscal 2022 primarily due to higher interest rates.

Other Income (Expense)

	Years Ended September 30
	2023	2022
	(In millions)
Other income (expense)	$(16)	$(9)

Other expense increased during fiscal 2023 by $7 million as compared to fiscal 2022. The change was driven by higher foreign currency losses, primarily in Argentina, partially offset by an increase in investment income in Argentina and Brazil.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2023		2022
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
(Dollars in millions)
Effective tax rate(1)	$28	-6%	$(102)	30%
Less: Non-GAAP tax adjustments(2)	161		32
Operating tax rate	$(133)	28%	$(134)	26%

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

For the year ended September 30, 2023, the (Provision) benefit for income taxes was a $28 million benefit compared to a $102 million expense for fiscal 2022. Included in the (provision) benefit for income taxes for the year ended September 30, 2023 is a tax benefit of $152 million related to a partial valuation allowance release on the Company’s U.S. net deferred tax assets. Included in the (Provision) benefit for income taxes for the year ended September 30, 2022 is the tax impact of the divestiture of our Purification Solutions business, and withholding tax accruals on historical and current earnings due to changes in indefinite reinvestment assertion on certain entities. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2024, we expect our Operating tax rate to be in the range of 28% to 30%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interest, Net of Tax

	Years Ended September 30
	2023	2022
	(In millions)
Equity in earnings of affiliated companies, net of tax	$5	$10
Net income (loss) attributable to noncontrolling interests, net of tax	$39	$34

Equity in earnings of affiliated companies, net of tax, decreased by $5 million in fiscal 2023 compared to fiscal 2022 primarily due to lower profitability at our equity affiliates in India and Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $5 million in fiscal 2023 compared to fiscal 2022 primarily due to increased earnings of our joint venture in the Czech Republic, partially offset by lower earnings of our joint ventures in China.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2023, we reported net income attributable to Cabot Corporation of $445 million ($7.73 earnings per diluted common share). In fiscal 2022, we reported net income attributable to Cabot Corporation of $209 million ($3.62 earnings per diluted common share). The increase in fiscal 2023 was primarily due to a partial release of the valuation allowance on our U.S. deferred tax assets of $152 million, the absence of the Purification Solutions loss on sale and asset impairment charge of $207 million that occurred in fiscal 2022, and higher segment EBIT of $74 million in the Reinforcement Materials segment, partially offset by lower segment EBIT of $109 million in the Performance Chemicals segment.

Fiscal 2023 compared to Fiscal 2022—By Business Segment

Income (loss) from operations before income taxes and equity in earnings of affiliated companies, pre-tax certain items, other unallocated items and Total segment EBIT for fiscal 2023 and 2022 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note T of our Notes to the Consolidated Financial Statements.

	Years Ended September 30
	2023	2022
	(In millions)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$451	$335
Less: Certain items, pre-tax	(29)	(183)
Less: Other unallocated items	(127)	(124)
Total segment EBIT	$607	$642

In fiscal 2023, Income (loss) from operations before income taxes and equity in earnings of affiliated companies increased by $116 million. The increase is primarily due to the absence of the Purification Solutions loss on sale and asset impairment charge of $207 million that occurred in fiscal 2022, partially offset by the gain on the Tokai Carbon acquisition of $24 million that did not reoccur in fiscal 2023. Total segment EBIT decreased by $35 million in fiscal 2023 compared to fiscal 2022 driven by lower volumes, the unfavorable impact of foreign currency movements, partially offset by higher unit margins in the Reinforcement Materials segment. Lower volumes in the Reinforcement Materials ($48 million) and Performance Chemicals ($51 million) segments were primarily due to demand softness in key end markets and destocking. Higher unit margins in the Reinforcement Materials segment ($128 million) were primarily due to improved pricing and product mix in our calendar year 2023 annual tire customer agreements.

Certain Items:

Details of the certain items for fiscal 2023 and 2022 are as follows:

	Years Ended September 30
	2023	2022
	(In millions)
Gain on sale of land	$1	$17
Legal and environmental matters and reserves (Note S)	(10)	(9)
Argentina controlled currency devaluation loss	(7)	—
Acquisition and integration-related charges	(4)	(6)
Global restructuring activities	(4)	(3)
Loss on sale of business and asset impairment charge (Note D)	(3)	(207)
Other certain items	(2)	—
Gain on bargain purchase of a business (Note C)	—	24
Specialty Fluids divestiture related benefit	—	5
Employee benefit plan settlement and other charges	—	1
Purification Solutions divestiture related charges	—	(5)
Total certain items, pre-tax	(29)	(183)
Non-GAAP tax adjustments	161	32
Total certain items, net of tax	$132	$(151)

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”.

Other Unallocated Items:

	Years Ended September 30
	2023	2022
	(In millions)
Interest expense	$(90)	$(56)
Unallocated corporate costs	(54)	(59)
General unallocated income (expense)	22	1
Less: Equity in earnings of affiliated companies, net of tax	5	10
Total other unallocated items	$(127)	$(124)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest and dividend income, and the profit or loss related to the corporate adjustment for unearned revenue.

In fiscal 2023, total other unallocated items increased by $3 million as compared to fiscal 2022 primarily due to increased interest expense from higher interest rates, partially offset by higher general unallocated income due to higher interest and investment income.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2023 and 2022 are as follows:

	Years Ended September 30
	2023	2022
	(In millions)
Reinforcement Materials Sales (1)	$2,563	$2,673
Reinforcement Materials EBIT	$482	$408

(1)
Beginning in fiscal 2023, the Company began allocating energy center revenue to the applicable segment’s Sales. The Company recast prior period financial information to conform to the new presentation.

In fiscal 2023, sales in Reinforcement Materials decreased by $110 million compared to fiscal 2022. The decrease was primarily due to lower volumes ($147 million), the unfavorable impact from foreign currency translation ($86 million) and lower by-product revenue ($24 million), partially offset by improved price and product mix (combined $148 million). Lower volumes were primarily due to lower replacement tire demand and customer destocking. The improved price and product mix was primarily due to favorable 2023 calendar year customer agreements. The lower by-product revenue was due to lower utility and energy costs in fiscal 2023 compared to fiscal 2022, particularly in Europe.

EBIT in Reinforcement Materials increased by $74 million compared to fiscal 2022. The increase was driven by higher unit margins, net of higher costs ($128 million) partially offset by lower volumes ($48 million) and the unfavorable impact from foreign currency translation ($6 million). The higher unit margins net of higher costs was primarily driven by favorable pricing and product mix in 2023 calendar year customer agreements. Volumes were lower across all regions primarily due to lower replacement tire demand and destocking at our major tire customers.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2023 and 2022 are as follows:

	Years Ended September 30
	2023	2022
	(In millions)
Performance Chemicals Sales (1)	$1,225	$1,388
Performance Chemicals EBIT	$125	$234

(1)
Beginning in fiscal 2023, the Company began allocating energy center revenue to the applicable segment’s Sales. The Company recast prior period financial information to conform to the new presentation.

In fiscal 2023, sales in Performance Chemicals decreased by $163 million compared to the same period of fiscal 2022 due to lower volumes ($65 million), the unfavorable impact of foreign currency translation ($42 million), less favorable pricing and product mix (combined $49 million) and lower by-product revenue ($6 million). The lower volumes were primarily due to customer destocking, demand softness in key end markets and prolonged weakness in China following the impact from COVID-19 outbreaks in the first half of fiscal 2023. The less favorable pricing and product mix was primarily due to lower raw material prices that are generally passed through to our customers and a less favorable pricing and product mix within the battery materials product line.

EBIT in Performance Chemicals decreased by $109 million compared to the same period of fiscal 2022 due to lower volumes ($51 million), lower unit margins ($43 million), the unfavorable impact of a reduction in inventory levels ($10 million) and the unfavorable impact of foreign currency translation ($10 million). Lower volumes were driven by customer destocking, demand softness in key end markets, and prolonged weakness in China following the impact from COVID-19 outbreaks in the first half of fiscal 2023. The decrease in unit margins were largely due to a less favorable pricing and product mix in the battery materials and specialty carbons product lines.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2023 and 2022 are as follows:

	Years Ended September 30
	2023	2022
	(In millions)
Purification Solutions Sales	$—	$97
Purification Solutions EBIT	$—	$—

We divested the Purification Solutions business in March 2022. Refer to Note D of our Notes to the Consolidated Financial Statements.

Fiscal 2024 Outlook

Looking forward to fiscal 2024, we remain focused on our strategy of Creating for Tomorrow, advancing several strategic initiatives, generating strong cash flows, and maintaining a disciplined approach to capital allocation. While we believe that customer destocking is largely over in our key end markets, both for our Reinforcement Materials and Performance Chemicals segments, we expect the challenging macroeconomic conditions seen in fiscal 2023 to persist into fiscal 2024 which may drive certain customers to be cautious in their short-term purchasing behavior, particularly those of our Performance Chemicals segment, which could impact our fiscal 2024 results. We do not expect this short-term behavior to have a long-term impact on the business as the conditions subside.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $200 million during fiscal 2023, primarily due to a higher cash balance and lower outstanding commercial paper balance at the end of the period. As of September 30, 2023, we had cash and cash equivalents of $238 million and borrowing availability under our revolving credit agreements of $1 billion.

We have access to borrowings under the following two credit agreements:

•
$1 billion unsecured revolving credit agreement (the “U.S. Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto, which matures in August 2027. The U.S. Credit Agreement supports our issuance of commercial paper, and borrowings under it may be used for working capital, letters of credit and other general corporate purposes.
•
€300 million unsecured revolving credit agreement (the “Euro Credit Agreement”, and together with the U.S. Credit Agreement, the “Credit Agreements”), with PNC Bank, National Association, as Administrative Agent, and the other lenders party thereto, which matures in August 2027. Borrowings under the Euro Credit Agreement may be used for the repatriation of earnings of our foreign subsidiaries to the United States, the repayment of indebtedness of our foreign subsidiaries owing to us or any of our subsidiaries and for working capital and general corporate purposes.

As of September 30, 2023, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of September 30, 2023, we had $1 billion of availability under our Credit Agreements. As of September 30, 2023, we had $120 million of borrowings outstanding under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $172 million and $322 million of commercial paper outstanding at September 30, 2023 and 2022, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $595 million in fiscal 2023. Operating activities provided $100 million of cash in fiscal 2022.

Cash provided by operating activities in fiscal 2023 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $144 million, plus a decrease in net working capital of $97 million. The decrease in net working capital was largely driven by a decrease in accounts receivable due to lower customer prices from lower cost of raw materials and decreased sales volumes and a decrease in inventories, partially offset by a decrease in accounts payable and accrued expenses driven by lower cost of raw materials.

Cash provided by operating activities in fiscal 2022 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $146 million, which was partially offset by an increase in net working capital of $431 million. The increase in net working capital was driven by an increase in accounts receivable due to higher sales, including the pass through of higher raw material costs, and an increase in inventory driven by a higher cost of raw materials, partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

Investing activities consumed $214 million of cash in fiscal 2023 compared to $118 million in fiscal 2022. In fiscal 2023, the use of cash by investing activities primarily consisted of $244 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including a capacity expansion project in Performance Chemicals, partially offset by proceeds from insurance settlements of $12 million, proceeds from the sale of land of $7 million, and proceeds from the sale of our Purification Solutions business of $6 million.

In fiscal 2022, the use of cash by investing activities primarily consisted of $211 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including a capacity expansion project in Performance Chemicals, partially offset by proceeds from the sale of our Purification Solutions business of $79 million and proceeds from the sale of land of $18 million.

Capital expenditures for fiscal 2024 are expected to be between $250 million and $275 million. Our planned capital spending program for fiscal 2024 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures.

Cash Flows from Financing Activities

Financing activities consumed $403 million of cash in fiscal 2023 compared to $145 million provided in fiscal 2022. The cash consumed by financing activities in fiscal 2023 primarily consisted of net repayments of long-term debt of $6 million, which consisted of repayments of $90 million partially offset by proceeds of $84 million, net repayments of commercial paper of $149 million, net repayments of credit facility borrowings of $24 million, dividend payments to stockholders of $88 million, purchases of common stock of $98 million and dividend payments to noncontrolling interests of $42 million.

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

Our long-term total debt, of which $8 million is current, matures at various times as presented in Note I of our Notes to the Consolidated Financial Statements. The weighted-average interest rate on our fixed rate long-term debt was 4.29% as of September 30, 2023.

Share Repurchases

In fiscal 2018, our Board of Directors authorized us to repurchase up to an additional ten million shares of common stock. In fiscal 2023, we repurchased approximately 1.3 million shares of common stock on the open market for $91 million. In fiscal 2022 we repurchased approximately 0.8 million shares of common stock on the open market for $49 million. Additionally, during both fiscal 2023 and fiscal 2022 we repurchased 0.1 million shares of our common stock associated with employee tax obligations on stock-based compensation awards for $7 million and $4 million, respectively. As of September 30, 2023, we had approximately 3.0 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend Payments

In fiscal 2023 and fiscal 2022, we paid cash dividends on our common stock of $1.54 and $1.48 per share, respectively. These cash dividend payments totaled $88 million and $84 million in fiscal 2023 and fiscal 2022, respectively.

Employee Benefit Plans

As of September 30, 2023, we had a consolidated pension obligation, net of the fair value of plan assets, of $22 million, primarily associated with postretirement benefit plan liabilities.

In fiscal 2023, we made cash contributions totaling $4 million to our defined benefit pension plans. In fiscal 2024, we expect to make cash contributions of $4 million to our defined benefit pension plans.

The $25 million of unfunded postretirement benefit plan liabilities is comprised of $14 million for our U.S. and $11 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2023, we paid postretirement benefits of $3 million. For fiscal 2024, our benefit payments for our postretirement plans are expected to be $3 million.

In fiscal 2023, we commenced the plan termination process for the Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan and expect to complete this process in fiscal 2024.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions)
Purchase commitments	$249	$223	$217	$197	$122	$1,477	$2,485
Long-term debt	4	—	250	120	8	700	1,082
Fixed interest on long-term debt	41	41	41	33	32	82	270
Variable interest on long-term debt	6	6	6	6	—	—	24
Finance leases(1)	5	4	4	3	3	15	34
Operating leases(1)	18	16	13	12	10	51	120
Total	$323	$290	$531	$371	$175	$2,325	$4,015

(1)
Lease liabilities include interest.

Purchase Commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers for all of our business segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments. We have also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $19 million as of September 30, 2023, the majority of which is expected to be paid within the next 5 years.

Leases

We have entered into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and sixteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. Our land leases have remaining lease terms up to seventy-nine years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or liability position as of September 30, 2023. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit or repayment risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. We have cross-currency swaps designated as hedges of our net investments in certain Euro denominated subsidiaries. The following table summarizes the principal terms of our cross-currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2023 and September 30, 2022.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2023	Fair Value at September 30, 2022
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$12 million	$29 million

We also have foreign currency exposures arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2023, we had $82 million in notional foreign currency contracts, which were denominated in Indonesian rupiah, Czech koruna, and Colombian peso. At September 30, 2022, we had $42 million in notional foreign currency contracts, which were denominated in Indonesian rupiah and Czech koruna. These forwards had a fair value of less than $1 million as of both September 30, 2023 and 2022.

In certain situations where we have forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

In fiscal 2023, due to the weakening of most foreign currencies against the U.S. dollar, foreign currency translations in the aggregate decreased our business segment EBIT by $16 million, which affected the results of the Reinforcement Materials and Performance Materials segments. In fiscal 2022, due to the weakening of most foreign currencies against the U.S. dollar, foreign currency translations in the aggregate decreased our business segment EBIT by $24 million, which affected the results of the Reinforcement Materials and Performance Materials segments. We recognized a net foreign exchange loss of $35 million in Other income (expense) in fiscal 2023 from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine peso. In fiscal 2022, we recognized a net foreign exchange loss of $13 million in Other income (expense) from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine peso and to a lesser extent Colombian peso.

Item 8. Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2023	2022	2021
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,931	$4,321	$3,409
Cost of sales	3,092	3,436	2,610
Gross profit	839	885	799
Selling and administrative expenses	253	258	289
Research and technical expenses	57	55	56
Loss on sale of business and asset impairment charge (Note D)	3	207	—
Gain on bargain purchase of a business (Note C)	—	(24)	—
Income (loss) from operations	526	389	454
Interest and dividend income	31	11	8
Interest expense	(90)	(56)	(49)
Other income (expense)	(16)	(9)	(7)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	451	335	406
(Provision) benefit for income taxes	28	(102)	(123)
Equity in earnings of affiliated companies, net of tax	5	10	3
Net income (loss)	484	243	286
Net income (loss) attributable to noncontrolling interests, net of tax of $9, $8 and $10	39	34	36
Net income (loss) attributable to Cabot Corporation	$445	$209	$250

Weighted-average common shares outstanding:
Basic	56.1	56.5	56.7
Diluted	56.5	56.9	56.8

Earnings (loss) per common share:
Basic	$7.79	$3.65	$4.35
Diluted	$7.73	$3.62	$4.34

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2023	2022	2021
	(In millions)
Net income (loss)	$484	$243	$286
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	80	(175)	52
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(6)	(6)	(5)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	2	2	2
Pension and other postretirement benefit liability adjustments, net of tax	1	14	20
Other comprehensive income (loss), net of tax of $1, $3 and $8	77	(165)	69
Comprehensive income (loss)	561	78	355
Net income (loss) attributable to noncontrolling interests, net of tax	39	34	36
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	—	(15)	7
Comprehensive income (loss) attributable to noncontrolling interests	39	19	43
Comprehensive income (loss) attributable to Cabot Corporation	$522	$59	$312

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2023	2022
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$238	$206
Accounts and notes receivable, net of reserve for doubtful accounts of $2 and $3	695	836
Inventories	585	664
Prepaid expenses and other current assets	108	114
Total current assets	1,626	1,820
Property, plant and equipment	3,827	3,554
Accumulated depreciation	(2,415)	(2,284)
Net property, plant and equipment	1,412	1,270
Goodwill	134	129
Equity affiliates	20	20
Intangible assets, net	60	63
Deferred income taxes	180	45
Other assets	172	178
Total assets	$3,604	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2023	2022
	(In millions, except share and per share amounts)
Current liabilities:
Short-term borrowings	$174	$347
Accounts payable and accrued liabilities	600	707
Income taxes payable	40	44
Current portion of long-term debt	8	7
Total current liabilities	822	1,105
Long-term debt	1,094	1,089
Deferred income taxes	50	65
Other liabilities	231	234
Commitments and contingencies (Note S)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 55,379,636 and 56,385,963 shares, Outstanding: 55,243,804 and 56,248,559 shares	55	56
Less cost of 135,832 and 137,404 shares of common treasury stock	(3)	(4)
Additional paid-in capital	—	1
Retained earnings	1,574	1,284
Accumulated other comprehensive income (loss)	(362)	(439)
Total Cabot Corporation stockholders’ equity	1,264	898
Noncontrolling interests	143	134
Total stockholders’ equity	1,407	1,032
Total liabilities and stockholders’ equity	$3,604	$3,525

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2023	2022	2021
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$484	$243	$286
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	144	146	160
Loss on sale of a business and asset impairment charge	3	207	—
Gain on bargain purchase of a business	—	(24)	—
Gain on sale of land	(1)	(17)	—
Deferred tax provision (benefit)	(156)	(40)	9
Employee benefit plan settlement	—	(1)	5
Equity in net income of affiliated companies	(5)	(10)	(3)
Stock-based compensation	20	23	21
Other non-cash (income) expense	4	20	21
Cash dividends received from equity affiliates	2	1	2
Changes in assets and liabilities:
Accounts and notes receivable	153	(287)	(215)
Inventories	96	(259)	(174)
Prepaid expenses and other current assets	1	(25)	(37)
Accounts payable and accrued liabilities	(152)	115	167
Income taxes payable	(4)	15	14
Other liabilities	6	(7)	1
Cash provided by operating activities	595	100	257

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(244)	(211)	(195)
Proceeds from sale of a business	6	79	—
Cash paid for acquisition of business, net of cash acquired of $—, $5 and $—	—	(9)	—
Proceeds from sale of land	7	18	—
Proceeds from insurance settlements	12	1	2
Other	5	4	7
Cash used in investing activities	(214)	(118)	(186)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	24	26	—
Repayments of short-term borrowings	(48)	—	—
Proceeds from (repayments of) issuance of commercial paper, net	(149)	250	58
Proceeds from long-term debt, net of issuance costs	84	394	200
Repayments of long-term debt	(90)	(372)	(222)
Purchases of common stock	(98)	(53)	(3)
Proceeds from sales of common stock	4	6	6
Cash dividends paid to noncontrolling interests	(42)	(22)	(19)
Cash dividends paid to common stockholders	(88)	(84)	(80)
Cash provided by (used in) financing activities	(403)	145	(60)
Effects of exchange rate changes on cash	54	(91)	8
Increase (decrease) in cash, cash equivalents and restricted cash	32	36	19
Cash, cash equivalents and restricted cash at beginning of year	206	170	151
Cash, cash equivalents and restricted cash at end of year	$238	$206	$170

The following table presents the Company’s cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:
Cash and cash equivalents	$238	$206	$168
Restricted cash classified within Prepaid expenses and other current assets	—	—	2
Cash, cash equivalents and restricted cash	$238	$206	$170

Non-cash investing activities and supplemental cash flow information:
Additions to property, plant and equipment included in Accounts payable and accrued liabilities	$41	$24	$41
Income taxes paid	$140	$129	$93
Interest paid	$85	$46	$41
The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2020	56,467	$53	$—	$989	$(351)	$691	$123	$814
Net income (loss)				250		250	36	286
Total other comprehensive income (loss)					62	62	7	69
Cash dividends declared to noncontrolling interests						—	(23)	(23)
Cash dividends declared to common stockholders, $1.40 per share				(80)		(80)		(80)
Issuance of stock under equity compensation plans	317	—	6			6		6
Stock-based compensation			21			21		21
Purchase and retirement of common stock	(57)	—	(3)			(3)		(3)
Balance at September 30, 2021	56,727	53	24	1,159	(289)	947	143	1,090
Net income (loss)				209		209	34	243
Total other comprehensive income (loss)					(150)	(150)	(15)	(165)
Cash dividends declared to noncontrolling interests						—	(28)	(28)
Cash dividends declared to common stockholders, $1.48 per share				(84)		(84)		(84)
Issuance of stock under equity compensation plans	359	—	6			6		6
Stock-based compensation			23			23		23
Purchase and retirement of common stock	(837)	(1)	(52)	—		(53)		(53)
Balance at September 30, 2022	56,249	52	1	1,284	(439)	898	134	1,032
Net income (loss)				445		445	39	484
Total other comprehensive income (loss)					77	77	—	77
Cash dividends declared to noncontrolling interests						—	(30)	(30)
Cash dividends declared to common stockholders, $1.54 per share				(88)		(88)		(88)
Issuance of stock under equity compensation plans	357	1	3			4		4
Stock-based compensation			26			26		26
Purchase and retirement of common stock	(1,362)	(1)	(30)	(67)		(98)		(98)
Balance at September 30, 2023	55,244	$52	—	$1,574	$(362)	$1,264	$143	$1,407

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

Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s operations.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2023, has determined that they are readily convertible to cash.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At both September 30, 2023 and 2022, Cabot had equity affiliate investments of $20 million. Dividends declared and received from these investments were $2 million, $1 million and $5 million in fiscal 2023, 2022 and 2021, respectively.

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

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds, specialty carbons and battery materials product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of September 30, 2023.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. The fair value is also benchmarked against the value calculated from a market approach using the guideline public company method. In fiscal 2023, the Company’s qualitative assessment, performed as of August 31, 2023, indicated that the fair values of the Reinforcement Materials, fumed metal oxides, specialty compounds, specialty carbons and battery materials reporting units were in excess of their carrying values.

Long-lived Assets Impairment

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

Cabot capitalizes interest costs when they are part of the cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2023, 2022 and 2021, Cabot capitalized $6 million, $3 million and $1 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk-free rate. Cabot recognizes ARO liabilities and costs when they are probable and can be reasonably estimated. In certain instances, Cabot has not recorded a reserve for AROs because the timing of disposal of the underlying asset is unknown. The ARO reserves were $11 million and $10 million at September 30, 2023 and 2022, respectively. The ARO balances are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

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

Unrealized currency translation adjustments (“CTA”) are included as a separate component of Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; (ii) income taxes upon future repatriation of unremitted earnings from non-U.S. subsidiaries that are not indefinitely reinvested; and (iii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included within the CTA component of Other comprehensive income (loss). In fiscal 2023, 2022 and 2021, net foreign currency transaction loss of $35 million, $13 million, and $6 million, respectively, is included in Other income (expense) in the Consolidated Statements of Operations.

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

Revenue Recognition

Cabot recognizes revenue when its customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which the Company expects to receive in exchange for those goods or services. The Company’s contracts with customers are generally for products only and do not include other performance obligations. Generally, Cabot considers purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, the Company evaluates whether the price is subject to adjustments, such as for returns, discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which the Company expects to be entitled. Substantially all revenue from product sales is based on a point in time model and is recognized when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer. For contracts where we complete our performance obligation prior to our right to consideration or contracts where we receive consideration prior to completing our performance obligation we record a contract asset or a contract liability, respectively, on the Consolidated Balance Sheets.

Shipping and handling activities that occur after the transfer of control to the customer are billed to customers and are recorded as sales revenue, as the Company considers these to be fulfillment costs. These shipping and handling costs are expensed in the period incurred and included in Cost of sales within the Consolidated Statement of Operations. Taxes collected on sales to customers are excluded from the transaction price.

The Company generally provides a warranty that its products will substantially conform to the identified specifications. The Company’s liability typically is limited to either a credit equal to the purchase price or replacement of the non-conforming product. Returns under warranty have historically been immaterial.

Payment terms typically range from zero to ninety days. When the period of time between the transfer of control of the goods and the time the customer pays for the goods is one year or less, the Company does not consider there to be a significant financing component associated with the contract.

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

Pensions and Other Postretirement Benefits

The Company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. Pension and post-retirement benefit costs other than service cost are included in Other income (expense) in the Consolidated Statement of Operations. Service cost is included with other employee compensation costs within Cost of sales, Selling and administrative expenses, or Research and technical expenses. The Company recognizes actuarial gains and losses and prior service costs and credits as a component of Other comprehensive income (loss), net of tax, which are subsequently amortized into earnings as a component of net periodic benefit cost.

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

Note B. Recent Accounting Pronouncements

In November 2022, the FASB issued a new standard on the disclosure of supplier financing programs. The new standard requires qualitative and quantitative disclosure as to the nature and potential magnitude of such programs in addition to program activity and changes for the periods presented. The Company adopted this standard October 1, 2023. The Company has evaluated the effect of adopting this accounting guidance and will include the new required disclosure in future filings.

Note C. Acquisitions

Tokai Carbon (Tianjin) Co.

In February 2022, the Company purchased 100% of the registered capital of Tokai Carbon (Tianjin) Co., a carbon black manufacturing facility, from Tokai Carbon Group for a net purchase price of $9 million, consisting of cash consideration of $14 million, including customary post-closing adjustments, and net of $5 million of cash acquired.

The excess of the fair value of the net assets over the purchase price was recorded as a gain of $24 million in fiscal 2022. The Gain on bargain purchase of a business arose primarily due to necessary equipment upgrades that will be required after the purchase to continue to utilize the existing assets.

Note D. Divestitures

Sale of Purification Solutions Business

In March 2022, the Company completed the sale of its Purification Solutions business, a reporting segment of the Company, to an affiliate of funds advised by One Equity Partners for total cash proceeds of $85 million, net of $7 million cash transferred. The Company recognized a pre-tax impairment charge of $197 million and a pre-tax loss on sale of the Purification Solutions business of $10 million during fiscal 2022. The purchase price of the Purification Solutions business was subject to customary post-closing adjustments, which were finalized in fiscal 2023 and resulted in an additional pre-tax loss on sale of $3 million.

Note E. Inventories

Inventories, net of obsolete, unmarketable and slow-moving reserves, are as follows:

	September 30
	2023	2022
	(In millions)
Raw materials	$148	$182
Finished goods	374	427
Other(1)	63	55
Total	$585	$664

(1)
Other inventory is comprised of certain spare parts and supplies.

At September 30, 2023 and 2022, total inventory reserves were $14 million and $9 million, respectively.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2023	2022
	(In millions)
Land and land improvements	$72	$75
Buildings	576	553
Machinery and equipment	2,622	2,473
Other	228	229
Construction in progress	329	224
Total property, plant and equipment	3,827	3,554
Less: Accumulated depreciation	(2,415)	(2,284)
Net property, plant and equipment	$1,412	$1,270

Depreciation expense for fiscal 2023, 2022 and 2021 was $138 million, $140 million and $152 million, respectively.

Note G. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the fiscal year ended September 30, 2023 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2022	$46	$83	$129
Foreign currency impact	5	—	5
Balance at September 30, 2023	$51	$83	$134

The following table provides information regarding the Company’s intangible assets with finite lives:

	September 30, 2023			September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Developed technologies	$34	$(10)	$24	$34	$(8)	$26
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	65	(30)	35	59	(23)	36
Total intangible assets	$101	$(41)	$60	$95	$(32)	$63

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of seventeen years. Amortization expense for fiscal 2023, 2022 and 2021 was $6 million, $6 million and $8 million, respectively, and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2023	2022
	(In millions)
Accounts payable	$438	$533
Accrued employee compensation	55	66
Other accrued liabilities	107	108
Total	$600	$707

Other long-term liabilities consist of the following:

	September 30
	2023	2022
	(In millions)
Employee benefit plan liabilities	$48	$51
Operating lease liabilities	84	83
Other accrued liabilities	99	100
Total	$231	$234

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

There was an outstanding balance of commercial paper of $172 million as of September 30, 2023 with a weighted average interest rate of 5.44% and an outstanding balance of $322 million as of September 30, 2022 with a weighted average interest rate of 3.35%.

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2023	2022
	(In millions)
Variable Rate Debt:
Revolving Credit Facility, expires fiscal 2027	$—	$—
Revolving Credit Facility - Euro, expires fiscal 2027	120	114
Total variable rate debt	120	114
Fixed Rate Debt:
3.4% Notes due fiscal 2026	250	250
4.0% Notes due fiscal 2029	300	300
5.0% Notes due fiscal 2032	400	400
Medium-Term Notes due fiscal 2028, 6.57% — 7.28%	8	8
Chinese Renminbi Debt, due fiscal 2024, 4.3%	4	4
Total fixed rate debt	962	962
Finance lease obligations (Note R)	28	29
Unamortized debt issuance costs and debt discount	(8)	(9)
Total debt	1,102	1,096
Less current portion of long-term debt	(8)	(7)
Total long-term debt	$1,094	$1,089

Revolving Credit Facility, expiring fiscal 2027—In August 2021, the Company entered into a revolving credit agreement (the “U.S. Credit Agreement”) with a loan commitment not to exceed $1 billion. The U.S. Credit Agreement supports the Company’s issuance of commercial paper, and borrowings may be used for working capital, letters of credit and other general corporate purposes. Outstanding commercial paper balances reduce the amount available for borrowing under the U.S. Credit Agreement, which was $828 million as of September 30, 2023. The U.S. Credit Agreement, which matures in August 2027, contains affirmative and negative covenants, the financial debt covenant described below, and annual sustainability performance targets related to the Company’s reduction in its nitrogen oxide and sulfur dioxide emissions intensity, the achievement of which may adjust pricing under the U.S. Credit Agreement. The borrowing rate is currently based on an adjusted daily risk-free borrowing rate, plus a Cabot-specific spread based on the Company’s credit rating and achievement on the annual sustainability performance targets. As a result of meeting the annual sustainability performance targets, the commitment fee and borrowing rate will be reduced by 0.01% and 0.05%, respectively, effective from August 2023 through August 2024.

Revolving Credit Facility-Euro, expiring fiscal 2027—In May 2023, several subsidiaries entered into a revolving credit agreement (the “Euro Credit Agreement”, and together with the U.S. Credit Agreement, the "Credit Agreements") with a loan commitment not to exceed 300 million Euros. The amount available for borrowing under this revolving credit agreement was $197 million as of September 30, 2023, and the weighted average interest rate on the outstanding balance during the year was 4.82%. The borrowing rate is based on an adjusted daily risk-free borrowing rate, plus a Cabot-specific spread based on the Company’s credit rating. The revolving credit agreement, which matures in August 2027, may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of the Company’s foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company. The Company paid debt issuance costs of $1 million upon entering the agreement, which are being amortized over the life of the revolver.

Debt Covenants—As of September 30, 2023, Cabot was in compliance with the financial debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lessor of (i) unrestricted cash and cash equivalents and (ii) $150 million.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of both September 30, 2023 and 2022.

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

5.0% Notes due fiscal 2032—In June 2022, Cabot issued $400 million in unsecured notes with a coupon of 5% that mature on June 30, 2032. Interest is payable semi-annually on June 30 and December 30. The net proceeds of this offering were $394 million after deducting discounts and issuance costs, each of which were $3 million, which were paid at issuance and are being amortized over the life of the notes.

Medium-Term Notes—At both September 30, 2023 and 2022, there were $8 million of unsecured medium-term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium-term notes is 4 years with a weighted average interest rate of 7.24%.

Finance Lease obligations—See Note R for a discussion of the Company’s leases.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented separately in Note R, due in each of the five years from fiscal 2024 through 2028 and thereafter are as follows:

Years Ending September 30	Principal Payments on Long-Term Debt
(In millions)
2024	$4
2025	—
2026	250
2027	120
2028	8
Thereafter	700
Total	$1,082

Standby letters of credit—At September 30, 2023, the Company had provided standby letters of credit that were outstanding and not drawn totaling $7 million, which expire through fiscal 2024.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2023 or 2022.

At both September 30, 2023 and 2022, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At both September 30, 2023 and 2022, Cabot had derivatives relating to foreign currency risks carried at fair value. The Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Cabot or the financial counterparty to perform. For interest rate and cross-currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both September 30, 2023 and 2022, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets was $8 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.04 billion, respectively, as of September 30, 2023 and $1.08 billion and $1.06 billion, respectively, as of September 30, 2022. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximates the fair value. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

Note K. Derivatives

The Company has foreign currency exposure arising from its net investments in foreign operations. The Company uses cross-currency swaps to partially mitigate the impact of the Euro currency rate changes on the Company’s Euro denominated net investments. The Company’s cross-currency swaps are designated as net investment hedges.

The Company also has foreign currency exposure arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. The Company uses short-term forward contracts to minimize the exposure to foreign currency risk.

The Company had no significant concentration of credit risk at September 30, 2023 and 2022.

The following table provides details of the derivatives held as of September 30, 2023 and 2022 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2023	September 30, 2022	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts(1)	N/A	USD 82 million	USD 42 million	No designation

(1)
At September 30, 2023, the Company’s forward foreign exchange contracts were denominated in Indonesian rupiah, Czech koruna, and Colombian peso. At September 30, 2022, the Company’s forward foreign exchange contracts were denominated in Indonesian rupiah and Czech koruna.

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

Cash settlements related to the net investment hedge occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. During fiscal 2023, 2022 and 2021 the Company received net cash interest of $4 million, $4 million and $3 million, respectively. As of September 30, 2023 and 2022, the fair value of these swaps was an asset of $12 million and $29 million, respectively, was included in Prepaid expenses and other current assets and Other assets, and the cumulative unrealized gain of $15 million and $32 million, respectively, was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps to AOCI and the Consolidated Statements of Operations:

	Years Ended September 30
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Description	Gain/(Loss) Recognized in AOCI			(Gain)/Loss Reclassified from AOCI into Interest Expense in the Consolidated Statements of Operations			(Gain)/Loss Recognized in Interest Expense in the Consolidated Statements of Operations (Amount Excluded from Effectiveness Testing)
	(In millions)
Cross-currency swaps	$(13)	$30	$7	$(6)	$(6)	$(5)	$2	$2	$2

Forward Foreign Currency Contracts

At both September 30, 2023 and 2022, the Company had foreign currency forward contracts that were not designated as hedges for accounting purposes. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

At both September 30, 2023 and 2022, the fair value of derivative instruments not designated as hedges was less than $1 million and was presented in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Note L. Insurance Recoveries

Pepinster, Belgium

In July 2021, the Company’s Specialty Compounds manufacturing and research and development facility in Pepinster, Belgium experienced significant flooding. Full production, which was temporarily halted, resumed in the second quarter of fiscal 2022. The Company agreed to a final insurance settlement in fiscal 2023 for total proceeds of $33 million.

During fiscal 2023, 2022 and 2021, the Company recorded expenses of nil, $6 million and $17 million for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds. During fiscal 2023, the Company recognized gains of $9 million related to lost margin and the replacement value of fixed assets exceeding their net book value. The flood-related expenses, loss recoveries and gains are included within Cost of sales in the Consolidated Statements of Operations in fiscal 2023, 2022 and 2021.

During fiscal 2023, 2022 and 2021, the Company received insurance proceeds of $14 million, $11 million and $8 million, respectively. Of the proceeds received, $12 million, $1 million and $2 million, is included in Cash provided by investing activities and $2 million, $10 million and $6 million, is included in Cash provided by operating activities for fiscal 2023, 2022 and 2021, respectively, in the Consolidated Statements of Cash Flows.

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

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $2 million for the U.S. defined benefit plan and $131 million for the foreign defined benefit plans as of September 30, 2023 and $2 million for the U.S. defined benefit plans and $125 million for the foreign defined benefit plans as of September 30, 2022. The U.S. defined benefit plan is the frozen Supplemental Cash Balance Plan.

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2023		2022		2023		2022
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$2	$133	$3	$221	$16	$13	$25	$19
Service cost	—	3	—	4	—	—	—	—
Interest cost	—	7	—	4	1	1	—	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	6	—	(27)	—	1	—	(2)
(Gain) loss from changes in actuarial assumptions and plan experience	—	(4)	(1)	(43)	(1)	(3)	(4)	(5)
Benefits paid	—	(5)	—	(9)	(2)	(1)	(3)	—
Settlements or curtailments	—	(2)	—	(2)	—	—	(2)	—
Divestiture of a business	—	—	—	(16)	—	—	—	—
Benefit obligation at end of year	$2	$139	$2	$133	$14	$11	$16	$13

	Years Ended September 30
	2023		2022		2023		2022
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$135	$—	$217	$—	$—	$—	$—
Actual return on plan assets	—	4	—	(35)	—	—	—	—
Employer contribution	—	4	—	5	2	1	5	—
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	7	—	(24)	—	—	—	—
Benefits paid	—	(5)	—	(9)	(2)	(1)	(3)	—
Settlements or curtailments	—	(2)	—	(2)	—	—	(2)	—
Expenses paid from assets	—	—	—	—	—	—	—	—
Divestiture of a business	—	—	—	(18)	—	—	—	—
Fair value of plan assets at end of year	$—	$144	$—	$135	$—	$—	$—	$—
Funded status	$(2)	$5	$(2)	$2	$(14)	$(11)	$(16)	$(13)
Recognized asset (liability)	$(2)	$5	$(2)	$2	$(14)	$(11)	$(16)	$(13)

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	2023		2022		2021
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	6.0%	4.7%	5.5%	4.5%	2.2%	2.1%
Rate of increase in compensation	N/A	3.0%	3.0%	3.0%	N/A	2.9%
Cash balance interest credit rate	2.0%	2.1%	2.0%	2.0%	2.0%	1.7%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	5.6%	4.5%	2.2%	2.1%	2.5%	1.7%
Discount rate - service cost	N/A	3.6%	N/A	2.0%	N/A	1.7%
Discount rate - interest cost	5.3%	4.5%	1.6%	1.7%	1.4%	1.4%
Expected long-term rate of return on plan assets	N/A	5.1%	N/A	3.5%	N/A	4.6%
Rate of increase in compensation	N/A	3.0%	N/A	2.9%	N/A	3.0%
Cash balance interest credit rate	2.0%	2.0%	2.0%	1.7%	2.1%	1.7%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	2023		2022		2021
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	6.0%	5.7%	5.6%	5.1%	2.4%	2.8%
Initial health care cost trend rate(1)	5.0%	6.4%	—%	6.8%	5.5%	6.9%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	5.6%	5.1%	2.4%	2.8%	2.1%	2.4%
Discount rate - service cost	5.4%	5.1%	1.7%	3.5%	1.5%	3.0%
Discount rate - interest cost	5.3%	5.1%	1.6%	2.5%	1.4%	2.1%
Initial health care cost trend rate(1)	—%	6.8%	5.5%	6.9%	6.0%	6.9%

(1)
The initial health care cost trend rate is set at 5% for the 2023 U.S. plan assumptions as the 2024 Medicare Part B premiums are expected to increase. The trend rates for all future years beyond 2024 also reflect expected 5% increases. The initial health care cost trend rate was set at zero for the 2022 U.S. plan assumptions in light of the expected downward adjustment the U.S. government was expected to make to the 2023 Medicare Part B premiums, however, all trend rates beyond the initial year were set to 5%.

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

Amounts recognized in the Consolidated Balance Sheets at September 30, 2023 and 2022 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2023		2022		2023		2022
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Other assets	$—	$30	$—	$26	$—	$—	$—	$—
Accounts payable and accrued liabilities	$—	$(1)	$—	$(1)	$(2)	$(1)	$(2)	$(1)
Other liabilities	$(2)	$(24)	$(2)	$(23)	$(12)	$(10)	$(14)	$(12)

Amounts recognized in AOCI at September 30, 2023 and 2022 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2023		2022		2023		2022
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net actuarial (gain) loss	$—	$24	$—	$23	$(6)	$(7)	$(6)	$(4)
Net prior service credit	—	(1)	—	(1)	—	—	—	—
Balance in accumulated other comprehensive (income) loss, pretax	$—	$23	$—	$22	$(6)	$(7)	$(6)	$(4)

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2024 to 2033:

	Pension Benefits		Postretirement Benefits
Years Ending September 30	U.S.	Foreign	U.S.	Foreign
	(In millions)
2024	$—	$9	$2	$1
2025	$—	$9	$2	$1
2026	$—	$9	$2	$1
2027	$—	$11	$2	$1
2028	$—	$11	$2	$1
2029 - 2033	$1	$49	$6	$4

Postretirement medical benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be $3 million in fiscal 2024. The Company expects to contribute $4 million to its pension plans in fiscal 2024.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2023		2022		2021		2023		2022		2021
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$3	$—	$4	$—	$6	$—	$—	$—	$—	$—	$—
Interest cost	—	7	—	4	—	3	1	1	—	1	—	1
Expected return on plan assets	—	(7)	—	(6)	—	(10)	—	—	—	—	—	—
Amortization of net losses	—	(1)	—	1	—	3	(1)	—	—	—	—	—
Settlements or Curtailments cost	—	—	—	—	4	1	—	—	(1)	—	—	—
Other	—	—	—	—	—	2	—	—	—	—	—	—
Net periodic (benefit) cost	$—	$2	$—	$3	$4	$5	$—	$1	$(1)	$1	$—	$1

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows:

	Years Ended September 30
	2023		2022		2021		2023		2022		2021
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net (gains) losses	$—	$1	$—	$(2)	$(2)	$(15)	$(1)	$(3)	$(4)	$(4)	$—	$(2)
Prior service (credit) cost	—	—	—	—	—	(1)		—	—	—	—	—
Amortization of prior unrecognized loss	—	1	—	(1)	—	(3)	1	—	—	—	—	—
Loss on divestiture	—	—	—	(2)	—	—	—	—	—	—	—	—
(Loss) gain on settlements	—	—	—	—	(4)	(1)	—	—	1	—	—	—
Net changes recognized in Total other comprehensive (income) loss (1)	$—	$2	$—	$(5)	$(6)	$(20)	$—	$(3)	$(3)	$(4)	$—	$(2)

(1)
The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax provision of less than $1 million, a tax benefit of $3 million and a tax benefit of $8 million for fiscal 2023, 2022 and 2021, respectively.

U.K. Plans Termination

In fiscal 2023, the Company commenced the plan termination process for the Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan and expects to complete the transaction in fiscal 2024.

Plan Assets

The Company’s foreign defined benefit pension plans weighted-average asset allocations at September 30, 2023 and 2022 by asset category, are as follows:

	September 30
	2023	2022
Equity securities	19%	20%
Debt securities	31%	68%
Real estate	10%	7%
Cash and other securities (1)	40%	5%
Total	100%	100%

(1)
The asset allocation is temporarily changed as a result of the insurance contracts Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan purchased with plan assets in anticipation of the settlement discussed above.

To develop the expected long-term rate of return on plan assets assumption, the Company used a capital asset pricing model. The model considers the current level of expected returns on risk-free investments comprised of government bonds, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns for each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return for each plan.

Cabot’s investment strategy for each of its foreign defined benefit plans is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high-quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the foreign plans is 29% in equity, 46% in fixed income, 18% in real estate and 7% in cash and other securities.

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

For pension plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from third-party vendors of market data and subjected to tolerance/quality checks.

The fair value of the Company’s pension plan assets at September 30, 2023 and 2022 by asset category is as follows:

	September 30
	2023			2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Cash	$—	$—	$—	$1	$—	$1
Direct investments:
U.S government bonds	—	—	—	—	—	—
U.S. corporate bonds	—	—	—	—	—	—
Non-U.S. equities	6	—	6	4	—	4
Non-U.S. government bonds	2	—	2	1	—	1
Non-U.S. corporate bonds	3	—	3	2	—	2
Mortgage-backed securities	—	1	1	—	1	1
Other fixed income	1	—	1	1	—	1
Total direct investments	12	1	13	8	1	9
Investment funds:
Equity funds(1)	—	21	21	—	23	23
Fixed income funds(2)	—	38	38	—	86	86
Real estate funds(3)	—	15	15	—	9	9
Cash equivalent funds	4	—	4	1	—	1
Other investment funds	—	—	—	—	1	1
Total investment funds	4	74	78	1	119	120
Alternative investments:
Insurance contracts(4)	—	52	52	—	5	5
Other alternative investments	—	1	1	—	—	—
Total alternative investments	—	53	53	—	5	5
Total pension plan assets	$16	$128	$144	$10	$125	$135

(1)
The equity funds asset class includes funds that invest in U.S. equities as well as equity securities issued by companies incorporated, listed or domiciled in countries in developed and/or emerging markets. These companies may be in the small-, mid- or large-cap categories.
(2)
The fixed income funds asset class includes investments in high quality funds. High quality fixed income funds primarily invest in low-risk U.S. and non-U.S. government securities, investment-grade corporate bonds, mortgages and asset-backed securities. A significant portion of the fixed income funds include investment in long-term bond funds.
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

Defined Contribution Plans

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Cabot recognized expenses related to these plans of $19 million, $15 million and $18 million in fiscal 2023, 2022 and 2021, respectively.

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

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The awards made in fiscal 2023, 2022 and 2021 consist of grants of stock options, time-based restricted stock units and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three-year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

Stock-based employee compensation expense was $18 million, $22 million and $20 million, after tax, for fiscal 2023, 2022 and 2021, respectively.

The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Cost of sales	$2	$3	$2
Selling and administrative expenses	16	18	17
Research and technical expenses	2	2	2
Stock-based compensation expense	20	23	21
Income tax benefit	(2)	(1)	(1)
Net stock-based compensation expense	$18	$22	$20

As of September 30, 2023, Cabot had $16 million and $3 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately one year for restricted stock units and options.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2023:

	Stock Options		Restricted Stock Units
	Total Options (1)	Weighted Average Exercise Price	Restricted Stock Units(4)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2022	1,574	$49.89	1,012	$48.95
Granted	157	$73.84	225	$73.68
Performance-based adjustment(2)	—	$—	$20	$51.88
Exercised / Vested	(75)	$47.77	(275)	$50.43
Cancelled / Forfeited	(15)	$49.88	(44)	$50.20
Outstanding at September 30, 2023(3)	1,641	$52.27	938	$54.45
Exercisable at September 30, 2023	1,172	$50.02

(1)
Unvested stock options were approximately 469,000 and 651,000 at September 30, 2023 and 2022 and their weighted average grant date fair values were $57.92 and $49.30, respectively.
(2)
Represents the net incremental number of shares issuable upon vesting of performance-based restricted stock units based on the Company’s actual financial performance metrics for fiscal 2023.
(3)
Stock options outstanding include options vested and expected to vest in the future and have a weighted average remaining contractual life of 6.13 years.
(4)
The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

Stock Options

As of September 30, 2023, the aggregate intrinsic value for all options outstanding and options exercisable was $29 million. The intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $2 million, $4 million and $2 million, respectively, and the Company received cash of $4 million, $6 million and $5 million, respectively, from these exercises. The Company recognized immaterial tax benefits in fiscal 2023, 2022 and 2021 from the exercise of stock options which were included in (Provision) benefit for income taxes within the Consolidated Statements of Operations.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2023, 2022 and 2021 was $26.28, $15.95, and $9.69 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2023	2022	2021
Expected stock price volatility	38%	35%	36%
Risk free interest rate	4.0%	1.4%	0.6%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.48	$1.40	$1.40

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2023, 2022 and 2021 was $73.68, $58.72 and $41.92, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vesting) that vested during fiscal 2023, 2022 and 2021 was $20 million, $13 million and $8 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees when the retirement plan limits established under the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 113,000 and 103,000 shares of Cabot common stock as of September 30, 2023 and 2022, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which was immaterial as of September 30, 2023 and 2022, was included in Other liabilities and marked-to-market quarterly.

Note O. Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI, net of tax, are as follows for fiscal 2023 and 2022:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at September 30, 2021 attributable to Cabot Corporation	$(265)	$(24)	$(289)
Other comprehensive income (loss) before reclassifications	(208)	12	(196)
Amounts reclassified from AOCI	29	2	31
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(15)	—	(15)
Balance at September 30, 2022 attributable to Cabot Corporation	(429)	(10)	(439)
Other comprehensive income (loss) before reclassifications	80	3	83
Amounts reclassified from AOCI	(4)	(2)	(6)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—
Balance at September 30, 2023 attributable to Cabot Corporation	$(353)	$(9)	$(362)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for fiscal 2023, 2022 and 2021 are as follows:

	Affected Line Item in the Consolidated	Years Ended September 30
	Statements of Operations	2023	2022	2021
		(In Millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(6)	$(6)	$(5)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	2	2	2
Release of current translation adjustment	Loss on sale of business and asset impairment charge	—	33	—
Pension and other postretirement benefit liability adjustment
Release of actuarial losses and prior service cost (credits)	Loss on sale of business and asset impairment charge	—	2	—
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	(2)	1	3
Settlement and curtailment loss (gain)	Other income (expense)	—	(1)	5
Total before tax		$(6)	$31	$5

Note P. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (“EPS”) computations:

	Years Ended September 30
	2023	2022	2021
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$445	$209	$250
Less: Dividends and dividend equivalents to participating securities	1	1	1
Less: Undistributed earnings allocated to participating securities(1)	7	2	2
Earnings (loss) allocated to common shareholders (numerator)	$437	$206	$247

Weighted average common shares and participating securities outstanding	57.3	57.4	57.5
Less: Participating securities(1)	1.2	0.9	0.8
Adjusted weighted average common shares (denominator)	56.1	56.5	56.7

Per share amounts—basic:
Net income (loss) attributable to Cabot Corporation	$7.79	$3.65	$4.35

Diluted EPS:
Earnings (loss) allocated to common shareholders	$437	$206	$247
Plus: Earnings allocated to participating securities	8	3	3
Less: Adjusted earnings allocated to participating securities(2)	8	3	3
Earnings (loss) available to common shares (numerator)	$437	$206	$247

Adjusted weighted average common shares outstanding	56.1	56.5	56.7
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.4	0.1
Adjusted weighted average common shares (denominator)	56.5	56.9	56.8

Per share amounts—diluted:
Net income (loss) attributable to Cabot Corporation	$7.73	$3.62	$4.34

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$445	$209	$250
Less: Dividends declared on common stock	87	84	80
Less: Dividends and dividend equivalents to participating securities	1	1	1
Undistributed earnings (loss)	$357	$124	$169
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$350	$122	$167
Undistributed earnings allocated to participating securities	7	2	2
Undistributed earnings (loss)	$357	$124	$169

(2)
Undistributed earnings (loss) are adjusted for the assumed conversion of dilutive securities, which are described in (3) below, to common shares and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For fiscal 2023, 2022 and 2021, respectively, 138,966, 214,180 and 525,131 incremental shares of common stock were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note Q. Income Taxes

Income from operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Domestic	$65	$(20)	$(73)
Foreign	386	355	479
Income from operations before income taxes and equity in earnings of affiliated companies	$451	$335	$406

Tax provision (benefit) for income taxes consisted of the following:

	Years Ended September 30
	2023	2022	2021
	(In millions)
U.S. federal and state:
Current	$5	$7	$11
Deferred	(156)	2	(1)
Total	(151)	9	10
Foreign:
Current	123	135	103
Deferred	—	(42)	10
Total	123	93	113
Provision (benefit) for income taxes	$(28)	$102	$123

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Computed tax expense at the federal statutory rate	$95	$70	$85
Foreign impact of taxation at different rates, repatriation, valuation allowance, and other	30	38	8
Global Intangible Low Taxed Income (GILTI)	15	23	18
Purification Solutions business divestiture	—	(179)	—
Impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act of 2020	—	—	10
Impact of increase (decrease) in valuation allowance on U.S. deferred taxes	(156)	160	(1)
U.S. and state benefits from research and experimentation activities	(2)	(2)	(2)
Provision (settlement) of unrecognized tax benefits	2	1	1
Permanent differences, net	(4)	10	7
State taxes, net of federal effect	(8)	(19)	(3)
Provision (benefit) for income taxes	$(28)	$102	$123

Significant components of deferred income taxes were as follows:

	September 30
	2023	2022
	(In millions)
Deferred tax assets:
Deferred expenses	$50	$10
Intangible assets	42	39
Inventory	14	15
Operating lease liability	22	21
Other	6	32
U.S. federal interest expense carryforward	42	33
Pension and other benefits	24	29
Net operating loss carryforwards	244	224
Capital loss carryforwards	132	137
Foreign tax credit carryforwards	68	55
R&D credit carryforwards	49	47
Other business credit carryforwards	19	20
Subtotal	712	662
Valuation allowance	(498)	(580)
Total deferred tax assets	$214	$82

	September 30
	2023	2022
	(In millions)
Deferred tax liabilities:
Property, plant and equipment	$(47)	$(59)
Right of use asset	(22)	(21)
Unremitted earnings of non-U.S. subsidiaries	(15)	(22)
Total deferred tax liabilities	$(84)	$(102)

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

Since 2020, the Company has maintained a valuation allowance against its net U.S. deferred tax assets. On a quarterly basis, the Company evaluates all positive and negative evidence to determine if a valuation allowance is required. In analyzing all available evidence as of September 30, 2023, the Company determined that there is sufficient positive evidence outweighing the negative evidence to conclude that it is more likely than not that a portion of the U.S. deferred tax assets are realizable. As a result, the Company reversed a portion of the valuation allowance that was recorded against U.S. net deferred tax assets. This reversal resulted in a non-cash income tax benefit of $152 million. The Company continues to maintain a valuation allowance in the U.S. against capital losses, interest expense limitation carryforwards, certain foreign tax credits, certain R&D tax credits, and certain state deferred tax assets that the Company does not expect to realize.

The valuation allowance decreased by $82 million from $580 million in fiscal 2022 compared to $498 million in fiscal 2023, primarily due to the reversal of a portion of the valuation allowance on the ending U.S. net deferred tax assets, which was partially offset by an increase in valuation allowance on current year activity of U.S. deferred tax assets and an increase in valuation allowance on foreign deferred tax assets on some of the Company's net operating losses. The valuation allowance increased by $110 million from $470 million in fiscal 2021 compared to $580 million in fiscal 2022, primarily due to the tax loss related to the divestiture of the Purification Solutions business.

After the valuation allowance, approximately $24 million of foreign NOLs and less than $1 million of other tax credit carryforwards remained at September 30, 2023. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose.

The following table provides detail surrounding the expiration dates of NOLs, capital loss and other tax credit carryforwards before valuation allowances:

Years Ending September 30	NOLs/Capital Losses	Credits
	(In millions)
2024 - 2030	$1,051	$31
2031 and thereafter	268	103
Indefinite carryforwards	793	2
Total	$2,112	$136

As of September 30, 2023, provisions have not been made for non-U.S. withholding taxes or other applicable taxes on $1,359 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to non-U.S. withholding taxes and other applicable taxes if they were remitted to the U.S.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2023, the total amount of unrecognized tax benefits was $20 million, of which $6 million was recorded in Other liabilities in the Consolidated Balance Sheet and, $14 million was offset against deferred tax assets. In 2022, we reported an uncertain tax position of $137 million related to the initially anticipated filing position on the character of a portion of the tax loss from Purification Solutions business divestiture. Upon completion of the U.S. Consolidated tax return in 2023, the Company has reversed the $137 million unrecognized tax benefit which reflects the final position ultimately taken on the filed tax return. In addition, accruals of $5 million have been recorded for penalties and interest, as of September 30, 2023. Total penalties and interest recorded in the tax provision in the Consolidated Statements of Operations was $2 million in fiscal 2023, $2 million in fiscal 2022 and $1 million in fiscal 2021. If the unrecognized tax benefits were recognized as of September 30, 2023, there would be $20 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2023, 2022 and 2021 is as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Balance at beginning of the year	$159	$21	$23
Additions based on tax positions related to the current year	1	138	1
Additions for tax positions of prior years	—	2	—
Reductions of tax positions of prior years	(137)	(1)	(2)
Reductions related to settlements	(2)	—	—
Reductions from lapse of statute of limitations	(1)	(1)	(1)
Balance at end of the year	$20	$159	$21

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

Cabot is subject to taxation in the United States and various states and foreign jurisdictions. The 2020 through 2022 tax years generally remain subject to examination by the IRS and various tax years from 2010 through 2022 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2022 remain subject to examination by their respective tax authorities.

Note R. Leases

The Company determines if an arrangement is a lease at inception. The Company considers a contract to be or to contain a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration.

A lease liability is recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate based on credit-adjusted and term-specific discount rates, using a third-party yield curve. A right of use (“ROU”) asset is recorded and recognized at commencement at the lease liability amount, adjusted for lease prepayments, initial direct costs incurred and lease incentives received. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and sixteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. The Company’s land leases have remaining lease terms up to seventy-nine years.

The Company has elected not to recognize short-term leases on the balance sheet for all underlying asset classes. Short-term leases are leases that, at the commencement date, have a lease term of twelve months or less and do not include a purchase option that the Company is reasonably certain to exercise. Short-term leases are expensed on a straight-line basis over the lease term.

The components of the Company’s lease costs were as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Operating lease cost	$26	$23	$25
Finance lease cost	6	6	7
Total lease cost	$32	$29	$32

Included within operating lease costs are short-term lease costs, which were $7 million in fiscal 2023 and $5 million in both fiscal 2022 and 2021. Some lease arrangements require variable payments that are dependent on usage, output, or index-based adjustments. Variable lease costs were $2 million in fiscal 2023 and $1 million in both 2022 and 2021.

Supplemental cash flow information related to the Company’s leases was as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$17	$20
Operating cash flows from finance leases	2	2	2
Financing cash flows from finance leases	3	4	3
Right-of-use assets obtained in exchange for new operating lease liabilities	$11	$14	$6
Right-of-use assets obtained in exchange for new finance lease liabilities	$4	$1	$4

Supplemental balance sheet information related to the Company’s leases was as follows:

Description	Balance Sheet Classification	September 30, 2023	September 30, 2022
		(In millions)
Lease ROU assets:
Operating	Other assets	$101	$96
Finance	Net property, plant and equipment	39	41
Total lease ROU assets		$140	$137

Lease liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$15	$14
Finance	Current portion of long-term debt	4	3
Long-term:
Operating	Other liabilities	84	83
Finance	Long-term debt	24	26
Total lease liabilities		$127	$126

The following table presents the weighted-average remaining lease term and discount rates for the Company’s leases:

Description	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (years):
Operating leases	15	15
Finance leases	9	10
Weighted-average discount rate:
Operating leases	3.28%	2.97%
Finance leases	5.38%	5.40%

Future minimum lease payments under non-cancelable operating and finance leases as of September 30, 2023 were as follows:

Years Ended September 30	Operating leases	Finance leases
	(In millions)
2024	$18	$5
2025	16	4
2026	13	4
2027	12	3
2028	10	3
2029 and thereafter	51	15
Total lease payments	120	34
Less: imputed interest	21	6
Total	$99	$28

Note S. Commitments and Contingencies

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements were $370 million, $512 million and $405 million during fiscal 2023, 2022 and 2021, respectively. Included in those raw materials purchased are purchases from noncontrolling shareholders of consolidated subsidiaries of $192 million, $235 million and $135 million during fiscal 2023, 2022 and 2021, respectively. Accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2023 and 2022, were $11 million and $31 million, respectively.

For these purchase commitments, the amounts included in the table below are based on market prices as of September 30, 2023 which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions)
Reinforcement Materials	$208	$185	$181	$161	$101	$1,266	$2,102
Performance Chemicals	41	38	36	36	21	211	$383
Total	$249	$223	$217	$197	$122	$1,477	$2,485

The Company has also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $19 million as of September 30, 2023, the majority of which is expected to be paid within the next 5 years.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third parties that provides stop-loss protection. The self-insured liability in fiscal 2023 for third-party liabilities was $500,000 per accident for auto, $2 million per occurrence for all other, $1 million per accident for U.S. workers’ compensation, and the retention for medical costs in the United States is at most $275,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2023 and 2022, Cabot had $5 million and $4 million, respectively, reserved for environmental matters, which is included in Accounts payable and accrued liabilities and Other liabilities in the Consolidated Balance sheets. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were $1 million in both fiscal 2023 and fiscal 2022, and less than $1 million in fiscal 2021 and are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $1 million in fiscal 2023 and $2 million in both fiscal 2022 and fiscal 2021. The Company anticipates that expenditures related to these environmental matters will be made over a number of years.

The operation and maintenance component of the reserve for environmental matters was $3 million at both September 30, 2023 and 2022.

In November 2013, Cabot entered into a Consent Decree with the EPA and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot has installed technology controls for the reduction of sulfur dioxide and nitrogen oxide emissions at two of its plants and is in the process of installing these controls at the third plant. Cabot is currently in discussions with the EPA and LDEQ to extend its compliance date at the third plant to 2024 based upon force majeure events primarily related to the COVID-19 pandemic.

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

The subsidiary transferred the business to Aearo Technologies (“Aearo”) in July 1995. Cabot agreed to have the subsidiary retain certain liabilities associated with exposure to asbestos and silica while using respirators prior to the 1995 transaction so long as Aearo paid, and continues to pay, Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against those liabilities which Cabot’s subsidiary had agreed to retain. The Company anticipates that it will continue to receive payment of the $400,000 fee from Aearo and thereby retain these liabilities for the foreseeable future. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Because of the difficulty in determining when a particular respirator was manufactured, Aearo and Cabot have applied the retention of liabilities under the 1995 agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. On July 26, 2022, Aearo voluntarily filed for Chapter 11 bankruptcy protection with the stated goal of establishing a trust, funded by Aearo and its parent 3M, to satisfy respirator and other unrelated claims related to earplug products determined to be entitled to compensation. On June 9, 2023, the court dismissed Aearo’s bankruptcy case based on motions filed by various creditors in the case. Aearo appealed the decision but did not seek to stay the dismissal, which made the dismissal effective immediately and ended the automatic bankruptcy stay. In August 2023, Aearo entered into a settlement agreement to resolve the unrelated earplug product claims. As a result of this settlement, Aearo’s appeals in the bankruptcy proceedings have been stayed.

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

As of September 30, 2023 and 2022, the Company had $38 million and $39 million, respectively, reserved for its estimated share of liability for pending and future respirator claims, the majority of which the Company expects to incur over the next ten years. The reserve is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. In fiscal 2023, 2022 and 2021, the Company recorded a charge of $8 million, $6 million and $25 million, respectively, related to the respirator liability which was included in Selling and administrative expense in the Consolidated Statements of Operations.

The Company made payments related to its respirator liability of $9 million in fiscal 2023, $11 million in fiscal 2022 and $37 million in fiscal 2021. The majority of the payments in fiscal 2021 related to a February 2020 settlement agreement in which Cabot, with certain members of the Payor Group, resolved a large group of claims, including claims alleging serious injury, brought by coal workers in Kentucky and West Virginia represented by common legal counsel.

The Company’s current estimate of the cost of its share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims , (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain members of the Payor Group, or a change in the availability of the indemnity provided by a former owner of AO, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material.

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

Income (loss) from operations before income taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by the reportable segment table below on the line entitled Income (loss) from operations before taxes. Segment EBIT excludes certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, royalties, Net income (loss) attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, general unallocated expense and unallocated corporate costs. Segment assets exclude cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets, which are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities) and property, plant and equipment.

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

In addition to its reinforcing carbons products, the Company manufactures engineered elastomer composites (“E2C®”) solutions that are composites of reinforcing carbons and rubber made using the Company’s patented elastomer composites manufacturing process. These composites improve abrasion/wear resistance, reduce fatigue of rubber parts and reduce rolling resistance compared to reinforcing carbons/rubber compounds made entirely by conventional rubber mix methods enabling rubber product manufacturers to reduce the need to make performance trade-offs.

Performance Chemicals

The Performance Chemicals segment aggregates the specialty carbons, specialty compounds, fumed metal oxides, battery materials, inkjet colorants and aerogel product lines. In Performance Chemicals, the Company designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, inkjet printing, electronics and consumer products sectors, and applications related to generation, transmission and storage of energy. The Company’s focus areas for growth include conductive additives and other materials for battery applications, and inkjet dispersions for post print corrugated packaging applications.

The Company’s specialty carbons are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as inks, coatings, cables, plastics, adhesives, toners, batteries and displays.

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

The Company’s battery materials products include its conductive additives and fumed alumina, which are used principally in advanced lead acid and lithium-ion batteries used in electric vehicles. The Company’s conductive additives consist of conductive carbons, carbon nanotubes and carbon nano structures, and blends of these materials, each of which offers different levels of conductivity and formulation flexibility for battery manufacturers to address performance (energy density, fast charging), cost and safety. In lithium-ion batteries, the Company’s conductive additives are used in both cathode and anode applications to increase energy density by providing a conductive network between active materials. Fumed alumina is used to reduce cathode material and electrolyte decomposition and improve capacity retention leading to longer cycle life.

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

The Company’s inkjet colorants are high-quality pigment-based black and color dispersions and inks. The Company’s dispersions are based on patented pigment surface modification technology and polymer encapsulation technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including traditional work-from-home and corporate office settings, and, increasingly, in commercial and corrugated packaging printing, that all require a high level of dispersibility and colloidal stability. Our inkjet inks, which utilize our pigment-based colorant dispersions, are used in the commercial printing segment for graphic arts.

Purification Solutions

Cabot divested its Purification Solutions business on March 1, 2022. Refer to Note D for the terms of this transaction.

Financial information by reportable segment is as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Purification Solutions(1)	Segment Total	Unallocated and Other(2)	Consolidated Total
	(In millions)
2023
Revenues from external customers(4)	$2,563	$1,225	$—	$3,788	$143	$3,931
Depreciation and amortization	$70	$72	$—	$142	$2	$144
Equity in earnings of affiliated companies	$2	$3	$—	$5	$—	$5
Income (loss) from operations before income taxes(5)	$482	$125	$—	$607	$(156)	$451
Assets(6)	$1,632	$1,473	$—	$3,105	$499	$3,604
Total expenditures for additions to long-lived assets(7)	$149	$108	$—	$257	$8	$265
2022
Revenues from external customers(3)(4)	$2,673	$1,388	$97	$4,158	$163	$4,321
Depreciation and amortization	$70	$72	$3	$145	$1	$146
Equity in earnings of affiliated companies	$4	$5	$1	$10	$—	$10
Income (loss) from operations before income taxes(5)	$408	$234	$—	$642	$(307)	$335
Assets(6)	$1,691	$1,458	$—	$3,149	$376	$3,525
Total expenditures for additions to long-lived assets(7)	$114	$100	$3	$217	$4	$221
2021
Revenues from external customers(3)(4)	$1,838	$1,156	$257	$3,251	$158	$3,409
Depreciation and amortization	$70	$73	$16	$159	$1	$160
Equity in earnings of affiliated companies	$—	$2	$2	$4	$(1)	$3
Income (loss) from operations before income taxes(5)	$329	$211	$10	$550	$(144)	$406
Assets(6)	$1,421	$1,325	$283	$3,029	$277	$3,306
Total expenditures for additions to long-lived assets(7)	$104	$80	$9	$193	$5	$198

(1)
Cabot divested its Purification Solutions business on March 1, 2022. Refer to Note D for the terms of this transaction.
(2)
Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.
(3)
Beginning in fiscal 2023, the Company began allocating energy center revenue to the applicable segment’s revenue. The Company recast prior period financial information to conform to the new presentation. The allocation of such revenue resulted in an increase of $98 million and $57 million in the Reinforcement Materials segment and $16 million and $8 million in the Performance Chemicals segment, with an offsetting decrease in Unallocated and Other revenue for fiscal 2022 and fiscal 2021, respectively. There was no impact to Consolidated Total Revenue from external customers.
(4)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other are summarized as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Shipping and handling fees	$132	$162	$153
By-product sales	5	8	8
Other	6	(7)	(3)
Total	$143	$163	$158

(5)
Consolidated Total Income (loss) from operations before income taxes reconciles to Income (loss) from operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Total Income (loss) from operations before income taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2023	2022	2021
	(In millions)
Interest expense	$(90)	$(56)	$(49)
Certain items:(a)
Gain on sale of land	1	17	—
Legal and environmental matters and reserves (Note S)	(10)	(9)	(25)
Argentina controlled currency devaluation loss	(7)	—	—
Acquisition and integration-related charges	(4)	(6)	(5)
Global restructuring activities	(4)	(3)	(11)
Loss on sale of business and asset impairment charge	(3)	(207)	—
Other certain items	(2)	—	(1)
Gain on bargain purchase of a business (Note C)	—	24	—
Specialty Fluids divestiture related benefit	—	5	—
Employee benefit plan settlement and other charges	—	1	(4)
Purification Solutions divestiture related charges	—	(5)	—
Indirect tax settlement credits	—	—	12
Total certain items, pre-tax	(29)	(183)	(34)
Unallocated corporate costs(b)	(54)	(59)	(58)
General unallocated income (expense)(c)	22	1	—
Less: Equity in earnings of affiliated companies, net of tax(d)	5	10	3
Total	$(156)	$(307)	$(144)

(a)
Certain items are items that management does not consider representative of operating segment results and they are, therefore, excluded from Segment EBIT.
(b)
Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
(c)
General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest and dividend income, the profit or loss related to the corporate adjustment for unearned revenue, and unrealized holding gains (losses) for investments.
(d)
Equity in earnings of affiliated companies, net of tax is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes and equity in earnings from affiliated companies.
(6)
Unallocated and Other assets include cash, marketable securities, cost investments, income taxes receivable, deferred taxes, headquarters’ assets and current and non-current assets held for sale.
(7)
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

Geographic Information

Revenues from external customers attributable to an individual country, other than the U.S. and China, were not material for disclosure. Revenues from external customers by individual country are summarized as follows:

	Years Ended September 30
	2023	2022	2021
	(In millions)
United States	$738	$842	$668
China	972	1,129	858
Other countries	2,221	2,350	1,883
Total	$3,931	$4,321	$3,409

Each of the Company’s segments operates globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenue from external customers by geographic region.

	Year Ended September 30, 2023
	Reinforcement Materials	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$1,046	$379	$—	$1,425
Asia Pacific	995	491	—	1,486
Europe, Middle East and Africa	522	355	—	877
Segment revenues from external customers	2,563	1,225	—	3,788
Unallocated and other				143
Net sales and other operating revenues				$3,931

	Year Ended September 30, 2022
	Reinforcement Materials(1)	Performance Chemicals(1)	Purification Solutions	Consolidated Total
	(In millions)
Americas	$1,072	$419	$43	$1,534
Asia Pacific	1,049	567	14	1,630
Europe, Middle East and Africa	552	402	40	994
Segment revenues from external customers	2,673	1,388	97	4,158
Unallocated and other				163
Net sales and other operating revenues				$4,321
(1)
Beginning in fiscal 2023, the Company began allocating energy center revenue to the applicable segment’s revenue. The Company recast prior period financial information to conform to the new presentation.

	Year Ended September 30, 2021
	Reinforcement Materials(1)	Performance Chemicals(1)	Purification Solutions	Consolidated Total
	(In millions)
Americas	$708	$311	$110	$1,129
Asia Pacific	777	489	34	$1,300
Europe, Middle East and Africa	353	356	113	822
Segment revenues from external customers	1,838	1,156	257	3,251
Unallocated and other				158
Net sales and other operating revenues				$3,409
(1)
Beginning in fiscal 2023, the Company began allocating energy center revenue to the applicable segment’s revenue. The Company recast prior period financial information to conform to the new presentation.

Property, plant and equipment attributable to an individual country, other than the U.S. and China, were not material for disclosure. Property, plant and equipment information by individual country is summarized as follows:

	Years Ended September 30
	2023	2022
	(In millions)
United States	$588	$524
China	356	333
Other countries	468	413
Total	$1,412	$1,270

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Commitments and Contingencies — CWP Respirator Liabilities — Refer to Note S to the consolidated financial statements

Critical Audit Matter Description

The Company has exposure in connection with a safety respiratory products business previously owned by one of its subsidiaries. The respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis (“CWP”).

We identified CWP respirator liabilities, which are part of the total respirator liabilities, as a critical audit matter because there is significant uncertainty related to the number of future claims and the estimate of the cost to resolve pending and future claims. Audit procedures around CWP respirator liabilities required a high degree of auditor judgment and an increased extent of effort and specialized skill, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to respirator liabilities included the following, among others:

•
We tested the effectiveness of controls over management’s review of the calculation of the CWP respirator liabilities, including the work performed by the Company’s tort liability consultants, and the assumptions and data utilized in the calculation.
•
We evaluated the method and assumptions used by management to estimate the CWP respirator liabilities by utilizing our actuarial specialists to assist with the calculation of an independent estimate of the CWP respirator liabilities, and comparing our estimate to the Company’s estimate.

•
We assessed the appropriateness of the disclosures in the financial statements.

Income Taxes – Domestic Deferred Tax Assets – Refer to Note Q to the consolidated financial statements

Critical Audit Matter Description

The Company determines deferred income taxes based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is established for deferred taxes when it is more likely than not that all or a portion of the deferred tax assets will not be realized, which is dependent upon the generation of future taxable income of applicable character.

During 2023 the Company reversed a portion of the valuation allowance that was recorded against its domestic net deferred tax assets. This reversal resulted in a non-cash income tax benefit of $152 million.

We identified the evaluation of the realizability of domestic net deferred tax assets, which are part of total net deferred tax assets, as a critical audit matter because performing audit procedures on the Company’s assessment of recoverability of domestic deferred tax assets required increased extent of effort and specialized skill, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the realizability of the Company's domestic deferred tax assets included the following, among others:

•
We tested the effectiveness of controls over management's domestic deferred tax asset realizability assessment.
•
We evaluated the method and assumptions used by management to evaluate realizability of domestic net deferred tax assets by utilizing our income tax specialists to assist with the calculation of an independent estimate of the amount of domestic deferred tax assets that is recoverable, and comparing our estimate to the Company’s estimate.
•
We assessed the appropriateness of the disclosures in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 22, 2023

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 22, 2023, expressed an unqualified opinion on those financial statements.

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

November 22, 2023

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based on that evaluation, Cabot’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2023.

Cabot’s internal control over financial reporting as of September 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(b). During our fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

The other information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

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

3(b)

The By-laws of Cabot Corporation as amended May 11, 2023 (incorporated herein by reference to Exhibit 3.2 of Cabot’s Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, file reference 1-5667, filed with the SEC on August 8, 2023).

4(a)

Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”)(incorporated herein by reference to Exhibit 4(a)(i) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017, file reference 1-5667, filed with the SEC on November 22, 2017).

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

Exhibit Number	Description

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

10(a)(i)

Amendment No. 1, dated as of April 21, 2023, to Credit Agreement dated as of August 6, 2021, by and among Cabot Corporation, the designated borrowers, the lenders party thereto, and the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, file reference 1-5667, filed with the SEC on August 8, 2023).

10(a)(ii)

Amendment No. 2, dated as of July 27, 2023, to Credit Agreement dated as of August 6, 2021, by and among Cabot Corporation, the designated borrowers, the lenders party thereto, and the Administrative Agent (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, file reference 1-5667, filed with the SEC on August 8, 2023).

10(a)(iii)†

Amendment No. 3, dated as of October 4, 2023, to Credit Agreement dated as of August 6, 2021, by and among Cabot Corporation, the designated borrowers, the lenders party thereto, and the Administrative Agent.

10(b)

Credit Agreement, dated as of May 18, 2023, among certain subsidiaries of Cabot Corporation, guaranteed by Cabot Corporation, PNC Bank, National Association, ING Bank. N.V., Dublin branch, U.S. Bank National Association, and Mizuho Bank, Ltd. (incorporated herein by reference to Exhibit 10.3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, file reference 1-5667, filed with the SEC on August 8, 2023).

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

10(e)*

Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(e) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2018, file reference 1-5667, filed with the SEC on November 21, 2018).

10(f)*

Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(f) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2018, file reference 1-5667, filed with the SEC on November 21, 2018).

10(g)*

Form of Stock Option Award Certificate under the Cabot Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(g) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2018, file reference 1-5667, filed with the SEC on November 21, 2018).

10(h)*†

Form of Amendment of outstanding Time-Based Restricted Stock Units, Performance-Based Restricted Stock Units and Stock Options issued under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan.

10(i)*†	Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan.

10(j)*†	Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan.

10(k)*†	Form of Stock Option Award Certificate under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan.

10(l)*

Cabot Corporation Deferred Compensation and Supplemental Retirement Plan, amended and restated January 1, 2014 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, file reference 1-5667, filed with the SEC on February 6, 2014).

10(m)*

Cabot Corporation Non-Employee Directors’ Deferral Plan, amended and restated January 1, 2014 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, file reference 1-5667, filed with the SEC on February 6, 2014).

10(n)*

Offer Letter dated February 12, 2021, between Cabot Corporation and Jeff Zhu, as amended by letter agreement dated February 4, 2021 (incorporated by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020, file reference 1-5667, filed with the SEC on February 5, 2021).

10(o)*

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10(k) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2022, file reference 1-5667, filed with the SEC on November 23, 2022).

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 22, 2023
Sean D. Keohane	Chief Executive Officer

/s/ ERICA MCLAUGHLIN	Executive Vice President and	November 22, 2023
Erica McLaughlin	Chief Financial Officer
(principal financial officer)

/s/ LISA M. DUMONT	Vice President and Controller	November 22, 2023
Lisa M. Dumont	(principal accounting officer)

/s/ MICHAEL M. MORROW	Director, Non-Executive	November 22, 2023
Michael M. Morrow	Chair of the Board

/s/ CYNTHIA A. ARNOLD	Director	November 22, 2023
Cynthia A. Arnold

/s/ DOUGLAS DEL GROSSO	Director	November 22, 2023
Douglas Del Grosso

/s/ JUAN ENRIQUEZ	Director	November 22, 2023
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 22, 2023
William C. Kirby

/s/ RAFFIQ NATHOO	Director	November 22, 2023
Raffiq Nathoo

/s/ SUE H. RATAJ	Director	November 22, 2023
Sue H. Rataj

/s/ MICHELLE E. WILLIAMS	Director	November 22, 2023
Michelle E. Williams

/s/ FRANK A. WILSON	Director	November 22, 2023
Frank A. Wilson

/s/ MATTHIAS L. WOLFGRUBER	Director	November 22, 2023
Matthias L. Wolfgruber

/s/ CHRISTINE Y. YAN	Director	November 22, 2023
Christine Y. Yan