Form 10-Q
period 2023-12-31
CABOT CORP
filed 2024-02-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5667

Cabot Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2271897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Seaport Lane, Suite 1400 Boston, Massachusetts	02210-2019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 345-0100

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	CBT	The New York Stock Exchange

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

The Company had 55,430,710 shares of common stock, $1.00 par value per share, outstanding as of February 6, 2024.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2023	2022
	(In millions, except per share amounts)
Net sales and other operating revenues	$958	$965
Cost of sales	740	784
Gross profit	218	181
Selling and administrative expenses	67	60
Research and technical expenses	15	13
Loss on sale of business	—	3
Income (loss) from operations	136	105
Interest and dividend income	9	6
Interest expense	(22)	(22)
Other income (expense)	(29)	(5)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	94	84
(Provision) benefit for income taxes	(34)	(20)
Equity in earnings of affiliated companies, net of tax	1	2
Net income (loss)	61	66
Net income (loss) attributable to noncontrolling interests, net of tax	11	12
Net income (loss) attributable to Cabot Corporation	$50	$54

Weighted-average common shares outstanding:
Basic	55.3	56.3
Diluted	55.8	56.7

Earnings (loss) per common share:
Basic	$0.88	$0.94
Diluted	$0.88	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended December 31
	2023	2022
	(In millions)
Net income (loss)	$61	$66
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	62	88
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)
Other comprehensive income (loss), net of tax of $ 1 and $ —	61	87
Comprehensive income (loss)	122	153
Net income (loss) attributable to noncontrolling interests, net of tax	11	12
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	4	6
Comprehensive income (loss) attributable to noncontrolling interests	15	18
Comprehensive income (loss) attributable to Cabot Corporation	$107	$135

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2023	September 30, 2023
	(In millions)
Current assets:
Cash and cash equivalents	$244	$238
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $2	726	695
Inventories:
Raw materials	154	148
Finished goods	398	374
Other	65	63
Total inventories	617	585
Prepaid expenses and other current assets	105	108
Total current assets	1,692	1,626
Property, plant and equipment	3,936	3,827
Accumulated depreciation	(2,492)	(2,415)
Net property, plant and equipment	1,444	1,412
Goodwill	138	134
Equity affiliates	21	20
Intangible assets, net	61	60
Deferred income taxes	166	180
Other assets	173	172
Total assets	$3,695	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2023	September 30, 2023
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$206	$174
Accounts payable and accrued liabilities	585	600
Income taxes payable	31	40
Current portion of long-term debt	8	8
Total current liabilities	830	822
Long-term debt	1,098	1,094
Deferred income taxes	51	50
Other liabilities	241	231
Contingencies (Note E)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 55,560,648 and 55,379,636 shares, Outstanding: 55,424,816 and 55,243,804 shares	55	55
Less cost of 135,832 and 135,832 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,582	1,574
Accumulated other comprehensive income (loss)	(305)	(362)
Total Cabot Corporation stockholders' equity	1,329	1,264
Noncontrolling interests	146	143
Total stockholders' equity	1,475	1,407
Total liabilities and stockholders' equity	$3,695	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2023	2022
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$61	$66
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	41	35
Loss on sale of business	—	3
Gain on sale of land	—	(1)
Deferred tax provision (benefit)	7	—
Equity in earnings of affiliated companies	(1)	(2)
Share-based compensation	6	6
Other non-cash (income) expense	37	(4)
Cash dividends received from equity affiliates	1	2
Changes in assets and liabilities:
Accounts and notes receivable	(7)	80
Inventories	(19)	(14)
Prepaid expenses and other assets	(2)	(12)
Accounts payable and accrued liabilities	(20)	(100)
Income taxes payable	(10)	(10)
Other liabilities	11	3
Cash provided by (used in) operating activities	105	52
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(54)	(35)
Proceeds from sale of land	—	7
Proceeds from sale of business	—	6
Other	—	5
Cash provided by (used in) investing activities	(54)	(17)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	11
Proceeds from issuance (repayments) of commercial paper, net	32	(48)
Repayments of long-term debt	(1)	(6)
Purchases of common stock	(33)	(17)
Proceeds from sales of common stock	7	3
Cash dividends paid to noncontrolling interests	(12)	(14)
Cash dividends paid to common stockholders	(22)	(21)
Cash provided by (used in) financing activities	(29)	(92)
Effects of exchange rate changes on cash	(16)	41
Increase (decrease) in cash and cash equivalents	6	(16)
Cash and cash equivalents at beginning of period	238	206
Cash and cash equivalents at end of period	$244	$190

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2023	55,244	$52	$—	$1,574	$(362)	$1,264	$143	$1,407
Net income (loss)				50		50	11	61
Total other comprehensive income (loss)					57	57	4	61
Cash dividends paid:
Common stock, $0.40 per share				(22)		(22)		(22)
Cash dividends declared to noncontrolling interests						—	(12)	(12)
Issuance of stock under equity compensation plans	441	—	7			7		7
Share-based compensation			6			6		6
Purchase and retirement of common stock	(260)	—	(13)	(20)		(33)		(33)
Balance at December 31, 2023	55,425	$52	$-	$1,582	$(305)	$1,329	$146	$1,475

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2022	56,249	$52	$1	$1,284	$(439)	$898	$134	$1,032
Net income (loss)				54		54	12	66
Total other comprehensive income (loss)					81	81	6	87
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—	(2)	(2)
Issuance of stock under equity compensation plans	309	1	2			3		3
Share-based compensation			11			11		11
Purchase and retirement of common stock	(242)	—	(14)	(3)		(17)		(17)
Balance at December 31, 2022	56,316	$53	$—	$1,314	$(358)	$1,009	$150	$1,159

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

UNAUDITED

A. Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly-owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2023 (the “2023 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2023 and 2022. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Full detail on the Company’s significant accounting policies may be obtained by referring to Note A in the 2023 10-K.

Argentina Devaluation

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During the three months ended December 31, 2023, the Company recorded foreign exchange losses of $40 million related to the revaluation of non-functional currency denominated monetary asset and liability balances, of which $33 million related to a single devaluation action by the newly elected Argentine government. The Company invests cash in money market funds and recorded investment income of $12 million for the three months ended December 31, 2023. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

Recently Adopted Accounting Standards

In November 2022, the FASB issued a new standard on the disclosure of supplier financing programs. The new standard requires qualitative and quantitative disclosures as to the nature and potential magnitude of such programs in addition to program activity and changes for the periods presented. The Company adopted this standard on October 1, 2023. See Note J for disclosures related to the Company's supplier financing programs. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued a new standard, Improvement to Reportable Segment Disclosures. The new guidance enhances the disclosure of significant reportable segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued a new standard, Improvements to Income Tax Disclosures. The new guidance requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

C. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the three months ended December 31, 2023 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2023	$51	$83	$134
Foreign currency impact	2	2	4
Balance at December 31, 2023	$53	$85	$138

The following table provides information regarding the Company’s intangible assets:

	December 31, 2023			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$35	$(11)	24	$34	$(10)	$24
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	67	(31)	36	65	(30)	35
Total intangible assets	$104	$(43)	$61	$101	$(41)	$60

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $1 million for both the three months ended December 31, 2023 and 2022. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

D. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2023, attributable to Cabot Corporation	$(353)	$(9)	$(362)
Other comprehensive income (loss) before reclassifications	62	—	62
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at December 31, 2023, attributable to Cabot Corporation	$(296)	$(9)	$(305)

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2022, attributable to Cabot Corporation	$(429)	$(10)	$(439)
Other comprehensive income (loss) before reclassifications	88	—	88
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	6	—	6
Balance at December 31, 2022, attributable to Cabot Corporation	$(348)	$(10)	$(358)

For both the three months ended December 31, 2023 and 2022, the Company reclassified $1 million of gain associated with net investment hedges out of AOCI and into interest expense on the Consolidated Statements of Operations.

E. Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2023 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2023 10-K, the “Payor Group”).

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $38 million at both December 31, 2023 and September 30, 2023.

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

F. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2023	2022
	(Dollars in millions)
(Provision) benefit for income taxes	$(34)	$(20)
Effective tax rate	36%	24%

For the three months ended December 31, 2023 and 2022, the (Provision) benefit for income taxes included a net discrete tax expense of $7 million and $3 million, respectively.

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

Valuation allowances are provided against the future tax benefits that arise from the deferred tax assets in jurisdictions for which the Company expects that no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2022 tax years generally remain subject to examination by the IRS and various tax years from 2016 through 2022 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2022 remain subject to examination by their respective tax authorities.

During each of the three months ended December 31, 2023 and 2022, Cabot released uncertain tax positions of $1 million due to the expiration of statutes of limitations in various jurisdictions.

G. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2023	2022
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$50	$54
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	1
Earnings (loss) allocated to common stockholders (numerator)	$49	$53

Weighted average common shares and participating securities outstanding	56.4	57.6
Less: Participating securities(1)	1.1	1.3
Adjusted weighted average common shares (denominator)	55.3	56.3

Earnings (loss) per common share - basic:	$0.88	$0.94

Diluted EPS:
Earnings (loss) allocated to common stockholders	$49	$53
Plus: Earnings allocated to participating securities	1	1
Less: Adjusted earnings allocated to participating securities(2)	1	1
Earnings (loss) allocated to common stockholders (numerator)	$49	$53

Adjusted weighted average common shares outstanding	55.3	56.3
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.4
Adjusted weighted average common shares (denominator)	55.8	56.7

Earnings (loss) per common share - diluted:	$0.88	$0.93

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating stockholders. Undistributed earnings are allocated to common and participating stockholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2023	2022
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$50	$54
Less: Dividends declared on common stock	22	21
Less: Dividends declared on participating securities	—	—
Undistributed earnings (loss)	$28	$33

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$27	$32
Undistributed earnings allocated to participating stockholders	1	1
Undistributed earnings (loss)	$28	$33

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three months ended December 31, 2023 and 2022, 330,331 and 86,782 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

H. Restructuring

2024 Reorganizations

During the first quarter of fiscal 2024, the Company initiated restructuring activities in both its Reinforcement Materials segment (“RM Plan”) and its Performance Chemicals segment (“PC Plan”).

Under the RM Plan, the Company will close its reinforcing carbons unit at the facility in Tianjin, China that the Company acquired from Tokai Carbon Group in February 2022. The Company expects to consolidate reinforcing carbons operations and reduce ongoing operational costs. During the three months ended December 31, 2023, the Company recorded charges of $2 million for severance related costs and $6 million for accelerated depreciation as part of the RM Plan. The Company expects to record additional restructuring charges of $1 million related to the RM Plan during the remainder of fiscal 2024.

Under the PC Plan, the Company will temporarily idle its aerogel manufacturing plant in Frankfurt, Germany and reorganize certain positions within the Performance Chemicals segment to reduce operating costs. While the Frankfurt facility is idled, the Company expects to reduce inventory levels at that facility as the Company continues its efforts to commercialize aerogel for use in thermal insulation for electric vehicles. During the three months ended December 31, 2023, the Company recorded charges of $1 million for severance related costs as part of the PC Plan. The Company expects to record additional restructuring charges of $3 million related to the PC Plan during the remainder of fiscal 2024.

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022 as follows:

	Three Months Ended December 31
	2023	2022
	(In millions)
Cost of sales	$9	$—
Total	$9	$—

Details of all restructuring activities and the related reserves during the three months ended December 31, 2023 were as follows:

	Severance and Employee Benefits	Accelerated Depreciation on Assets	Total
	(In millions)
Reserve at September 30, 2023	$—	$—	$—
Charges	3	6	9
Cost charged against assets	—	(6)	(6)
Cash paid	(1)	—	(1)
Reserve at December 31, 2023	$2	$—	$2

Cabot’s severance and employee benefit reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2024 or 2023.

At December 31, 2023 and September 30, 2023, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At December 31, 2023 and September 30, 2023, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At December 31, 2023 the fair value of these derivatives was a net asset of $4 million and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. At September 30, 2023, the fair value of these derivatives was an asset of $12 million and was included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At December 31, 2023 and September 30, 2023, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million and $8 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.09 billion and $1.08 billion, respectively, as of December 31, 2023 and 1.08 billion and 1.04 billion, respectively, as of September 30, 2023. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

J. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $17 million at both December 31, 2023 and September 30, 2023 and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

K. Financial Information by Segment

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

Income (loss) before income taxes (“Segment EBIT”) is presented for each reportable segment in the table below. Segment EBIT excludes Interest expense, General unallocated income (expense), Unallocated corporate costs and Certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, royalties, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended December 31, 2023
Revenues from external customers(2)	$641	$285	$926	$32	$958
Income (loss) before income taxes(3)	$129	$34	$163	$(69)	$94

Three Months Ended December 31, 2022
Revenues from external customers(2)	$643	$286	$929	$36	$965
Income (loss) before income taxes(3)	$94	$29	$123	$(39)	$84

(1)
Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.
(2)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other reflects external shipping and handling fees, royalties, the impact of unearned revenue, discounting charges for certain Notes receivable, and other by-product revenue. Details are provided in the table below:

	Three Months Ended December 31
	2023	2022
	(In millions)
Shipping and handling fees	$30	$33
Other	2	3
Total	$32	$36

(3)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2023	2022
	(In millions)
Interest expense	$(22)	$(22)
Certain items(a)
Argentina controlled currency devaluation loss (Note B)	(33)	—
Global restructuring activities (Note H)	(9)	—
Gain on sale of land	—	1
Loss on sale of business	—	(3)
Legal and environmental matters and reserves	—	(1)
Acquisition and integration-related charges	—	(1)
Total certain items	(42)	(4)
Unallocated corporate costs(b)	(17)	(15)
General unallocated income (expense)(c)	13	4
Less: Equity in earnings of affiliated companies, net of tax(d)	1	2
Total	$(69)	$(39)

(a)
Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.
(b)
Unallocated corporate costs are costs that are not controlled by the segments and primarily benefit corporate interests.
(c)
General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, Interest and dividend income, the profit or loss related to the corporate adjustment for unearned revenue and unrealized holding gains (losses) for investments. This does not include items of income or expense that are separately treated as Certain items.
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

	Three Months Ended December 31, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$254	$88	$342
Asia Pacific	260	120	380
Europe, Middle East and Africa	127	77	204
Segment revenues from external customers	641	285	926
Unallocated and other			32
Net sales and other operating revenues			$958

	Three Months Ended December 31, 2022
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$241	$89	$330
Asia Pacific	273	126	399
Europe, Middle East and Africa	129	71	200
Segment revenues from external customers	643	286	929
Unallocated and other			36
Net sales and other operating revenues			$965

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

Our discussion under the heading “(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion and reconciliation of our “effective tax rate” and our “operating tax rate” for the periods presented, as well as management’s projection of our operating tax rate range for the next fiscal year. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. The operating tax rate is calculated based upon management's forecast of the annual operating tax rate for the fiscal year applied to adjusted pre-tax earnings. The operating tax rate excludes income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions. The income tax (expense) benefit on certain items is determined using the applicable rates in the taxing jurisdictions in which the certain items occurred and includes both current and deferred income tax (expense) benefit based on the nature of the certain items. Discrete tax items include, but are not limited to, changes in valuation allowance, uncertain tax positions, and other tax items, such as the tax impact of legislative changes and tax accruals on historic earnings due to changes in indefinite reinvestment assertions. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “First Quarter of Fiscal 2024 versus First Quarter of Fiscal 2023—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “First quarter of Fiscal 2024 versus First quarter of Fiscal 2023—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) from operations before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses such as certain corporate salaries and headquarter expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we have excluded from

Total segment EBIT, as applicable, but that are included in our GAAP Income (loss) from operations before income taxes and equity in earnings of affiliated companies, as applicable, are described below.

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
•
Gain realized on the sale of land.
•
Argentina controlled currency devaluation loss related to the foreign exchange loss from government-controlled currency devaluations on our net monetary assets denominated in the Argentine peso.

Overview

During the first quarter of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the first quarter of fiscal 2023. The increase was driven by higher earnings in our Reinforcement Materials and Performance Chemicals segments and increased investment income in Argentina partially offset by foreign exchange losses primarily in Argentina.

First quarter of Fiscal 2024 versus First quarter of Fiscal 2023—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2023	2022
	(In millions)
Net sales and other operating revenues	$958	$965
Gross profit	$218	$181

The $7 million decrease in Net sales and other operating revenues in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was driven by unfavorable price and product mix (combined $48 million) across our Reinforcement Materials and Performance Chemicals segments driven by the pass through of lower raw material costs, partially offset by higher volumes ($35 million).

Gross profit increased by $37 million in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The increase was primarily due to higher volumes and higher unit margins within the Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended December 31
	2023	2022
	(In millions)
Selling and administrative expenses	$67	$60

Selling and administrative expenses increased by $7 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to an increase in the incentive compensation expense.

Research and Technical Expenses

	Three Months Ended December 31
	2023	2022
	(In millions)
Research and technical expenses	$15	$13

Research and technical expenses increased by $2 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023.

Loss on Sale of Business

	Three Months Ended December 31
	2023	2022
	(In millions)
Loss on sale of business	$—	$3

There was no Loss on sale of business in the first quarter of fiscal 2024. Previously reported Loss on sale of business in fiscal 2023 is associated with the fiscal 2022 divesture of the Purification Solutions business.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2023	2022
	(In millions)
Interest and dividend income	$9	$6
Interest expense	$(22)	$(22)
Other income (expense)	$(29)	$(5)

Interest and dividend income increased by $3 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to higher interest rates.

Interest expense remained flat in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to lower commercial paper balances, offset by higher rates.

Other expense increased by $24 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to foreign currency losses on the revaluation of our Argentine peso monetary assets and liability balances ($40 million), partially offset by investment income ($12 million) on our cash and cash equivalent balances in Argentina.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2023		2022
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(34)	36%	$(20)	24%
Less: Non-GAAP tax adjustments(1)	4		1
Operating tax rate	$(38)	28%	$(21)	25%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended December 31, 2023, the (Provision) benefit for income taxes was a provision of $34 million compared to a $20 million provision for the three months ended December 31, 2022, with the change primarily due to higher earnings in the current period. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2024, the Company expects the Operating tax rate to be in the range of 28% to 30%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2023	2022
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$2
Net income (loss) attributable to noncontrolling interests, net of tax	$11	$12

Equity in earnings of affiliated companies, net of tax, decreased by $1 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to lower profitability at our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $1 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023.

Net Income Attributable to Cabot Corporation

In the first quarter fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $50 million, or $0.88 per diluted common share. This compares to Net income (loss) attributable to Cabot Corporation of $54 million, or $0.93 per diluted common share, in the first quarter of fiscal 2023. The lower net income in the first quarter of fiscal 2024 compared with the same period in fiscal 2023 is primarily due to higher foreign currency losses of $40 million in Argentina, a higher provision for income taxes of $14 million, partially offset by higher Total segment EBIT of $40 million and higher General unallocated income of $9 million.

First quarter of Fiscal 2024 versus First quarter of Fiscal 2023—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items and Total segment EBIT for the three months ended December 31, 2023 and 2022 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note K of our Notes to the Consolidated Financial Statements.

	Three Months Ended December 31
	2023	2022
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$94	$84
Less: Certain items	(42)	(4)
Less: Other unallocated items	(27)	(35)
Total segment EBIT	$163	$123

In the first quarter of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $10 million and Total segment EBIT increased by $40 million. The increase in Income (loss) before income taxes and equity in earnings of affiliated companies was largely driven by higher Total segment EBIT partially offset by higher foreign currency losses in Argentina. Total segment EBIT was driven by higher volumes in both the Reinforcement Materials and Performance Chemicals segments (combined $13 million) and higher pricing and improved product mix, net of costs in Reinforcement Materials ($28 million).

Certain Items

Details of the certain items for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31
	2023	2022
	(In millions)
Argentina controlled currency devaluation loss (Note B)	$(33)	$—
Global restructuring activities (Note H)	(9)	—
Gain on sale of land	—	1
Loss on sale of business	—	(3)
Legal and environmental matters and reserves	—	(1)
Acquisition and integration-related charges	—	(1)
Total certain items	$(42)	$(4)

Other Unallocated Items

	Three Months Ended December 31
	2023	2022
	(In millions)
Interest expense	$(22)	$(22)
Unallocated corporate costs	(17)	(15)
General unallocated income (expense)	13	4
Less: Equity in earnings of affiliated companies, net of tax	1	2
Total other unallocated items	$(27)	$(35)

Total Other unallocated items increased by $8 million due to higher General unallocated income (expense) resulting from higher investment income on our cash and cash equivalent balances in Argentina.

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest and dividend income, the profit or loss related to the corporate adjustment for unearned revenue and unrealized holding gains (losses) for investments. General unallocated income (expense) does not include items of income or expense that are separately treated as Certain items.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2024 and 2023 were as follows:

	Three Months Ended December 31
	2023	2022
	(In millions)
Reinforcement Materials Sales	$641	$643
Reinforcement Materials EBIT	$129	$94

Sales in Reinforcement Materials decreased by $2 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to less favorable price and product mix (combined $27 million), partially offset by higher volumes ($16 million) and the favorable impact from foreign currency translation ($9 million). The less favorable price and product mix was primarily due to lower raw material costs in China that are generally passed through to our customers and were partially offset by favorable price and product mix in the 2023 calendar year customer agreements. The higher volumes in the first quarter of fiscal 2024 were driven by higher volumes in Europe and Asia.

EBIT in Reinforcement Materials in the first quarter of fiscal 2024 increased by $35 million compared to the same period of fiscal 2023. During the first quarter of fiscal 2024, the segment had higher unit margins, net of costs ($28 million) and higher volumes ($5 million). The higher unit margins in the first quarter of fiscal 2024 were primarily driven by favorable pricing and product mix in the 2023 calendar year customer agreements. The higher volumes were driven by higher volumes in Europe and Asia. The higher costs were primarily driven by higher selling and administrative expense.

As we look to the second quarter of the fiscal year, we expect the Reinforcement Materials EBIT to improve sequentially due to higher pricing and product mix related to the outcome of negotiations on our calendar year 2024 customer agreements and modestly higher sequential volumes.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2024 and 2023 were as follows:

	Three Months Ended December 31
	2023	2022
	(In millions)
Performance Chemicals Sales	$285	$286
Performance Chemicals EBIT	$34	$29

Sales in Performance Chemicals decreased by $1 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to less favorable price and product mix (combined $22 million), partially offset by higher volumes ($19 million) and the favorable impact from foreign currency translation ($3 million). The less favorable price and product mix was primarily due to lower raw material costs that are generally passed through to our customers in our specialty carbons product line.

The higher volumes in the first quarter of fiscal 2024 were primarily in our specialty carbons, specialty compounds and fumed metal oxides product lines.

EBIT in Performance Chemicals increased by $5 million in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 primarily due to higher volumes ($7 million). The higher volumes in the first quarter of fiscal 2024 were primarily in our specialty carbons, specialty compounds and fumed metal oxides product lines.

As we look ahead to the second quarter of the fiscal year, we expect seasonally higher volumes will be more than offset by higher fixed costs, including higher costs associated with maintenance activities and the reduction of inventory levels.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $14 million during the first three months of fiscal 2024, which was largely due to a higher outstanding commercial paper balance at the end of the period. As of December 31, 2023, we had cash and cash equivalents of $244 million and borrowing availability under our revolving credit agreements of $1.0 billion. We have access to borrowings under the following two credit agreements:

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

As of December 31, 2023, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. We generally use a combination of U.S. earnings, repatriation of certain foreign earnings, commercial paper issuances and borrowings under our U.S. Credit Agreement to meet our U.S. cash needs. With the exception of Argentina, which has currency controls that prevent the distribution of cash, we are generally able to move cash throughout the Company through our cash pooling structures, intercompany accounts and/or distributions, as needed. Although we repatriate certain foreign earnings, cash held by foreign subsidiaries is generally considered permanently reinvested and is used to finance the subsidiaries’ operational activities and future investments. We usually reduce our commercial paper balance and, if applicable, borrowings under our Credit Agreements, at quarter-end using cash derived from customer collections, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate cash, including cash from China, while paying any withholding or other taxes. Changes in regulations and tax laws in the U.S. or foreign countries could restrict our ability to transfer funds or impose material costs on such transfers.

In addition to the currency controls that prevent the distribution of cash in Argentina, there are also regulations that require that all cash in Argentina be held in Argentine pesos and regulations that place restrictions related to how and when suppliers of imported goods and services into Argentina can be paid. These regulations likely come with increased costs and future regulations could further restrict our operations in Argentina.

As of December 31, 2023, we had $1.0 billion of availability under our Credit Agreements. As of December 31, 2023, we had $124 million of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $205 million of commercial paper outstanding as of December 31, 2023.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $105 million in the first three months of fiscal 2024 compared to $52 million of cash provided by operating activities during the same period of fiscal 2023 primarily due to improved segment EBIT.

Cash provided by operating activities in the first three months of fiscal 2024 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $41 million and foreign exchange losses of $34 million, primarily related to devaluation of the Argentine peso, which was partially offset by an increase in net working capital of $46 million. The increase in net working capital was largely driven by a decrease in Accounts payable and accrued expenses and an increase in Inventories and Accounts and notes receivable.

Cash used by operating activities in the first three months of fiscal 2023 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $35 million, which was partially offset by an increase in net working capital of $34 million. The increase in net working capital was largely driven by a decrease in Accounts payable and accrued expenses, partially offset by a decrease in Accounts receivables.

Cash Flows from Investing Activities

Investing activities consumed $54 million of cash in the first three months of fiscal 2024 compared to $17 million in the first three months of fiscal 2023.

In the first three months of fiscal 2024, investing activities included $54 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion capital projects.

In the first three months of fiscal 2023, investing activities included $35 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion projects, in Performance Chemicals, partially offset by proceeds from the sale of land of $7 million, proceeds from the sale of our Purification Solutions business of $6 million, and proceeds from insurance settlements of $6 million.

Capital expenditures for fiscal 2024 are expected to be between $250 million and $275 million. Our planned capital spending program for fiscal 2024 is for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures.

Cash Flows from Financing Activities

Financing activities consumed $29 million of cash in the first three months of fiscal 2024 compared to $92 million of cash consumed during the same period of fiscal 2023.

In the first three months of fiscal 2024, financing activities primarily consisted of share repurchases of $33 million, dividend payments to stockholders of $22 million, and cash dividends paid to noncontrolling interests of $12 million. These payments were partially offset by net proceeds from commercial paper of $32 million and proceeds from sales of common stock of $7 million from stock option exercises.

In the first three months of fiscal 2023, financing activities primarily consisted of the repayment of commercial paper of $48 million, dividend payments to stockholders of $21 million, share repurchases of $17 million, cash dividends paid to noncontrolling interests of $14 million and repayments of long-term debt of $6 million. These payments were partially offset by proceeds from short-term borrowings of $11 million and proceeds from sales of common stock of $3 million from stock option exercises.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for margins, price and product mix, volumes and operations in our Reinforcement Materials segment, for volumes and inventory levels in our Performance Chemicals segment, inventory levels and commercialization efforts in our Aerogel product line, and for costs in both our Reinforcement Materials and Performance Chemicals segments; the impact and cost of restructuring activities; demand for our products; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending; regulatory developments; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine and the U.S.-China trade relationship; a significant adverse change in a customer relationship or the failure of a customer to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; interest rates, tax rates, currency exchange controls, and fluctuations in foreign currency, such as the recent currency movements in Argentina; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2023 10-K and in our subsequent SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2023 does not differ materially from that discussed under Item 7A of our 2023 10-K.

Item 4. Controls and Procedures

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2023 - October 31, 2023	—	$—	—	2,984,970
November 1, 2023 - November 30, 2023	191,954	$76.74	191,954	2,793,016
December 1, 2023 - December 31, 2023	68,140	$77.33	68,140	2,724,876
Total	260,094		260,094
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
(2)
Total number of shares purchased does not include 167,738 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 3.1

Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit 3.2

The By-laws of Cabot Corporation as amended May 11, 2023 (incorporated herein by reference to Exhibit 3.1 of Cabot Corporation’s Current Report on Form 8-K, file reference 1-5667, filed with the SEC on May 15, 2023).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 8, 2024	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 8, 2024	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President and Controller (Chief Accounting Officer)