Form 10-Q
period 2024-03-31
CABOT CORP
filed 2024-05-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The Company had 55,258,155 shares of common stock, $1.00 par value per share, outstanding as of May 6, 2024.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions, except per share amounts)
Net sales and other operating revenues	$1,019	$1,033	$1,977	$1,998
Cost of sales	773	823	1,513	1,607
Gross profit	246	210	464	391
Selling and administrative expenses	75	66	142	126
Research and technical expenses	15	15	30	28
Loss on sale of business	—	—	—	3
Income (loss) from operations	156	129	292	234
Interest and dividend income	8	9	17	15
Interest expense	(21)	(23)	(43)	(45)
Other income (expense)	(1)	(5)	(30)	(10)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	142	110	236	194
(Provision) benefit for income taxes	(47)	(29)	(81)	(49)
Equity in earnings of affiliated companies, net of tax	2	1	3	3
Net income (loss)	97	82	158	148
Net income (loss) attributable to noncontrolling interests, net of tax	13	7	24	19
Net income (loss) attributable to Cabot Corporation	$84	$75	$134	$129

Weighted-average common shares outstanding:
Basic	55.4	56.3	55.3	56.3
Diluted	55.8	56.8	55.8	56.7

Earnings (loss) per common share:
Basic	$1.50	$1.31	$2.39	$2.24
Diluted	$1.49	$1.29	$2.37	$2.23

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Net income (loss)	$97	$82	$158	$148
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(15)	49	47	137
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(2)	(2)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	1	1	1
Pension and other post-retirement benefit liability adjustments, net of tax	(1)	(1)	(1)	(1)
Other comprehensive income (loss), net of tax (provision) benefit of $ 11, $ —, $ 12 and $ —	(16)	47	45	134
Comprehensive income (loss)	81	129	203	282
Net income (loss) attributable to noncontrolling interests, net of tax	13	7	24	19
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(4)	3	—	9
Comprehensive income (loss) attributable to noncontrolling interests	9	10	24	28
Comprehensive income (loss) attributable to Cabot Corporation	$72	$119	$179	$254

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2024	September 30, 2023
	(In millions)
Current assets:
Cash and cash equivalents	$206	$238
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $2	744	695
Inventories:
Raw materials	127	148
Finished goods	354	374
Other	70	63
Total inventories	551	585
Prepaid expenses and other current assets	104	108
Total current assets	1,605	1,626
Property, plant and equipment	3,909	3,827
Accumulated depreciation	(2,482)	(2,415)
Net property, plant and equipment	1,427	1,412
Goodwill	137	134
Equity affiliates	22	20
Intangible assets, net	59	60
Deferred income taxes	163	180
Other assets	183	172
Total assets	$3,596	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2024	September 30, 2023
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$88	$174
Accounts payable and accrued liabilities	587	600
Income taxes payable	35	40
Current portion of long-term debt	8	8
Total current liabilities	718	822
Long-term debt	1,088	1,094
Deferred income taxes	38	50
Other liabilities	245	231
Contingencies (Note E)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 55,391,349 and 55,379,636 shares, Outstanding: 55,258,040 and 55,243,804 shares	55	55
Less cost of 133,309 and 135,832 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,632	1,574
Accumulated other comprehensive income (loss)	(317)	(362)
Total Cabot Corporation stockholders' equity	1,367	1,264
Noncontrolling interests	140	143
Total stockholders' equity	1,507	1,407
Total liabilities and stockholders' equity	$3,596	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2024	2023
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$158	$148
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	78	71
Loss on sale of business	—	3
Gain on sale of land	—	(1)
Deferred tax provision (benefit)	9	(3)
Equity in earnings of affiliated companies	(3)	(3)
Share-based compensation	13	12
Other non-cash (income) expense	52	(2)
Cash dividends received from equity affiliates	1	2
Changes in assets and liabilities:
Accounts and notes receivable	(43)	108
Inventories	38	72
Prepaid expenses and other assets	(11)	(25)
Accounts payable and accrued liabilities	(20)	(155)
Income taxes payable	(6)	(16)
Other liabilities	15	3
Cash provided by (used in) operating activities	281	214
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(97)	(86)
Proceeds from sale of land	—	7
Proceeds from sale of business	—	6
Other	2	9
Cash provided by (used in) investing activities	(95)	(64)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	14
Proceeds from issuance (repayments) of commercial paper, net	(85)	(105)
Repayments of long-term debt	(9)	(7)
Purchases of common stock	(57)	(33)
Proceeds from sales of common stock	13	4
Cash dividends paid to noncontrolling interests	(12)	(41)
Cash dividends paid to common stockholders	(45)	(42)
Cash provided by (used in) financing activities	(195)	(210)
Effects of exchange rate changes on cash	(23)	59
Increase (decrease) in cash and cash equivalents	(32)	(1)
Cash and cash equivalents at beginning of period	238	206
Cash and cash equivalents at end of period	$206	$205

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2023	55,244	$52	$—	$1,574	$(362)	$1,264	$143	$1,407
Net income (loss)				50		50	11	61
Total other comprehensive income (loss)					57	57	4	61
Cash dividends paid:
Common stock, $0.40 per share				(22)		(22)		(22)
Cash dividends declared to noncontrolling interests						—	(12)	(12)
Issuance of stock under equity compensation plans	441	—	7			7		7
Share-based compensation			6			6		6
Purchase and retirement of common stock	(260)	—	(13)	(20)		(33)		(33)
Balance at December 31, 2023	55,425	$52	$—	$1,582	$(305)	$1,329	$146	$1,475
Net income (loss)				84		84	13	97
Total other comprehensive income (loss)					(12)	(12)	(4)	(16)
Cash dividends paid:
Common stock, $0.40 per share				(23)		(23)		(23)
Cash dividends declared to noncontrolling interests						—	(15)	(15)
Issuance of stock under equity compensation plans	122	—	6			6		6
Share-based compensation			7			7		7
Purchase and retirement of common stock	(289)	—	(13)	(11)		(24)		(24)
Balance at March 31, 2024	55,258	$52	$—	$1,632	$(317)	$1,367	$140	$1,507

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2022	56,249	$52	$1	$1,284	$(439)	$898	$134	$1,032
Net income (loss)				54		54	12	66
Total other comprehensive income (loss)					81	81	6	87
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—	(2)	(2)
Issuance of stock under equity compensation plans	309	1	2			3		3
Share-based compensation			11			11		11
Purchase and retirement of common stock	(242)	—	(14)	(3)		(17)		(17)
Balance at December 31, 2022	56,316	$53	$—	$1,314	$(358)	$1,009	$150	$1,159
Net income (loss)				75		75	7	82
Total other comprehensive income (loss)					44	44	3	47
Cash dividends paid:
Common stock, $0.37 per share				(21)		(21)		(21)
Cash dividends declared to noncontrolling interests						—	(27)	(27)
Issuance of stock under equity compensation plans	29	—	1			1		1
Share-based compensation			7			7		7
Purchase and retirement of common stock	(199)	—	(8)	(8)		(16)		(16)
Balance at March 31, 2023	56,146	$53	$—	$1,360	$(314)	$1,099	$133	$1,232

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2024 and 2023. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Full detail on the Company’s significant accounting policies may be obtained by referring to Note A in the 2023 10-K.

Argentinian Government Actions

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During the three and six months ended March 31, 2024, the Company recorded foreign exchange losses of less than $1 million and $40 million, respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances, of which $33 million related to a single devaluation action in December 2023 by the newly-elected Argentine government. The Company invests cash in money market funds and recorded investment income of $4 million and $16 million, respectively, for the three and six months ended March 31, 2024. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

During the three months ended March 31, 2024, the Company purchased $30 million in BOPREAL bonds (standing for “Bond for the Reconstruction of a Free Argentina” in Spanish), which are U.S. dollar-denominated securities issued by the Central Bank of Argentina, as part of an Argentine government program to settle foreign payables for importers with debts for goods with customs registration and/or services, incurred on or prior to December 12, 2023. The Company subsequently sold the bonds for $22 million and utilized the proceeds to partially repay its foreign payables in Argentina. The purchase and proceeds of BOPREAL bonds are included in the Changes in Prepaid expenses and other assets in the Consolidated Statement of Cash Flows. The $8 million investment loss is included in Other non-cash (income) expense in the Consolidated Statement of Cash Flows and in Other income (expense) in the Consolidated Statement of Operations. In accordance with Argentine government regulations, the Company purchased an additional $8 million of U.S. dollars in April 2024 and utilized the funds to complete the settlement of outstanding foreign payables incurred on or prior to December 12, 2023.

Recently Adopted Accounting Standards

In November 2022, the Financial Accounting Standards Board (“FASB”) issued a new standard on the disclosure of supplier financing programs. The new standard requires qualitative and quantitative disclosures as to the nature and potential magnitude of such programs in addition to program activity and changes for the periods presented. The Company adopted this standard on October 1, 2023. See Note J for disclosures related to the Company's supplier financing programs. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2024, the Securities and Exchange Commission (“SEC”) issued its final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors that requires the Company to provide certain climate-related information. The rule provides a phased-in compliance period and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. In April 2024, the SEC voluntarily stayed its rule pending completion of judicial review by the U.S. Court of Appeals for the Eighth Circuit and, therefore, the timing of the effectiveness of these disclosure requirements is uncertain. The Company is currently monitoring the timing of adoption and evaluating the impact of the potential adoption of this standard on the Company’s Consolidated Financial Statements.

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

C. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the six months ended March 31, 2024 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2023	$51	$83	$134
Foreign currency impact	2	1	3
Balance at March 31, 2024	$53	$84	$137

The following table provides information regarding the Company’s intangible assets:

	March 31, 2024			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$34	$(11)	$23	$34	$(10)	$24
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	68	(33)	35	65	(30)	35
Total intangible assets	$104	$(45)	$59	$101	$(41)	$60

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $2 million for both the three months ended March 31, 2024 and 2023. Amortization expense was $3 million for both the six months ended March 31, 2024 and 2023. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

D. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2023, attributable to Cabot Corporation	$(353)	$(9)	$(362)
Other comprehensive income (loss) before reclassifications	62	—	62
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at December 31, 2023, attributable to Cabot Corporation	$(296)	$(9)	$(305)
Other comprehensive income (loss) before reclassifications	(15)	—	(15)
Amounts reclassified from AOCI	—	(1)	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	(4)
Balance at March 31, 2024, attributable to Cabot Corporation	$(307)	$(10)	$(317)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2022, attributable to Cabot Corporation	$(429)	$(10)	$(439)
Other comprehensive income (loss) before reclassifications	88	—	88
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	6	—	6
Balance at December 31, 2022, attributable to Cabot Corporation	$(348)	$(10)	$(358)
Other comprehensive income (loss) before reclassifications	49	—	49
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2023, attributable to Cabot Corporation	$(303)	$(11)	$(314)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and six months ended March 31, 2024 and 2023 are as follows:

	Affected Line Item in the Consolidated	Three Months Ended March 31		Six Months Ended March 31
	Statements of Operations	2024	2023	2024	2023
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(2)	$(2)	$(3)	$(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	1	1	1	1
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	(1)	(1)	(1)	(1)
Total before tax		$(2)	$(2)	$(3)	$(3)

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $37 million and $38 million at March 31, 2024 and September 30, 2023, respectively.

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

F. Income Tax

Effective Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(Dollars in millions)
(Provision) benefit for income taxes	$(47)	$(29)	$(81)	$(49)
Effective tax rate	33%	26%	34%	25%

For the three and six months ended March 31, 2024, the (Provision) benefit for income taxes included a net discrete tax expense of $8 million and $15 million, respectively. The increase in discrete items during the quarter was driven by additional accruals and corresponding interest of uncertain tax positions. For the three and six months ended March 31, 2023, the (Provision) benefit for income taxes included a net discrete tax benefit of $2 million and a net discrete tax expense of $1 million, respectively.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2022 tax years generally remain subject to examination by the IRS and various tax years from 2018 through 2022 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2023 remain subject to examination by their respective tax authorities.

During each of the three and six months ended March 31, 2024, Cabot released uncertain tax positions of nil and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During each of the three and six months ended March 31, 2023, Cabot released uncertain tax positions of less than $1 million and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

G. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$84	$75	$134	$129
Less: Dividends and dividend equivalents to participating securities	—	1	—	1
Less: Undistributed earnings allocated to participating securities(1)	1	1	2	2
Earnings (loss) allocated to common stockholders (numerator)	$83	$73	$132	$126

Weighted average common shares and participating securities outstanding	56.2	57.6	56.2	57.6
Less: Participating securities(1)	0.8	1.3	0.9	1.3
Adjusted weighted average common shares (denominator)	55.4	56.3	55.3	56.3

Earnings (loss) per common share - basic:	$1.50	$1.31	$2.39	$2.24

Diluted EPS:
Earnings (loss) allocated to common stockholders	$83	$73	$132	$126
Plus: Earnings allocated to participating securities	1	2	2	3
Less: Adjusted earnings allocated to participating securities(2)	1	2	2	3
Earnings (loss) allocated to common stockholders (numerator)	$83	$73	$132	$126

Adjusted weighted average common shares outstanding	55.4	56.3	55.3	56.3
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.5	0.5	0.4
Adjusted weighted average common shares (denominator)	55.8	56.8	55.8	56.7

Earnings (loss) per common share - diluted:	$1.49	$1.29	$2.37	$2.23

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating stockholders. Undistributed earnings are allocated to common and participating stockholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$84	$75	$134	$129
Less: Dividends declared on common stock	23	21	45	42
Less: Dividends declared on participating securities	—	1	—	1
Undistributed earnings (loss)	$61	$53	$89	$86

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$60	$52	$87	$84
Undistributed earnings allocated to participating stockholders	1	1	2	2
Undistributed earnings (loss)	$61	$53	$89	$86

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2024, 281,488 and 244,448 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2023, 156,550 and 121,283 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

H. Restructuring

2024 Reorganizations

During the first quarter of fiscal 2024, the Company initiated restructuring activities in both its Reinforcement Materials segment (“RM Plan”) and its Performance Chemicals segment (“PC Plan”). Under the RM Plan, the Company closed its reinforcing carbons unit at the facility in Tianjin, China that the Company acquired from Tokai Carbon Group in February 2022. The Company consolidated reinforcing carbons operations and reduced ongoing operational costs. Under the PC Plan, the Company has temporarily idled its aerogel manufacturing plant in Frankfurt, Germany and reorganized certain positions within the Performance Chemicals segment to reduce operating costs. While the Frankfurt facility is idled, the Company continues its efforts to commercialize aerogel for use in thermal insulation for electric vehicles. During the three months ended March 31, 2024, the Company recorded charges of $3 million, primarily for severance related costs as part of these plans. During the six months ended March 31, 2024, the Company recorded charges of $12 million, primarily for severance related costs and accelerated depreciation as part of these plans. The Company expects to record additional restructuring charges of $1 million related to these plans during the remainder of fiscal 2024.

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations for the three and six months ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Cost of sales	$2	$—	$11	$—
Selling and administrative expenses	1	—	1	—
Total	$3	$—	$12	$—

Details of all restructuring activities and the related reserves during the three and six months ended March 31, 2024 are as follows:

	Severance and Employee Benefits	Accelerated Depreciation on Assets	Other	Total
	(In millions)
Reserve at September 30, 2023	$—	$—	$—	$—
Charges	3	6	—	9
Cost charged against assets	—	(6)	—	(6)
Cash paid	(1)	—	—	(1)
Reserve at December 31, 2023	$2	$—	$—	$2
Charges	2	—	1	3
Cash paid	(1)	—	—	(1)
Reserve at March 31, 2024	$3	$—	$1	$4

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2024 or 2023.

At March 31, 2024 and September 30, 2023, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At March 31, 2024 and September 30, 2023, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At March 31, 2024 and September 30, 2023, the fair value of these derivatives was a net asset of $7 million and $12 million, respectively, and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At March 31, 2024 and September 30, 2023, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million and $8 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.05 billion, respectively, as of March 31, 2024, and $1.08 billion and $1.04 billion, respectively, as of September 30, 2023. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

J. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $14 million at March 31, 2024, and $17 million at September 30, 2023, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended March 31, 2024
Revenues from external customers(2)	$676	$311	$987	$32	$1,019
Income (loss) before income taxes(3)	$149	$31	$180	$(38)	$142

Three Months Ended March 31, 2023
Revenues from external customers(2)	$672	$326	$998	$35	$1,033
Income (loss) before income taxes(3)	$122	$28	$150	$(40)	$110

Six Months Ended March 31, 2024
Revenues from external customers(2)	$1,317	$596	$1,913	$64	$1,977
Income (loss) before income taxes(3)	$278	$65	$343	$(107)	$236

Six Months Ended March 31, 2023
Revenues from external customers(2)	$1,315	$612	$1,927	$71	$1,998
Income (loss) before income taxes(3)	$216	$57	$273	$(79)	$194

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

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Shipping and handling fees	$32	$36	$62	$69
Other	—	(1)	2	2
Total	$32	$35	$64	$71

(3)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Interest expense	$(21)	$(23)	$(43)	$(45)
Certain items(a)
Argentina controlled currency devaluation and other losses (Note B)	(8)	—	(41)	—
Global restructuring activities (Note H)	(3)	—	(12)	—
Legal and environmental matters and reserves	(1)	(1)	(1)	(2)
Gain on sale of land	—	—	—	1
Loss on sale of business	—	—	—	(3)
Acquisition and integration-related charges	—	—	—	(1)
Other	—	(1)	—	(1)
Total certain items	(12)	(2)	(54)	(6)
Unallocated corporate costs(b)	(18)	(16)	(35)	(31)
General unallocated income (expense)(c)	15	2	28	6
Less: Equity in earnings of affiliated companies, net of tax(d)	2	1	3	3
Total	$(38)	$(40)	$(107)	$(79)

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

	Three Months Ended March 31, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$274	$93	$367
Asia Pacific	255	120	$375
Europe, Middle East and Africa	147	98	245
Segment revenues from external customers	676	311	987
Unallocated and other			32
Net sales and other operating revenues			$1,019

	Three Months Ended March 31, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$280	$100	$380
Asia Pacific	245	123	368
Europe, Middle East and Africa	147	103	250
Segment revenues from external customers	672	326	998
Unallocated and other			35
Net sales and other operating revenues			$1,033

	Six Months Ended March 31, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$528	$181	$709
Asia Pacific	515	240	755
Europe, Middle East and Africa	274	175	449
Segment revenues from external customers	1,317	596	1,913
Unallocated and other			64
Net sales and other operating revenues			$1,977

	Six Months Ended March 31, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$521	$189	$710
Asia Pacific	518	249	767
Europe, Middle East and Africa	276	174	450
Segment revenues from external customers	1,315	612	1,927
Unallocated and other			71
Net sales and other operating revenues			$1,998

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

Our discussion under the heading “Second Quarter of Fiscal 2024 versus Second Quarter of Fiscal 2023—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Second quarter of Fiscal 2024 versus Second quarter of Fiscal 2023—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

•
Argentina controlled currency devaluation loss related to the foreign exchange loss from government-controlled currency devaluations on our net monetary assets denominated in the Argentine peso and investment losses related to the utilization of government bond programs established for the settlement of certain foreign payables.
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

Overview

During the second quarter of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the second quarter of fiscal 2023. The increase was driven by higher earnings in our Reinforcement Materials and Performance Chemicals segments, increased investment income in Argentina and lower foreign exchange losses primarily in Argentina.

Second quarter of Fiscal 2024 versus Second quarter of Fiscal 2023—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Net sales and other operating revenues	$1,019	$1,033	$1,977	$1,998
Gross profit	$246	$210	$464	$391

The $14 million decrease in Net sales and other operating revenues in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 was driven by unfavorable price and product mix (combined $61 million) across our Reinforcement Materials and Performance Chemicals segments driven by lower pricing from the pass through of lower raw material costs, partially offset by higher volumes in both our Reinforcement Materials and Performance Chemicals segments (combined $51 million).

The $21 million decrease in Net sales and other operating revenues in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 was driven by unfavorable price and product mix (combined $110 million) across our Reinforcement Materials and Performance Chemicals segments driven by lower pricing from the pass through of lower raw material costs, partially offset by higher volumes (combined $87 million).

For the three and six months ended March 31, 2024, gross profit increased by $36 million and $73 million, respectively, compared to the same periods of fiscal 2023. The increases were primarily due to higher unit margins and higher volumes within the Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Selling and administrative expenses	$75	$66	$142	$126

Selling and administrative expenses increased by $9 million and $16 million in the second quarter of fiscal 2024 and for the six months ended March 31, 2024, respectively, compared to the same periods of fiscal 2023, primarily due to an increase in the incentive compensation expense.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Research and technical expenses	$15	$15	$30	$28

Research and technical expenses remained flat in the second quarter of fiscal 2024 and increased by $2 million for the six months ended March 31, 2024, compared to the same period of fiscal 2023.

Loss on Sale of Business

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Loss on sale of business	$—	$—	$—	$3

There was no Loss on sale of business in the second quarter of fiscal 2024 or fiscal 2023. Previously reported Loss on sale of business in fiscal 2023 is associated with the fiscal 2022 divesture of the Purification Solutions business.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Interest and dividend income	$8	$9	$17	$15
Interest expense	$(21)	$(23)	$(43)	$(45)
Other income (expense)	$(1)	$(5)	$(30)	$(10)

Interest and dividend income decreased by $1 million in the second quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to lower average balances. Interest and dividend income increased by $2 million for the six months ended March 31, 2024 compared to the same period of fiscal 2023, primarily due to higher interest rates.

Interest expense decreased by $2 million in the three and six months ended March 31, 2024 compared to the same periods of fiscal 2023, primarily due to lower average commercial paper balances, partially offset by higher rates.

Other expense decreased by $4 million in the second quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to lower foreign currency losses on the revaluation of our Argentine peso monetary assets and liability balances ($9 million), and higher investment income ($2 million) on our cash and cash equivalent balances in Argentina and Brazil, partially offset by a loss on the sale of BOPREAL bonds (standing for “Bond for the Reconstruction of a free Argentina” in Spanish) in Argentina ($8 million). Other expense increased by $20 million for the six months ended March 31, 2024, as compared to the same period of fiscal 2023, primarily due to higher foreign currency losses in Argentina including from the impact of the government devaluation of the currency that occurred during the first quarter of fiscal 2024.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31
	2024		2023
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(47)	33%	$(29)	26%
Less: Non-GAAP tax adjustments(1)	(4)		—
Operating tax rate	$(43)	28%	$(29)	25%

	Six Months Ended March 31
	2024		2023
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(81)	34%	$(49)	25%
Less: Non-GAAP tax adjustments(1)	—		1
Operating tax rate	$(81)	28%	$(50)	25%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended March 31, 2024, the (Provision) benefit for income taxes was a provision of $47 million compared to a $29 million provision for the same period in fiscal 2023. For the six months ended March 31, 2024, the (Provision) benefit for income taxes was a provision of $81 million compared to a $49 million provision for the same period in fiscal 2023, primarily due to higher earnings in the current period and additional accruals and corresponding interest of uncertain tax positions. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2024, the Company expects the Operating tax rate to be in the range of 27% to 29%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Equity in earnings of affiliated companies, net of tax	$2	$1	$3	$3
Net income (loss) attributable to noncontrolling interests, net of tax	$13	$7	$24	$19

Equity in earnings of affiliated companies, net of tax, increased by $1 million in the second quarter compared to the same period of fiscal 2023 primarily due to higher profitability at our equity affiliate in Venezuela. Equity in earnings of affiliated companies, net of tax, remained flat for the first six months of fiscal 2024 compared to the same period of fiscal 2023.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $6 million and $5 million in the second quarter and the first six months of fiscal 2024, respectively, compared to the same periods of fiscal 2023, primarily due to higher profitability of our joint ventures in China.

Net Income Attributable to Cabot Corporation

In the second quarter and the first six months of fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $84 million and $134 million, or $1.49 and $2.37 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $75 million and $129 million, or $1.29 and $2.23 per diluted common share, respectively, in the second quarter and the first six months of fiscal 2023. The higher net income in the second quarter of fiscal 2024 compared with the same period in fiscal 2023 is primarily due to higher Total segment EBIT ($30 million) and higher General unallocated income ($13 million) partially offset by a loss on the sale of BOPREAL bonds ($8 million) in Argentina and a higher provision for income taxes ($18 million).

The higher net income in the first six months of fiscal 2024 compared with the same period in fiscal 2023 is primarily due to higher Total segment EBIT ($70 million) and higher General unallocated income ($22 million) partially offset by foreign currency losses and a loss on the sale of BOPREAL bonds ($41 million combined) in Argentina and a higher provision for income taxes ($32 million).

Second quarter of Fiscal 2024 versus Second quarter of Fiscal 2023—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items and Total segment EBIT for the three and six months ended March 31, 2024 and 2023 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note K of our Notes to the Consolidated Financial Statements.

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$142	$110	$236	$194
Less: Certain items	(12)	(2)	(54)	(6)
Less: Other unallocated items	(26)	(38)	(53)	(73)
Total segment EBIT	$180	$150	$343	$273

In the second quarter of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $32 million and Total segment EBIT increased by $30 million. The increase in Income (loss) before income taxes and equity in earnings of affiliated companies was largely driven by higher Total segment EBIT. Total segment EBIT was driven by higher volumes in both the Reinforcement Materials and Performance Chemicals segments (combined $18 million) and higher pricing and improved product mix, net of costs in Reinforcement Materials ($11 million).

In the first six months of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $42 million and Total Segment EBIT increased by $70 million. The increase in Income (loss) before income taxes and equity in earnings of affiliated companies was largely driven by higher Total segment EBIT partially offset by higher foreign currency losses primarily in Argentina. Total segment EBIT was driven by higher pricing and improved product mix, net of costs in Reinforcement Materials ($41 million) and higher volumes in both the Reinforcement Materials and Performance Chemicals segments (combined $31 million).

Certain Items

Details of the certain items for the three and six months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Argentina controlled currency devaluation and other losses (Note B)	$(8)	$—	$(41)	$—
Global restructuring activities (Note H)	(3)	—	(12)	—
Legal and environmental matters and reserves	(1)	(1)	(1)	(2)
Gain on sale of land	—	—	—	1
Loss on sale of business	—	—	—	(3)
Acquisition and integration-related charges	—	—	—	(1)
Other	—	(1)	—	(1)
Total certain items	$(12)	$(2)	$(54)	$(6)

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Interest expense	$(21)	$(23)	$(43)	$(45)
Unallocated corporate costs	(18)	(16)	(35)	(31)
General unallocated income (expense)	15	2	28	6
Less: Equity in earnings of affiliated companies, net of tax	2	1	3	3
Total other unallocated items	$(26)	$(38)	$(53)	$(73)

Total other unallocated items decreased by $12 million and $20 million for the three and six months ended March 31, 2024, respectively, when compared to the same period in fiscal 2023, due to higher General unallocated income (expense) resulting from higher investment income on our cash and cash equivalent balances in Argentina and lower foreign exchange losses primarily in Argentina.

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2024 and 2023 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Reinforcement Materials Sales	$676	$672	$1,317	$1,315
Reinforcement Materials EBIT	$149	$122	$278	$216

Sales in Reinforcement Materials increased by $4 million in the second quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to higher volumes ($41 million) partially offset by less favorable price and product mix ($36 million). The higher volumes in the second quarter of fiscal 2024 were driven by higher volumes in Asia and Europe. The less favorable pricing was driven primarily from lower raw material costs that are generally passed through to our customers.

In the first six months of fiscal 2024, sales in Reinforcement Materials increased by $2 million compared to the first six months of fiscal 2023 primarily due to higher volumes ($57 million), the favorable impact from foreign currency translation ($6 million) and higher by-product revenue ($2 million), partially offset by less favorable price and product mix ($63 million). The higher volumes in the first six months of fiscal 2024 were driven by higher volumes in Asia and Europe. The less favorable pricing was primarily due to lower raw material costs that are generally passed through to our customers.

EBIT in Reinforcement Materials in the second quarter of fiscal 2024 increased by $27 million compared to the same period of fiscal 2023. The increase was driven by higher unit margins, net of costs ($11 million) and higher volumes ($15 million). The higher unit margins in the first quarter of fiscal 2024 were primarily driven by favorable price and product mix in the 2024 calendar year customer agreements. The higher volumes were driven by higher volumes in Asia and Europe.

In the first six months of fiscal 2024, EBIT in Reinforcement Materials increased by $62 million compared to the same period of fiscal 2023. The increase was driven by higher unit margins, net of costs ($41 million) and higher volumes ($20 million). The higher unit margins in the first six months of fiscal 2024 were primarily driven by favorable price and product mix in the 2023 and 2024 calendar year customer agreements. The higher volumes were driven by higher volumes in Asia and Europe.

As we look to the third quarter of the fiscal year, we expect the Reinforcement Materials EBIT to be in line with the second quarter of fiscal 2024 as we expect modest volume improvement to be offset by higher costs associated with plant maintenance.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter and first six months of fiscal 2024 and 2023 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
	(In millions)
Performance Chemicals Sales	$311	$326	$596	$612
Performance Chemicals EBIT	$31	$28	$65	$57

Sales in Performance Chemicals decreased by $15 million in the second quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to less favorable price and product mix ($25 million), partially offset by higher volumes ($10 million). The less favorable pricing was primarily due to lower raw material costs that are generally passed through to our customers. The higher volumes in the second quarter of fiscal 2024 were primarily in our specialty carbons and specialty compounds product lines.

In the first six months of fiscal 2024, sales in Performance Chemicals decreased by $16 million compared to the first six months of fiscal 2023, primarily due to less favorable price and product mix ($47 million), partially offset by higher volumes ($30 million). The less favorable pricing was primarily due to lower raw material costs that are generally passed through to our customers. The higher volumes in the first six months of fiscal 2024 were primarily in our specialty carbons and specialty compounds product lines.

EBIT in Performance Chemicals increased by $3 million in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 primarily due to higher volumes ($3 million). The higher volumes in the second quarter of fiscal 2024 were primarily in our specialty carbons and specialty compounds product lines.

In the first six months of fiscal 2024, EBIT in Performance Chemicals increased by $8 million compared to the same period of fiscal 2023. The increase was driven by higher unit margins, net of costs ($7 million) and higher volumes ($11 million), partially offset by the unfavorable impact of a reduction in inventory levels ($5 million) and the unfavorable impact of foreign currency translation ($4 million).

As we look ahead to the third quarter of the fiscal year, we expect seasonally higher volumes and relatively stable unit margins.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $67 million during the first six months of fiscal 2024, which was largely due to a lower outstanding commercial paper balance at the end of the period. As of March 31, 2024, we had cash and cash equivalents of $206 million and borrowing availability under our revolving credit agreements of $1.1 billion. We have access to borrowings under the following two credit agreements:

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

As of March 31, 2024, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. We generally use a combination of U.S. earnings, repatriation of certain foreign earnings, commercial paper issuances and borrowings under our U.S. Credit Agreement to meet our U.S. cash needs. With the exception of Argentina, which has currency controls that prevent the distribution of cash, we are generally able to move cash throughout the Company through our cash pooling structures, intercompany accounts and/or distributions, as needed. Although we repatriate certain foreign earnings, cash held by foreign subsidiaries is generally considered permanently reinvested and is used to finance the subsidiaries’ operational activities and future investments. We usually reduce our commercial paper balance and, if applicable, borrowings under our Credit Agreements, at quarter-end using cash derived from customer collections, including the utilization of customer supply chain financing programs, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate cash, including cash from China, while paying any withholding or other taxes. Changes in regulations and tax laws in the U.S. or foreign countries could restrict our ability to transfer funds or impose material costs on such transfers.

In addition to the currency controls that prevent the distribution of cash in Argentina, there are also government regulations that require all cash in Argentina to be held in Argentine pesos and regulations that restrict how and when suppliers of imported goods and services into Argentina can be paid. In accordance with government regulations, we purchased and sold at a discount BOPREAL bonds during the second quarter of fiscal 2024 to partially repay imported goods received on or prior to December 12, 2023. The balance of these outstanding payables was paid in April 2024. Current and future imported goods and services will be paid in accordance with new regulations enacted in the latter part of calendar year 2023. Future regulations could impact our ability to pay suppliers for our imported goods and services.

As of March 31, 2024, we had $1.1 billion of availability under our Credit Agreements. As of March 31, 2024, we had $114 million of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $87 million of commercial paper outstanding as of March 31, 2024.

We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from the Credit Agreements and our commercial paper program to meet our operational and capital investment needs and financial obligations for both the next twelve months and the foreseeable future. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $281 million in the first six months of fiscal 2024 compared to $214 million of cash provided by operating activities during the same period of fiscal 2023.

Cash provided by operating activities in the first six months of fiscal 2024 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $78 million and foreign exchange losses of $36 million, primarily related to devaluation of the Argentine peso, which was partially offset by an increase in net working capital of $25 million. The increase in net working capital was largely driven by an increase in Accounts and notes receivable from higher sales volumes, partially offset by a decrease in Inventories and Accounts payable and accrued expenses driven by lower cost of raw materials.

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

Cash Flows from Investing Activities

Investing activities consumed $95 million of cash in the first six months of fiscal 2024 compared to $64 million of cash consumed in the first six months of fiscal 2023.

In the first six months of fiscal 2024, investing activities included $97 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion capital projects.

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

Province of Ontario Regulation 419 Update

As described in Part I, Item 1 of the 2023 10-K under the heading “Safety, Health, Environment, and Sustainability”, under the Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419, a new requirement for sulfur dioxide (“SO2”) emissions went into effect on July 1, 2023 for our reinforcing carbons plant in Sarnia, Ontario. We are out of compliance with the new air standards for SO2 and are in discussions with the MECP on an alternative to this requirement that we expect, in its current form, would require the installation of air pollution controls at the plant by July 1, 2028. To date, this has not restricted our ability to operate our reinforcing carbons plant in Sarnia, Ontario as we are working with the MECP for a solution. We anticipate that we will need to incur significant capital costs for the installation of these new SO2 emissions controls, particularly during the 24-month period prior to the date of installation.

Cash Flows from Financing Activities

Financing activities consumed $195 million of cash in the first six months of fiscal 2024 compared to $210 million of cash consumed during the same period of fiscal 2023.

In the first six months of fiscal 2024, financing activities primarily consisted of net repayment of commercial paper of $85 million, share repurchases of $57 million, dividend payments to stockholders of $45 million, cash dividends paid to noncontrolling interests of $12 million, and repayments of long-term debt of $9 million. These payments were partially offset by proceeds from sales of common stock of $13 million from stock option exercises.

In the first six months of fiscal 2023, financing activities primarily consisted of the repayment of commercial paper of $105 million, dividend payments to stockholders of $42 million, share repurchases of $33 million, cash dividends paid to noncontrolling interests of $41 million and repayments of long-term debt of $7 million. These payments were partially offset by proceeds from short-term borrowings of $14 million and proceeds from sales of common stock of $4 million from stock option exercises.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for earnings, volumes and costs in our Reinforcement Materials segment, and for volumes and unit margins in our Performance Chemicals segment; the impact and cost of restructuring activities; demand for our products; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; regulatory developments, including regulatory compliance costs and potential impact on our operations, including the potential timing for installation of air pollution controls at our plant in Sarnia, Ontario and when we would incur those capital costs; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine and the U.S.-China trade relationship; a significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; interest rates, tax rates, currency exchange controls, and fluctuations in foreign currency, such as the recent currency movements in Argentina; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2023 10-K and in our subsequent SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2024 does not differ materially from that discussed under Item 7A of our 2023 10-K.

Item 4. Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2024 - January 31, 2024	—	$—	—	2,724,876
February 1, 2024 - February 29, 2024	236,700	$81.62	236,700	2,488,176
March 1, 2024 - March 31, 2024	52,000	$86.26	52,000	2,436,176
Total	288,700		288,700
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
(2)
Total number of shares purchased does not include 1,612 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

During our fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 9, 2024	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 9, 2024	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer)