Form 10-Q
period 2024-06-30
CABOT CORP
filed 2024-08-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The Company had 54,823,821 shares of common stock, $1.00 par value per share, outstanding as of August 1, 2024.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions, except per share amounts)
Net sales and other operating revenues	$1,016	$968	$2,993	$2,966
Cost of sales	760	745	2,273	2,352
Gross profit	256	223	720	614
Selling and administrative expenses	68	58	210	184
Research and technical expenses	16	15	46	43
Loss on sale of business	—	—	—	3
Income (loss) from operations	172	150	464	384
Interest and dividend income	8	7	25	22
Interest expense	(19)	(24)	(62)	(69)
Other income (expense)	(3)	(3)	(33)	(13)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	158	130	394	324
(Provision) benefit for income taxes	(40)	(41)	(121)	(90)
Equity in earnings of affiliated companies, net of tax	2	1	5	4
Net income (loss)	120	90	278	238
Net income (loss) attributable to noncontrolling interests, net of tax	11	8	35	27
Net income (loss) attributable to Cabot Corporation	$109	$82	$243	$211

Weighted-average common shares outstanding:
Basic	55.1	56.1	55.3	56.2
Diluted	55.7	56.5	55.8	56.7

Earnings (loss) per common share:
Basic	$1.96	$1.44	$4.34	$3.68
Diluted	$1.94	$1.43	$4.30	$3.65

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Net income (loss)	$120	$90	$278	$238
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(66)	(20)	(19)	117
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(3)	(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	—	2	1
Pension and other post-retirement benefit liability adjustments, net of tax	—	—	(1)	(1)
Other comprehensive income (loss), net of tax (provision) benefit of $ (1), $ —, $ 11 and $ —	(66)	(21)	(21)	113
Comprehensive income (loss)	54	69	257	351
Net income (loss) attributable to noncontrolling interests, net of tax	11	8	35	27
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(1)	(6)	(1)	3
Comprehensive income (loss) attributable to noncontrolling interests	10	2	34	30
Comprehensive income (loss) attributable to Cabot Corporation	$44	$67	$223	$321

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2024	September 30, 2023
	(In millions)
Current assets:
Cash and cash equivalents	$197	$238
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $2	732	695
Inventories:
Raw materials	145	148
Finished goods	341	374
Other	67	63
Total inventories	553	585
Prepaid expenses and other current assets	109	108
Total current assets	1,591	1,626
Property, plant and equipment	3,907	3,827
Accumulated depreciation	(2,477)	(2,415)
Net property, plant and equipment	1,430	1,412
Goodwill	132	134
Equity affiliates	24	20
Intangible assets, net	55	60
Deferred income taxes	166	180
Other assets	182	172
Total assets	$3,580	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2024	September 30, 2023
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$49	$174
Accounts payable and accrued liabilities	626	600
Income taxes payable	34	40
Current portion of long-term debt	8	8
Total current liabilities	717	822
Long-term debt	1,083	1,094
Deferred income taxes	40	50
Other liabilities	244	231
Contingencies (Note E)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 54,949,872 and 55,379,636 shares, Outstanding: 54,816,803 and 55,243,804 shares	55	55
Less cost of 133,069 and 135,832 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,676	1,574
Accumulated other comprehensive income (loss)	(382)	(362)
Total Cabot Corporation stockholders' equity	1,346	1,264
Noncontrolling interests	150	143
Total stockholders' equity	1,496	1,407
Total liabilities and stockholders' equity	$3,580	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2024	2023
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$278	$238
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	114	107
Loss on sale of business	—	3
Gain on sale of land	—	(1)
Deferred tax provision (benefit)	7	(1)
Equity in earnings of affiliated companies	(5)	(4)
Share-based compensation	19	15
Other non-cash (income) expense	60	2
Cash dividends received from equity affiliates	1	2
Changes in assets and liabilities:
Accounts and notes receivable	(47)	173
Inventories	27	100
Prepaid expenses and other assets	(14)	17
Accounts payable and accrued liabilities	38	(177)
Income taxes payable	(6)	(18)
Other liabilities	16	1
Cash provided by (used in) operating activities	488	457
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(149)	(166)
Proceeds from sale of land	—	7
Proceeds from sale of business	—	6
Proceeds from insurance settlements	—	12
Other	3	2
Cash provided by (used in) investing activities	(146)	(139)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	24
Repayments of short-term borrowings	(1)	(48)
Proceeds from issuance (repayments) of commercial paper, net	(123)	(188)
Proceeds from long-term debt, net of issuance costs	14	79
Repayments of long-term debt	(29)	(88)
Purchases of common stock	(106)	(48)
Proceeds from sales of common stock	15	4
Cash dividends paid to noncontrolling interests	(27)	(41)
Cash dividends paid to common stockholders	(69)	(65)
Cash provided by (used in) financing activities	(326)	(371)
Effects of exchange rate changes on cash	(57)	67
Increase (decrease) in cash and cash equivalents	(41)	14
Cash and cash equivalents at beginning of period	238	206
Cash and cash equivalents at end of period	$197	$220

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2023	55,244	$52	$—	$1,574	$(362)	$1,264	$143	$1,407
Net income (loss)				50		50	11	61
Total other comprehensive income (loss)					57	57	4	61
Cash dividends paid:
Common stock, $0.40 per share				(22)		(22)		(22)
Cash dividends declared to noncontrolling interests						—	(12)	(12)
Issuance of stock under equity compensation plans	441	—	7			7		7
Share-based compensation			6			6		6
Purchase and retirement of common stock	(260)	—	(13)	(20)		(33)		(33)
Balance at December 31, 2023	55,425	$52	$—	$1,582	$(305)	$1,329	$146	$1,475
Net income (loss)				84		84	13	97
Total other comprehensive income (loss)					(12)	(12)	(4)	(16)
Cash dividends paid:
Common stock, $0.40 per share				(23)		(23)		(23)
Cash dividends declared to noncontrolling interests						—	(15)	(15)
Issuance of stock under equity compensation plans	122	—	6			6		6
Share-based compensation			7			7		7
Purchase and retirement of common stock	(289)	—	(13)	(11)		(24)		(24)
Balance at March 31, 2024	55,258	$52	$—	$1,632	$(317)	$1,367	$140	$1,507
Net income (loss)				109		109	11	120
Total other comprehensive income (loss)					(65)	(65)	(1)	(66)
Cash dividends paid:
Common stock, $0.43 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	—	—
Issuance of stock under equity compensation plans	57	1	1			2		2
Share-based compensation			6			6		6
Purchase and retirement of common stock	(498)	(1)	(7)	(41)		(49)		(49)
Balance at June 30, 2024	54,817	$52	$—	$1,676	$(382)	$1,346	$150	$1,496

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

June 30, 2024

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2024 and 2023. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Full detail on the Company’s significant accounting policies may be obtained by referring to Note A in the 2023 10-K.

Argentinian Government Actions

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During the three and nine months ended June 30, 2024, the Company recorded foreign exchange losses of $2 million and $42 million, respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances, of which $33 million related to a single devaluation action in December 2023 by the newly-elected Argentine government. The Company invests cash in money market funds and recorded investment income of nil and $16 million, respectively, for the three and nine months ended June 30, 2024. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

During the second quarter of fiscal 2024, the Company purchased $30 million in BOPREAL bonds (standing for “Bond for the Reconstruction of a Free Argentina” in Spanish), which are U.S. dollar-denominated securities issued by the Central Bank of Argentina, as part of an Argentine government program to settle foreign payables for importers with debts for goods with customs registration and/or services, incurred on or prior to December 12, 2023. The Company subsequently sold the bonds for $22 million and utilized the proceeds to partially repay its foreign payables in Argentina. The purchase and proceeds of BOPREAL bonds are included in the Changes in Prepaid expenses and other assets in the Consolidated Statement of Cash Flows. The $8 million investment loss is included in Other non-cash (income) expense in the Consolidated Statement of Cash Flows and in Other income (expense) in the Consolidated Statement of Operations. In accordance with Argentine government regulations, the Company purchased an additional $8 million of U.S. dollars in the third quarter of fiscal 2024 at a foreign exchange loss of $2 million and utilized the funds to complete the settlement of outstanding foreign payables incurred on or prior to December 12, 2023.

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

In November 2023, the FASB issued a new standard, Improvement to Reportable Segment Disclosures. The new guidance enhances the disclosure of significant reportable segment expenses. The new standard is effective for the Company’s fiscal years beginning October 1, 2024, and for interim periods beginning October 1, 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued a new standard, Improvements to Income Tax Disclosures. The new guidance requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The new standard is effective for the Company’s fiscal years and interim periods beginning October 1, 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

C. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the nine months ended June 30, 2024 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2023	$51	$83	$134
Foreign currency impact	(2)	—	(2)
Balance at June 30, 2024	$49	$83	$132

The following table provides information regarding the Company’s intangible assets:

	June 30, 2024			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$33	$(11)	$22	$34	$(10)	$24
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	63	(31)	32	65	(30)	35
Total intangible assets	$98	$(43)	$55	$101	$(41)	$60

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately seventeen years. Amortization expense was $1 million for both the three months ended June 30, 2024 and 2023. Amortization expense was $4 million for both the nine months ended June 30, 2024 and 2023. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

D. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2023, attributable to Cabot Corporation	$(353)	$(9)	$(362)
Other comprehensive income (loss) before reclassifications	62	—	62
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at December 31, 2023, attributable to Cabot Corporation	$(296)	$(9)	$(305)
Other comprehensive income (loss) before reclassifications	(15)	—	(15)
Amounts reclassified from AOCI	—	(1)	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	(4)
Balance at March 31, 2024, attributable to Cabot Corporation	$(307)	$(10)	$(317)
Other comprehensive income (loss) before reclassifications	(66)	—	(66)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	—	(1)
Balance at June 30, 2024, attributable to Cabot Corporation	$(372)	$(10)	$(382)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2022, attributable to Cabot Corporation	$(429)	$(10)	$(439)
Other comprehensive income (loss) before reclassifications	88	—	88
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	6	—	6
Balance at December 31, 2022, attributable to Cabot Corporation	$(348)	$(10)	$(358)
Other comprehensive income (loss) before reclassifications	49	—	49
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2023, attributable to Cabot Corporation	$(303)	$(11)	$(314)
Other comprehensive income (loss) before reclassifications	(20)	1	(19)
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(6)	—	(6)
Balance at June 30, 2023, attributable to Cabot Corporation	$(318)	$(11)	$(329)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and nine months ended June 30, 2024 and 2023 are as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2024	2023	2024	2023
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	1	—	2	1
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	—	(1)	(1)	(2)
Total before tax		$—	$(2)	$(3)	$(5)

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $37 million and $38 million at June 30, 2024 and September 30, 2023, respectively.

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

F. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(Dollars in millions)
(Provision) benefit for income taxes	$(40)	$(41)	$(121)	$(90)
Effective tax rate	25%	32%	31%	28%

For the three and nine months ended June 30, 2024, the (Provision) benefit for income taxes included a net discrete tax benefit of $1 million and an expense of $14 million, respectively. The net discrete tax expense of $14 million is primarily comprised of additional accruals and corresponding interest of uncertain tax positions. For the three and nine months ended June 30, 2023, the (Provision) benefit for income taxes included a net discrete tax expense of $2 million and $3 million, respectively.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2023 tax years generally remain subject to examination by the IRS and various tax years from 2018 through 2023 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2023 remain subject to examination by their respective tax authorities.

During each of the three and nine months ended June 30, 2024, Cabot released uncertain tax positions of nil and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During each of the three and nine months ended June 30, 2023, Cabot released uncertain tax positions of nil and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

G. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$109	$82	$243	$211
Less: Dividends and dividend equivalents to participating securities	—	—	—	1
Less: Undistributed earnings allocated to participating securities(1)	1	1	3	3
Earnings (loss) allocated to common stockholders (numerator)	$108	$81	$240	$207

Weighted average common shares and participating securities outstanding	55.9	57.3	56.2	57.5
Less: Participating securities(1)	0.8	1.2	0.9	1.3
Adjusted weighted average common shares (denominator)	55.1	56.1	55.3	56.2

Earnings (loss) per common share - basic:	$1.96	$1.44	$4.34	$3.68

Diluted EPS:
Earnings (loss) allocated to common stockholders	$108	$81	$240	$207
Plus: Earnings allocated to participating securities	1	1	3	4
Less: Adjusted earnings allocated to participating securities(2)	1	1	3	4
Earnings (loss) allocated to common stockholders (numerator)	$108	$81	$240	$207

Adjusted weighted average common shares outstanding	55.1	56.1	55.3	56.2
Effect of dilutive securities:
Common shares issuable(3)	0.6	0.4	0.5	0.5
Adjusted weighted average common shares (denominator)	55.7	56.5	55.8	56.7

Earnings (loss) per common share - diluted:	$1.94	$1.43	$4.30	$3.65

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating stockholders. Undistributed earnings are allocated to common and participating stockholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$109	$82	$243	$211
Less: Dividends declared on common stock	24	23	69	64
Less: Dividends declared on participating securities	—	—	—	1
Undistributed earnings (loss)	$85	$59	$174	$146

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$84	$58	$171	$143
Undistributed earnings allocated to participating stockholders	1	1	3	3
Undistributed earnings (loss)	$85	$59	$174	$146

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2024, nil and 209,478 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2023, 156,550 and 133,039 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

H. Restructuring

2024 Reorganizations

During the first quarter of fiscal 2024, the Company initiated restructuring activities in both its Reinforcement Materials segment (“RM Plan”) and its Performance Chemicals segment (“PC Plan”). Under the RM Plan, the Company closed its reinforcing carbons unit at the facility in Tianjin, China that the Company acquired from Tokai Carbon Group in February 2022, consolidating its reinforcing carbons operations and reducing ongoing operational costs. Under the PC Plan, the Company has temporarily idled its aerogel manufacturing plant in Frankfurt, Germany and reorganized certain positions within the Performance Chemicals segment to reduce operating costs. Although the Frankfurt facility is idled, the Company continues its efforts to commercialize aerogel for use in thermal insulation for electric vehicles. During the three and nine months ended June 30, 2024, the Company recorded charges of $1 million and $13 million, respectively, primarily for severance related costs and accelerated depreciation as part of these plans. The Company expects to record additional restructuring charges of $1 million related to these plans through fiscal 2025.

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Cost of sales	$1	$—	$12	$—
Selling and administrative expenses	—	—	1	—
Total	$1	$—	$13	$—

Details of all restructuring activities and the related reserves during the three and nine months ended June 30, 2024 are as follows:

	Severance and Employee Benefits	Accelerated Depreciation on Assets	Other	Total
	(In millions)
Reserve at September 30, 2023	$—	$—	$—	$—
Charges	3	6	—	9
Cost charged against assets	—	(6)	—	(6)
Cash paid	(1)	—	—	(1)
Reserve at December 31, 2023	$2	$—	$—	$2
Charges	2	—	1	3
Cash paid	(1)	—	—	(1)
Reserve at March 31, 2024	$3	$—	$1	$4
Charges	—	—	1	1
Cash paid	(2)	—	(1)	(3)
Reserve at June 30, 2024	$1	$—	$1	$2

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2024 or 2023.

At June 30, 2024 and September 30, 2023, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At June 30, 2024 and September 30, 2023, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2024 and September 30, 2023, the fair value of these derivatives was a net asset of $9 million and $12 million, respectively, and was included in Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other assets on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At June 30, 2024 and September 30, 2023, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $8 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.07 billion and $1.04 billion, respectively, as of June 30, 2024, and $1.08 billion and $1.04 billion, respectively, as of September 30, 2023. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

J. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $17 million at both June 30, 2024 and September 30, 2023, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2024
Revenues from external customers(2)	$649	$332	$981	$35	$1,016
Income (loss) before income taxes(3)	$136	$55	$191	$(33)	$158

Three Months Ended June 30, 2023
Revenues from external customers(2)	$624	$307	$931	$37	$968
Income (loss) before income taxes(3)	$132	$32	$164	$(34)	$130

Nine Months Ended June 30, 2024
Revenues from external customers(2)	$1,966	$928	$2,894	$99	$2,993
Income (loss) before income taxes(3)	$414	$120	$534	$(140)	$394

Nine Months Ended June 30, 2023
Revenues from external customers(2)	$1,939	$919	$2,858	$108	$2,966
Income (loss) before income taxes(3)	$348	$89	$437	$(113)	$324

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

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Shipping and handling fees	$31	$31	$93	$100
Other	4	6	6	8
Total	$35	$37	$99	$108

(3)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Interest expense	$(19)	$(24)	$(62)	$(69)
Certain items(a)
Argentina controlled currency devaluation and other losses (Note B)	(2)	—	(43)	—
Global restructuring activities (Note H)	(1)	—	(13)	—
Acquisition and integration-related charges	—	(1)	—	(2)
Legal and environmental matters and reserves	—	—	(1)	(2)
Gain on sale of land	—	—	—	1
Loss on sale of business	—	—	—	(3)
Other	1	—	1	(1)
Total certain items	(2)	(1)	(56)	(7)
Unallocated corporate costs(b)	(16)	(11)	(51)	(42)
General unallocated income (expense)(c)	6	3	34	9
Less: Equity in earnings of affiliated companies, net of tax(d)	2	1	5	4
Total	$(33)	$(34)	$(140)	$(113)

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

	Three Months Ended June 30, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$265	$103	$368
Asia Pacific	245	132	377
Europe, Middle East and Africa	139	97	236
Segment revenues from external customers	649	332	981
Unallocated and other			35
Net sales and other operating revenues			$1,016

	Three Months Ended June 30, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$260	$94	$354
Asia Pacific	234	119	353
Europe, Middle East and Africa	130	94	224
Segment revenues from external customers	624	307	931
Unallocated and other			37
Net sales and other operating revenues			$968

	Nine Months Ended June 30, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$793	$284	$1,077
Asia Pacific	760	372	1,132
Europe, Middle East and Africa	413	272	685
Segment revenues from external customers	1,966	928	2,894
Unallocated and other			99
Net sales and other operating revenues			$2,993

	Nine Months Ended June 30, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$781	$283	$1,064
Asia Pacific	752	368	1,120
Europe, Middle East and Africa	406	268	674
Segment revenues from external customers	1,939	919	2,858
Unallocated and other			108
Net sales and other operating revenues			$2,966

L. Subsequent Event

On July 19, 2024, Cabot entered into agreements to purchase certain assets and to license the related technology, which the Company expects to use in its manufacturing of certain products for its Battery Materials product line. Under these agreements, the Company will pay $27 million at closing, which is expected to occur in the first quarter of fiscal 2025.

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

Our discussion under the heading “Third Quarter of Fiscal 2024 versus Third Quarter of Fiscal 2023—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Third quarter of Fiscal 2024 versus Third quarter of Fiscal 2023—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

During the third quarter of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the third quarter of fiscal 2023. The increase was driven by higher earnings in our Reinforcement Materials and Performance Chemicals segments.

Third quarter of Fiscal 2024 versus Third quarter of Fiscal 2023—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Net sales and other operating revenues	$1,016	$968	$2,993	$2,966
Gross profit	$256	$223	$720	$614

The $48 million increase in Net sales and other operating revenues in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was driven by higher volumes in both our Reinforcement Materials and Performance Chemicals segments (combined $56 million) and favorable price and product mix in our Reinforcement Materials segment ($14 million), partially offset by the unfavorable impact from foreign currency translation in both our Reinforcement Materials and Performance Chemicals segments ($17 million).

The $27 million increase in Net sales and other operating revenues in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was driven by higher volumes in both our Reinforcement Materials and Performance Chemicals segments (combined $142 million), partially offset by unfavorable price and product mix in both our Reinforcement Materials and Performance Chemicals segments in the fiscal 2024 period (combined $96 million), partially offset by the unfavorable impact from foreign currency translation in both our Reinforcement material and Performance Chemicals segments (combined $9 million). The unfavorable price and product mix was driven by lower pricing primarily due to lower raw material costs that are generally passed through to our customers.

For the three and nine months ended June 30, 2024, gross profit increased by $33 million and $106 million, respectively, compared to the same periods of fiscal 2023. The increase in Gross profit in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was driven primarily by higher volumes in both the Reinforcement Materials and Performance Chemicals segments (combined $27 million). The increase in Gross profit in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was driven primarily by higher volumes in both the Reinforcement Materials and Performance Chemicals segments (combined $58 million) and higher unit margins, net of costs within both the Reinforcement Materials and Performance Chemicals segments (combined $44 million).

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Selling and administrative expenses	$68	$58	$210	$184

Selling and administrative expenses increased by $10 million and $26 million in the third quarter of fiscal 2024 and for the nine months ended June 30, 2024, respectively, compared to the same periods of fiscal 2023, primarily due to an increase in incentive compensation expense.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Research and technical expenses	$16	$15	$46	$43

Research and technical expenses increased by $1 million in the third quarter of fiscal 2024 and increased by $3 million for the nine months ended June 30, 2024, compared to the same period of fiscal 2023, primarily due to an increase in incentive compensation expense.

Loss on Sale of Business

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Loss on sale of business	$—	$—	$—	$3

There was no Loss on sale of business in the third quarter of fiscal 2024 or fiscal 2023. Previously reported Loss on sale of business in fiscal 2023 is associated with the fiscal 2022 divesture of the Purification Solutions business.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Interest and dividend income	$8	$7	$25	$22
Interest expense	$(19)	$(24)	$(62)	$(69)
Other income (expense)	$(3)	$(3)	$(33)	$(13)

Interest and dividend income increased by $1 million in the third quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to higher rates partially offset by lower average balances. Interest and dividend income increased by $3 million for the nine months ended June 30, 2024 compared to the same period of fiscal 2023, primarily due to higher interest rates.

Interest expense decreased by $5 million in the third quarter of fiscal 2024 and $7 million in the nine months ended June 30, 2024 compared to the same periods of fiscal 2023, due to lower average short-term borrowings, partially offset by higher rates.

Other expense remained flat in the third quarter of fiscal 2024 compared to the same period of fiscal 2023. Other expense increased by $20 million for the nine months ended June 30, 2024, as compared to the same period of fiscal 2023, primarily due to higher foreign currency losses in Argentina including from the impact of the government devaluation of the currency that occurred during the first quarter of fiscal 2024.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30
	2024		2023
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(40)	25%	$(41)	32%
Less: Non-GAAP tax adjustments(1)	3		2
Operating tax rate	$(43)	27%	$(43)	33%

	Nine Months Ended June 30
	2024		2023
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(121)	31%	$(90)	28%
Less: Non-GAAP tax adjustments(1)	3		3
Operating tax rate	$(124)	28%	$(93)	28%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended June 30, 2024, the (Provision) benefit for income taxes was a provision of $40 million compared to a $41 million provision for the same period in fiscal 2023. For the nine months ended June 30, 2024, the (Provision) benefit for income taxes was a provision of $121 million compared to a $90 million provision for the same period in fiscal 2023, primarily due to higher earnings in the current period and additional accruals and corresponding interest of uncertain tax positions. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2024, the Company expects the Operating tax rate to be in the range of 27% to 28%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Equity in earnings of affiliated companies, net of tax	$2	$1	$5	$4
Net income (loss) attributable to noncontrolling interests, net of tax	$11	$8	$35	$27

Equity in earnings of affiliated companies, net of tax, increased by $1 million in both the third quarter and the first nine months of fiscal 2024, compared to the same periods of fiscal 2023, primarily due to higher profitability at our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $3 million and $8 million in the third quarter and the first nine months of fiscal 2024, respectively, compared to the same periods of fiscal 2023. Net income (loss) attributable to noncontrolling interests, net of tax increased in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2024 primarily due to higher profitability of our joint venture in the Czech Republic. Net income (loss) attributable to noncontrolling interests, net of tax increased in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 primarily due to higher profitability of our joint ventures in China.

Net Income Attributable to Cabot Corporation

In the third quarter and the first nine months of fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $109 million and $243 million, or $1.94 and $4.30 per diluted common share, respectively. This compares to Net income (loss) attributable to Cabot Corporation of $82 million and $211 million, or $1.43 and $3.65 per diluted common share, respectively, in the third quarter and the first nine months of fiscal 2023. The higher net income in the third quarter of fiscal 2024 compared with the same period in fiscal 2023 is primarily due to higher Total segment EBIT ($27 million). The higher net income in the first nine months of fiscal 2024 compared with the same period in fiscal 2023 is primarily due to higher Total segment EBIT ($97 million), partially offset by higher foreign currency losses and a loss on the sale of BOPREAL bonds (combined $29 million) in Argentina and a higher provision for income taxes ($31 million).

Third quarter of Fiscal 2024 versus Third quarter of Fiscal 2023—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, certain items, other unallocated items and Total segment EBIT for the three and nine months ended June 30, 2024 and 2023 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note K of our Notes to the Consolidated Financial Statements.

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$158	$130	$394	$324
Less: Certain items	(2)	(1)	(56)	(7)
Less: Other unallocated items	(31)	(33)	(84)	(106)
Total segment EBIT	$191	$164	$534	$437

In the third quarter of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $28 million and Total segment EBIT increased by $27 million. The increase in Income (loss) before income taxes and equity in earnings of affiliated companies was driven by higher Total segment EBIT. Total segment EBIT was driven by higher volumes in both the Reinforcement Materials and Performance Chemicals segments (combined $27 million).

In the first nine months of fiscal 2024, Income (loss) before income taxes and equity in earnings of affiliated companies increased by $70 million and Total segment EBIT increased by $97 million. The increase in Income (loss) before income taxes and equity in earnings of affiliated companies was driven by higher Total segment EBIT partially offset by higher foreign currency losses primarily in Argentina. Total segment EBIT was driven by higher volumes in both the Reinforcement Materials and Performance Chemicals segment (combined $58 million) and higher unit margins, net of costs, in both in Reinforcement Materials and Performance Chemicals segments (combined $44 million).

Certain Items

Details of the certain items for the three and nine months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Argentina controlled currency devaluation and other losses (Note B)	$(2)	$—	$(43)	$—
Global restructuring activities (Note H)	(1)	—	(13)	—
Acquisition and integration-related charges	—	(1)	—	(2)
Legal and environmental matters and reserves	—	—	(1)	(2)
Gain on sale of land	—	—	—	1
Loss on sale of business	—	—	—	(3)
Other	1	—	1	(1)
Total certain items	$(2)	$(1)	$(56)	$(7)

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Interest expense	$(19)	$(24)	$(62)	$(69)
Unallocated corporate costs	(16)	(11)	(51)	(42)
General unallocated income (expense)	6	3	34	9
Less: Equity in earnings of affiliated companies, net of tax	2	1	5	4
Total other unallocated items	$(31)	$(33)	$(84)	$(106)

Total other unallocated items decreased by $2 million and $22 million for the three and nine months ended June 30, 2024, respectively, when compared to the same periods in fiscal 2023, due to lower Interest expense and higher General unallocated income (expense) partially offset by higher Unallocated corporate costs. General unallocated income increased due to higher interest income, higher investment income on our cash and cash equivalent balances in Argentina, and lower foreign exchange losses, primarily in Argentina.

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2024 and 2023 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Reinforcement Materials Sales	$649	$624	$1,966	$1,939
Reinforcement Materials EBIT	$136	$132	$414	$348

Sales in Reinforcement Materials increased by $25 million in the third quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to higher volumes ($25 million) and favorable price and product mix ($14 million), partially offset by the unfavorable impact from foreign currency translation ($12 million). The higher volumes in the third quarter of fiscal 2024 were driven by higher volumes in Asia Pacific and Europe. The favorable pricing was driven primarily from higher raw material costs that are generally passed through to our customers and higher pricing and product mix from our calendar year 2024 customer agreements.

In the first nine months of fiscal 2024, sales in Reinforcement Materials increased by $27 million compared to the same period of fiscal 2023 primarily due to higher volumes ($83 million), partially offset by less favorable price and product mix ($50 million) and the unfavorable impact from foreign currency translation ($5 million). The higher volumes in the first nine months of fiscal 2024 were driven by higher volumes in Asia Pacific and Europe. The less favorable pricing was primarily due to lower raw material costs in the first two fiscal quarters of fiscal 2024 as compared to the same quarters of fiscal 2023 that are generally passed through to our customers.

EBIT in Reinforcement Materials in the third quarter of fiscal 2024 increased by $4 million compared to the same period of fiscal 2023. The increase was driven by higher volumes ($10 million), higher unit margins ($2 million) partially offset by higher costs ($9 million). The higher volumes were driven by stronger demand in Asia Pacific and Europe, partially offset by lower volumes in the Americas due to weather-related events. The higher unit margins were driven by improved pricing and product mix in our calendar year 2024 customer agreements partially offset by a less favorable geographic mix and lower energy center revenue. The higher costs were primarily driven by higher selling and administrative costs.

In the first nine months of fiscal 2024, EBIT in Reinforcement Materials increased by $66 million compared to the same period of fiscal 2023. The increase was driven by higher unit margins, net of costs ($35 million), and higher volumes ($30 million). The higher unit margins, net of costs, in the first nine months of fiscal 2024 were primarily driven by favorable price and product mix in the 2023 and 2024 calendar year customer agreements. The higher volumes were driven by higher volumes in Asia Pacific and Europe.

As we look to the fourth quarter of the fiscal year, we expect the Reinforcement Materials EBIT to modestly improve from the third quarter of fiscal 2024 due to anticipated sequential volume improvement in the Americas and Asia Pacific regions, partially offset by seasonally weaker volumes in Europe.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter and first nine months of fiscal 2024 and 2023 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
	(In millions)
Performance Chemicals Sales	$332	$307	$928	$919
Performance Chemicals EBIT	$55	$32	$120	$89

Sales in Performance Chemicals increased by $25 million in the third quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to higher volumes ($31 million), partially offset by the unfavorable impact from foreign currency translation ($5 million). The higher volumes in the third quarter of fiscal 2024 were primarily in our specialty carbons and fumed metal oxides product lines.

In the first nine months of fiscal 2024, sales in Performance Chemicals increased by $9 million compared to the same period of fiscal 2023, primarily due to higher volumes ($60 million), partially offset by less favorable price and product mix ($46 million) and the unfavorable impact from foreign currency translation ($3 million). The higher volumes in fiscal 2024 were primarily in our specialty carbons and fumed metal oxides product lines. The less favorable price and product mix was primarily due to lower raw material costs that are generally passed through to our customers.

EBIT in Performance Chemicals increased by $23 million in the third quarter of fiscal 2024 compared to the same period of fiscal 2023 primarily due to higher volumes ($17 million) and higher unit margins, net of costs ($7 million). The higher volumes in the third quarter of fiscal 2024 were primarily in our specialty carbons and fumed metal oxides product lines. The higher unit margins, net of costs, improved from a more favorable product mix as demand improved in the automotive, infrastructure and semiconductor applications.

In the first nine months of fiscal 2024, EBIT in Performance Chemicals increased by $31 million compared to the same period of fiscal 2023. The increase was driven by higher volumes ($28 million) and higher unit margins, net of costs ($10 million), partially offset by the unfavorable impact of foreign currency translation ($6 million). The higher volumes in the first nine months of fiscal 2024 were primarily in our specialty carbons and fumed metal oxides product lines. The higher unit margins, net of costs, improved from a more favorable product mix as demand improved in the automotive, infrastructure and semiconductor applications.

As we look ahead to the fourth quarter of the fiscal year, we expect the Performance Chemicals EBIT to improve year-over- year due to anticipated higher volumes and a more favorable product mix, but decline sequentially due to lower volumes from normal seasonality impacts.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $97 million during the first nine months of fiscal 2024, which was largely due to a lower outstanding commercial paper balance at the end of the period. As of June 30, 2024, we had cash and cash equivalents of $197 million and borrowing availability under our revolving credit agreements of $1.2 billion. We have access to borrowings under the following two credit agreements:

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

As of June 30, 2024, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of June 30, 2024, we had $1.2 billion of availability under our Credit Agreements. As of June 30, 2024, we had $109 million of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $49 million of commercial paper outstanding as of June 30, 2024.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $488 million in the first nine months of fiscal 2024 compared to $457 million of cash provided by operating activities during the same period of fiscal 2023.

Cash provided by operating activities in the first nine months of fiscal 2024 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $114 million and foreign exchange losses of $38 million, primarily related to devaluation of the Argentine peso, which was partially offset by a decrease in net working capital of $18 million. The decrease in net working capital was largely driven by an increase in Accounts Payable and accrued liabilities, and a decrease in inventories, partially offset by an increase in Accounts and notes receivable.

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

Cash Flows from Investing Activities

Investing activities consumed $146 million of cash in the first nine months of fiscal 2024 compared to $139 million of cash consumed in the first nine months of fiscal 2023.

In the first nine months of fiscal 2024, investing activities included $149 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion capital projects.

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

Capital expenditures for fiscal 2024 are expected to be between $220 million and $240 million. Our planned capital spending program for fiscal 2024 is for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures.

U.S. EPA Consent Decree

As described in Part 1, Item 1 of the 2023 Form 10-K (the “2023 10-K") under the heading “Safety, Health, Environment, and Sustainability”, pursuant to the Consent Decree we entered into in November 2013 with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding our three carbon black manufacturing facilities in the U.S., Cabot has installed technology controls for sulfur dioxide and/or nitrogen oxide at its carbon black plants in Pampa, Texas and Franklin, Louisiana, and is in the process of installing sulfur dioxide and nitrogen oxide technology controls at its plant in Ville Platte, Louisiana. We are currently in discussions with the EPA and LDEQ to extend our compliance date at the Ville Platte facility to mid-calendar year 2025 based upon force majeure events primarily related to the COVID-19 pandemic. As of June 30, 2024, we had incurred approximately $195 million to install these technology controls in the U.S. Operating these controls increases our plant operating costs. We expect that the total capital costs to install these controls will be approximately $250 million and will be incurred through 2025. The Consent Decree includes discretionary stipulated damages provisions for failure to comply outside of a force majeure event. All carbon black manufacturers in the U.S. have settled with the EPA and have installed similar controls.

Cash Flows from Financing Activities

Financing activities consumed $326 million of cash in the first nine months of fiscal 2024 compared to $371 million of cash consumed during the same period of fiscal 2023.

In the first nine months of fiscal 2024, financing activities primarily consisted of net repayment of commercial paper of $123 million, share repurchases of $106 million, dividend payments to stockholders of $69 million, cash dividends paid to noncontrolling interests of $27 million, and net repayment of $12 million under our Euro Credit Agreement, which includes repayments of $26 million partially offset by proceeds of $14 million. These payments were partially offset by proceeds from sales of common stock of $15 million from stock option exercises.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for earnings and volumes in our Reinforcement Materials segment, and for earnings, volumes and product mix in our Performance Chemicals segment; the impact and cost of restructuring activities; demand for our products; anticipated transaction closing timelines; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; regulatory developments, including regulatory compliance costs and potential impact on our operations, including the expected total cost to install air pollution controls at our carbon black plants in the United States and when we expect to incur these capital costs and complete this project at our plant in Ville Platte, Louisiana; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2024 does not differ materially from that discussed under Item 7A of our 2023 10-K.

Item 4. Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2024 - April 30, 2024	—	$—	—	2,436,176
May 1, 2024 - May 31, 2024	250,000	$101.66	250,000	2,186,176
June 1, 2024 - June 30, 2024	247,999	$99.15	247,999	1,938,177
Total	497,999		497,999
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
(2)
Total number of shares purchased does not include 1,909 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

During our fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 6, 2024	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 6, 2024	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer)