Form 10-K
period 2024-09-30
CABOT CORP
filed 2024-11-20
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Yes ☐ No ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2024), the aggregate market value of the Registrant’s common stock held by non-affiliates was $5,052,810,968. As of November 13, 2024, there were 54,394,228 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.	Business	5

ITEM 1A.	Risk Factors	15

ITEM 1B.	Unresolved Staff Comments	24

ITEM 1C.	Cybersecurity...............................................................................................................................................................	24

ITEM 2.	Properties	26

ITEM 3.	Legal Proceedings	27

ITEM 4.	Mine Safety Disclosures	27

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 8.	Financial Statements and Supplementary Data	42

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87

ITEM 9A.	Controls and Procedures	87

ITEM 9B.	Other Information	87

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	87

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	88

ITEM 11.	Executive Compensation	88

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	88

ITEM 14.	Principal Accounting Fees and Services	88

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	88

ITEM 16.	Form 10-K Summary	92

Signatures		93

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects; segment and product line growth and the assumptions underlying our growth expectations; demand for our products and the short-term nature of customer cautious buying behavior, particularly in our Performance Chemicals segment; research and development activities; the availability of our Cilegon, Indonesia plant expansion for reinforcing carbons; the extension of the compliance date for the installation of technology controls at our facility in Ville Platte, Louisiana and the extension of the compliance date for the installation of technology controls at our facility in Sarnia, Ontario; our 2025 Sustainability Goals; our fiscal 2025 outlook; our ambitions for our EVOLVE® Sustainable Solutions technology platform; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements; anticipated capital spending, including environmental-related and technology controls capital expenditures; regulatory developments; our ability to manage workplace safety; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities and the timing of such outlays; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; future amortization expenses; our ability to recover deferred tax assets; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Reinforcement Materials

Products

Carbon black is a form of elemental carbon that is manufactured from by-product feedstock streams in a highly controlled process to produce particles and aggregates of varied size, structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Reinforcing carbons (a class of carbon blacks manufactured by Cabot) are used to enhance the physical properties of the systems and applications in which they are incorporated.

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

In addition to our reinforcing carbons, we manufacture engineered elastomer composites (“E2C®”) solutions that are composites of reinforcing carbons and rubber made using our patented elastomer composites manufacturing process. These composites improve abrasion/wear resistance, reduce fatigue of rubber parts and reduce rolling resistance compared to reinforcing carbons/rubber compounds made entirely by conventional rubber mix methods enabling rubber product manufacturers to reduce the need to make performance trade-offs. The use of E2C®solutions enables our customers to produce better performing tires, including giant off-the-road tires and on-road commercial tires, as well as other rubber products used in high-wear applications such as mining. Additionally, because E2C®solutions can be integrated into current product methods without additional significant capital investment, and require fewer mixing stages, lower mixing temperatures and shorter mixing cycles than conventional products, operating and production costs may be reduced. E2C® is one of our focus areas for growth.

In fiscal 2023, we launched a new technology platform, EVOLVE® Sustainable Solutions. Our ambition under this platform is to work with customers and technology partners to develop products with reliable performance and produced at industrial scale across three sustainability categories: Renewable, Recovered and Reduced, meaning products made with renewable materials or materials recovered from end-of-life tires and/or using processes that result in reduced greenhouse gas emissions.

Drivers of Demand and Sales and Customers

Demand for our Reinforcement Materials products is largely driven by the growth and development of the tire and automotive industries. In addition to general global economic conditions, demand for reinforcing carbons in tires is mainly influenced by the number of replacement and original equipment tires produced, which in turn is driven by (i) vehicle and driving trends, including the number of miles driven, and the number of vehicles produced and registered, (ii) changes in supply chain inventory levels to adapt to end-market demand, (iii) demand for high-performance tires, (iv) demand for larger tires and larger vehicles, such as trucks, buses, off-road vehicles used in agriculture, mining and similar vehicles, (v) demand for electric and hybrid vehicles, (vi) consumer and industrial spending on new vehicles and (vii) changes in regulatory requirements impacting vehicle fuel efficiency and tire regulations. Demand for reinforcing carbons for industrial products is mainly influenced by vehicle production and design trends, construction activity and general industrial production.

Demand in the developed Western European, Japanese, and North American regions is mainly driven by demographic changes, customers’ high-quality requirements, stringent tire regulation standards, changes in consumer preference (e.g., different tire sizes, model and powertrain types), and relatively stable tire replacement demand. Demand in developing markets, such as China, Southeastern Asia, South America and Eastern Europe, has been mainly driven by the growing middle class, rapid industrialization, infrastructure spending and car ownership trends and demand for products exported from these regions to the Western markets. The growth in vehicle production, and in exports, in turn drives demand for both original equipment tires and replacement tires in developing regions.

Sales of reinforcing carbons and E2C®solutions are made primarily by Cabot employees and secondarily through distributors and sales representatives. We typically “make and sell” in region, which, among other advantages, provides our customers a regional supply chain and typically reduces transportation costs. Sales to five major tire customers represent a material portion of Reinforcement Materials’ total net sales and operating revenues. The loss of any of these customers, or a significant reduction in volumes sold to them, could have a material adverse effect on the segment until such business is replaced.

Under appropriate circumstances, we have entered into supply arrangements with certain customers, the typical duration of which is one year. These arrangements typically provide for sales price adjustments to account for changes in relevant feedstock costs including natural gas and, in many cases, changes in other relevant costs (such as the cost of CO2 credits in Europe, vendor financing and product delivery). In fiscal 2024, approximately two-thirds of our reinforcing carbons volume was sold under these supply arrangements. The majority of the volumes sold under these arrangements are sold to customers in the Americas and Europe.

Much of the reinforcing carbons we sell is used in tires and automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, the majority of the market for our products is in replacement tires that historically has been less cyclical as demand for replacement tires is correlated to miles driven.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the sale of reinforcing carbons with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region of manufacture. We also compete with substitute products, specifically precipitated silica, and products marketed as being made with more sustainable material, specifically reclaimed carbon, sometimes referred to as recovered carbon black. Competition for our Reinforcement Materials products is based on product performance, quality, reliability, price, service, technical innovation, sustainability performance, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence, sustainability performance, and customer service provide us with a competitive advantage.

Raw Materials

The principal raw material used in the manufacture of our reinforcing carbons is composed of by-product residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. This "feedstock" is not made-for-purpose, but is a by-product stream of other industrial processes and would generally otherwise be consumed as a fuel oil and burned for heat or power. Natural gas is also used as a feedstock in the production of our reinforcing carbons. Our manufacturing process also requires water and electricity. Raw materials are, in general, readily available and in adequate supply. Raw material costs generally are influenced by the availability of various types of our feedstocks, supply and demand of such raw materials and related transportation costs.

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

The following table shows our ownership interest as of September 30, 2024 in operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia	98% (consolidated subsidiary)
Port Dickson, Malaysia	98% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

In 2024, we began an expansion project at our Cilegon, Indonesia plant to add approximately 80,000 metric tons of capacity for reinforcing carbons which we anticipate becoming available in fiscal 2025.

In addition to carbon black, our manufacturing processes produce usable energy in the form of tailgas, as a by-product. Nine of our reinforcing carbons manufacturing sites and four reinforcing carbons/specialty carbons manufacturing sites have energy centers, and we are currently installing an energy center at our reinforcing carbons plant in Ville Platte, Louisiana. These energy centers allow us to utilize the tailgas through some form of energy co-generation, such as steam or electricity. We can use this co-generated energy internally to reduce our manufacturing operating costs, or sell it and generate revenues from these energy center operations.

Performance Chemicals

In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, inkjet printing, electronics, and consumer products sectors and in applications related to the generation, transmission and storage of energy. In this reporting segment we combine our specialty carbons, specialty compounds, battery materials, fumed metal oxides, aerogel and inkjet product lines. Our focus areas for growth include conductive additives and other materials for battery applications, and inkjet dispersions for post print corrugated packaging applications. The recent investments we have made for growth in this segment, including in respect of these specific areas of focus, are described below under the heading “Operations”.

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

Competition

We are a leading producer of the products we sell in this segment. We compete in the sale of carbon black with three companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region of manufacture. For battery applications, we compete primarily with two global companies that manufacture conductive carbons as well as a number of regional manufacturers. For carbon nanotubes, we compete primarily with one Chinese-based company as well as a number of regional manufacturers. We compete primarily with one manufacturer of fumed alumina that operates globally. For fumed silica, we compete with two companies with a global presence and several other companies that have a regional presence. For aerogel, we compete globally principally with one other company that produces aerogel products. We also compete with non-aerogel insulation products manufactured by regional companies throughout the world. For specialty compounds, we compete with many regional companies and a small number of global companies. Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

Competition for our Performance Chemicals products is based on product performance, quality, reliability, service, technical innovation and price. We believe our product differentiation, technological leadership, operations excellence and customer service provide us with a competitive advantage.

Raw Materials

Raw materials for our products are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of our specialty carbons and conductive additives is composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Natural gas is also used in the production of our specialty carbons. As product purity is one of the most critical requirements for conductive carbons, we obtain raw materials for those products from select key suppliers. Our raw material costs generally are influenced by the availability of various types of our feedstocks and natural gas, supply and demand of such raw materials and related transportation costs. Our manufacturing processes also require water and electricity.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty carbons primarily in China, the Netherlands and the U.S. We produce our conductive additives in China, and at our specialty carbon plants in the U.S. and in the Netherlands. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in China, Germany, the United Kingdom (“U.K.”), and the U.S. and a manufacturing plant that produces aerogel in Frankfurt, Germany, which is currently idled. An equity affiliate operates a fumed metal oxides plant in India. Our specialty compounds are predominately produced in facilities that we own, or have a controlling interest in, located in Belgium, Canada, China and the United Arab Emirates. Our inkjet colorants and inks are manufactured at our facility in the U.S.

The following table shows our ownership interest as of September 30, 2024 in operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (Specialty Carbons and Compounds business)	90% (consolidated subsidiary)
Jiangxi Province, China (Fumed Metal Oxides business)	90% (consolidated subsidiary)
Wuhai, China (Fumed Metal Oxides business)	80% (consolidated subsidiary)
Mettur Dam, India (Fumed Metal Oxides business)	50% (equity affiliate)

Currently, four of our reinforcing carbons/specialty carbons manufacturing sites have energy centers. These are described above in the discussion of our Reinforcement Materials segment.

Over the last several years, we have been investing for growth with a number of capacity expansion projects and other transactions, particularly to increase manufacturing capacity for our specialty carbons and battery materials products. These investments include our purchase in 2022 from Tokai Carbon Group of its carbon black manufacturing facility in Tianjin, China where we expect to make technical upgrades in the future to convert certain manufacturing units to allow us to produce conductive additives. We intend to pace our investments in additional battery materials manufacturing capacity to meet demand.

Global Operations

Both of our segments operate globally, and a significant portion of our revenues and operating profits is derived from operations outside the U.S. In particular, manufacturers in China continue to be important producers of tires and products for automotive applications, including more recently of batteries for electric vehicles, and since we made our initial investment in China in 1988, we have increased our operations in China to support increased demand for our products in China. We employ local management teams for our operations in China, and our business model in China is predominantly to make and sell product in-country to established local and multi-national customers with operations in China. In fiscal 2024, sales in China across our segments constituted approximately 25% of our revenues, and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2024, as disclosed in Note V to our Consolidated Financial Statements. There are legal, operational and other risks associated with having substantial operations in China, which are more fully described under the heading “Risk Factors” in Item 1A. If our ability to operate in China were to be constrained by legal, regulatory and operational risks, it could have a material negative impact on our overall operations and the value of our securities.

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

Research and Development

Our products are highly versatile and meet specific performance requirements across many industries, creating opportunities for innovation. In fiscal 2024, we spent approximately $63 million on technology development. Our R&D activities included those focused in the areas of conductive additives, inkjet dispersions and engineered elastomer composites. We are also focused on process innovation across our product lines. We are investing in furthering our sustainability efforts across various areas in order to reduce waste, reduce emissions and utilize more sustainable material in our production processes.

Seasonality

Our businesses are generally not seasonal in nature, although we may experience some regional seasonal declines during holiday periods.

Human Capital Resources

Our success is realized through the engagement and commitment of our people. We believe that our globally distributed workforce positions us well to serve our broad customer base in the regions and geographies in which they operate. As of September 30, 2024, we had approximately 4,200 employees across our global network of office and manufacturing locations, with 41% of our employees located in the Americas (61% of whom are in the United States), 32% in Asia Pacific (75% of whom are in China), and 27% in Europe, Middle East and Africa (“EMEA”). Of this global employee population, 42% are employed in manufacturing roles.

Our Management Executive Committee (“Executive Committee”) is comprised of our CEO and his nine direct reports who, collectively, have management responsibility for our businesses and regional operations, our financial, legal, safety, health, environment and sustainability, human resources, research and development, global business services and digital functions.

Our primary human capital objectives are to attract, retain and develop the highest quality talent and ensure they feel safe, supported and empowered to do their best work. Accordingly, our management team places significant focus and attention on matters concerning Cabot’s workforce – particularly in the areas of employee health and safety, talent, engagement, diversity, retention and development, and total rewards. Our Board of Directors provides oversight of our human capital management efforts, with a focus on employee engagement and development, executive succession and compensation, diversity, equity and inclusion (DE&I), and employee health and safety. These areas of focus are also represented in our 2025 Sustainability Goals, which include:

•
fostering an environment where employees report high levels of inclusion and support for their professional development;
•
increasing diverse representation in leadership and professional roles; and
•
reducing injuries and frequency of significant process safety events by 50%.

Our Core Values & Culture

Our deeply held values of integrity, respect, excellence and responsibility are the foundation of our company and the way we operate. They are the standards by which we interact with our customers, stakeholders and each other, fostering a positive working environment that inspires collaboration and innovation, and supports our focus on delivering shareholder value.

Our culture embodies our values in the way we work to provide a safe environment where every team member can contribute and have an impact. Our culture is based on five pillars:

·
Drive to Zero: We are committed to the health and safety of our people, the communities in which we work, and the environment. Our drive to zero pillar is our goal of achieving zero injuries at all of our facilities worldwide.
·
One Cabot: We make decisions and act in Cabot's best interest in a collaborative manner.
·
Renewal mindset: We challenge ourselves to think differently, learn, adapt and continuously improve our way of working
·
Accountable: We take personal ownership and accountability for our actions, performance and results.
·
Inclusive: We strive to provide a diverse, equitable and inclusive environment where everyone feels accepted and valued with the opportunity to grow.

In fiscal 2024, we rolled out a new values and culture workshop globally to foster shared understanding and reinforce how our values and culture positively impact our daily work behaviors and performance. Our senior leaders and HR teams co-facilitated these interactive sessions with our employees in over 20 sites across all regions.

Diversity, Equity and Inclusion (DE&I)

In support of our commitment to foster a diverse and inclusive environment, in fiscal 2024 we continued to use DE&I objectives as factors that were considered in establishing the funding levels of our short-term incentive awards. These objectives were:

·
Demonstrate improvement in the percentage of job searches in which candidates from underrepresented groups (for this purpose, defined as women in all regions and in the U.S. defined as women and people of color) are interviewed. Overall, our levels of diversity remained flat this year as compared to fiscal 2023. However, we saw progress in candidate diversity in the U.S. (12% improvement) and China (8% improvement), two of our larger job markets.
·
Ensure strong pay equity is maintained by putting action plans in place to address any pay inequities identified through our global compensation review process. As noted below, we believe that we maintained strong pay parity during the fiscal year.

With a continued focus on fostering an inclusive environment, as follow up to last fiscal year's inclusive leadership training, we developed and deployed an inclusion self-assessment inventory for leaders to examine and strengthen their own local practices. Over 100 leaders completed the assessment and reviewed their results, working with their leadership teams to identify opportunities and actions to further promote inclusivity in the workplace.

Demographic information with respect to gender representation among all Cabot employees and with respect to racial and ethnic representation among Cabot employees located in the United States, as of September 30, 2024, is set forth in the tables below:

Gender Diversity

	Male	% of total	Female	% of total	Total Employees
Executive Committee	7	70%	3	30%	10
Management*	579	72%	227	28%	806
Professional Contributor	824	70%	351	30%	1,175
Hourly & Associate Staff	1,719	80%	441	20%	2,160
Total Population	3,129	75%	1,022	25%	4,151

Racial and Ethnic Diversity

	Non-Minority	% of total	People of Color **	% of total	Total Employees
Executive Committee	8	100%	-	0%	8
Management*	232	77%	71	23%	303
Professional Contributor	192	80%	48	20%	240
Hourly & Associate Staff	348	73%	132	28%	480
Total Population	780	76%	251	24%	1,031

* Management includes both people managers, excluding members of the Executive Committee, and senior-level individual contributor roles.

** People of Color consists of U.S. based employees who identify as a race or ethnicity other than white.

Talent Attraction, Development and Retention

We have numerous initiatives and programs to attract, develop and retain our talent tailored to specific employee populations and geographies, including leadership and executive development programs, technical training, and other skill-based training. In fiscal 2024, we deployed a new manufacturing leadership development program in our Asia Pacific region, focused on building the capabilities and readiness of our future plant leaders. This initiative included assessments and 360-degree feedback to help build awareness and inform individual development plans, coaching and support from senior leaders, self-study through a learning platform, peer learning and group discussions to help educate and prepare them for these future roles. We also further expanded internal promotion and use of our online learning platform and made it available to all employees globally to support our leadership development programs, DE&I knowledge and skill building, and self-directed learning through our career development portal for employees. We continue to see strong adoption and use of this platform with metrics exceeding peer benchmarks as shared by our platform provider.

Employee Engagement

We believe that our continued focus on and investment in employee engagement and development continues to be well received by our employees and in fiscal 2024, we introduced the use of employee engagement "pulse" surveys to monitor results throughout the year based on the insights and actions put in place based on last year's biennial global survey.

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

Cabot’s global voluntary turnover rate for fiscal 2024 was approximately 6.0%, which represents a decrease in the Company’s attrition rate relative to fiscal 2023, which was 7.3%.

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

Cabot is committed to ensuring that employees are paid fairly and without discrimination while taking into account job-related factors such as responsibilities, location, work experience, education, performance, and contributions. We conduct reviews annually to monitor our pay practices and develop pay actions where appropriate. Our overall findings for this fiscal year continue to indicate that we have strong pay parity between females and males globally as well as with under-represented groups in the United States across all pay components (annual base salary, short-term incentives, and long-term incentives) for those in the same job and location.

We also aim to provide highly competitive benefits programs in all the locations where we operate, including meeting or exceeding local regulations and focusing on health and welfare, employee well-being, employee assistance program (EAP), and retirement savings. Examples of benefit programs we offer in the U.S. include a robust 401(k) plan that exceeds market standards in levels of employer matching, expansive health benefits (including medical, dental and/or vision), life and accident insurance, disability coverage, paid time off, tuition reimbursement and other voluntary benefits. We believe that our employees' health and well-being is important to Cabot’s success, and as a result, in fiscal 2024 we:

•
Introduced a healthcare initiative in the U.S., offering enhanced mental health and work-life support programs, including several therapy sessions per year that are covered by Cabot at no cost to our employees
•
Developed a comprehensive roadmap for our Asia Pacific employees, advancing local well-being initiatives
•
Offered a global movement challenge to encourage physical activity; and

•
Held well-being learning sessions in various countries designed to educate our employees on the importance of this topic and increase awareness of Cabot's available programs.

Employee Health & Safety

We believe that one of our primary responsibilities as an employer is to provide a safe work environment and promote wellness across the workforce. Our goal is for all employees, contractors, and visitors to return home in the same condition as when they arrived at work that day. As part of our “Drive to Zero” initiative, we have set a long-term goal of achieving zero injuries at our facilities worldwide. We intend to achieve this ambitious objective by following a number of measures, including training employees in hazard recognition, ensuring procedures are established to mitigate risks and equipping supervisory personnel with the tools and skills required to execute our work safely. As part of this effort, members of our leadership team participate in root cause determinations and the results are shared throughout our network of operating facilities. Recognizing that it may take many years to achieve our Drive to Zero goal, we have established a continuous improvement goal for personal safety to achieve a 50% reduction in our recordable and severe injury rate from our baseline measurement in 2019 by 2025. For fiscal 2024, our Total Recordable Incident Rate (TRIR) based upon the number of injuries per 200,000 work hours for both employees and contractors was 0.22 and our Lost Time Incident Rate (LTIR) was 0.16. For comparison, the US Bureau of Labor Statistics reports for chemical manufacturing an average TRIR of 1.8 and LTIR of 0.6 in calendar year 2023.

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

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). The SH&E Requirements to which our operations are subject include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities and for product registrations. We have expended and will continue to expend considerable resources to construct, maintain, operate, and improve our facilities throughout the world for safety, health and environmental protection and to comply with SH&E Requirements. We spent $58 million in environmental-related capital expenditures in fiscal 2024. We anticipate spending approximately $78 million for such matters in fiscal 2025. These costs include costs associated with our compliance with the Consent Decree we entered into in November 2013 with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S., and a significant portion of our anticipated capital expenditures for fiscal 2025 will continue to be for the installation of air pollution control equipment at our third and final plant in Ville Platte, Louisiana. This settlement is related to the EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements.

Pursuant to this settlement, Cabot has installed technology controls for sulfur dioxide and/or nitrogen oxide at its carbon black plants in Pampa, Texas and Franklin, Louisiana, and is in the process of installing such technology controls at its plant in Ville Platte. We are currently in discussions with the EPA and LDEQ to extend our compliance date at the Ville Platte facility to 2025 based upon force majeure events primarily related to the COVID-19 pandemic. We expect that the total capital costs to install these technology controls will be approximately $250 million and will be incurred through mid-calendar year 2025. As of September 30, 2024, we have incurred $201 million to install these controls in the U.S. Operating these controls increases our plant operating costs. All carbon black manufacturers in the U.S. have settled with the EPA and have installed similar controls. In addition, under the Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419, a new requirement for sulfur dioxide (“SO2”) emissions went into effect on July 1, 2023 for our reinforcing carbons plant in Sarnia, Ontario. We are out of compliance with this new air standard and are in discussions with the MECP on an abatement plan regarding this requirement that we expect, in its current form, would require the installation of air pollution controls at the plant by July 1, 2028. To date, this has not restricted our ability to operate our reinforcing carbons plant in Sarnia as we are working with MECP on a solution. We anticipate that we will need to incur significant capital costs for the installation of these new SO2 emissions controls, particularly during the 24-month period prior to the date of installation. In addition, in the EU, the large volume inorganic chemicals BREF is currently under revision, and we expect that requirements to install technology controls for sulfur dioxide and/or nitrogen oxide at the Company’s four carbon black facilities in the EU may be initiated starting as early as 2028.

As described above, environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide, sulfur dioxide and particulate matter emissions. In addition, growing concerns about climate change have led to global efforts to reduce greenhouse gas (“GHG”) emissions with a goal of achieving net zero GHG emissions in the future, which will impact the carbon black industry and our business as carbon dioxide is emitted from those manufacturing processes. Currently, in Europe, our four carbon black facilities are subject to the EU Emissions Trading Scheme (“EU ETS”). The fourth phase of the EU ETS began in January 2021, with updated product benchmarks for our carbon black facilities. As a result of revisions to the EU ETS program following the ETS Directive reform adopted in May 2023 that increased the ambition of the EU ETS, the free allowances under the program will be phased out over time likely resulting in increased costs to the Company due to an increased need to purchase emission credits. Further, in order for our carbon black plant in Botlek, the Netherlands, to retain the maximum amount of free allowances allocated to this plant beginning in calendar year 2025, in June 2024 we submitted to the Dutch Emission Authorities our plan for achieving carbon neutrality at that plant by 2050. Our plan assumes a potential investment in carbon capture, utilization and storage technology at the plant that would be installed and operational for these operations by 2050. We will continue to monitor revisions and updates to the EU ETS program and related reporting, including updates to the carbon black product benchmarks that will apply at the beginning of calendar year 2026, and other measures that may reduce the maximum amount of free allowances allocated to our carbon black plants and increase our compliance costs. In addition, we are evaluating the future potential applicability of the new carbon border adjustment mechanism (“CBAM”) program in the EU as an alternative to free allowances under the EU ETS and as a system complementary to the EU ETS. Our carbon black facility in The Netherlands is also subject to The Netherlands CO2 tax, which is a top-up tax to the EU ETS scheme. In China, a national emissions trading program is currently in place for the power sector and is expected to be expanded to apply to the cement, steel, and electrolytic aluminum sectors. We continue to monitor that program’s further implementation and expect it may apply to the carbon black industry in the future with the existing regional pilot programs expected to continue to operate until the national program becomes effective. Our carbon black facility in Ontario, Canada is subject to the Ontario Emissions Performance Standard trading system, a transition from the federal carbon tax program and under which specific transition requirements became effective on January 1, 2022. In Mexico, our carbon black facility is participating in the national ETS program, a transition from the pilot program that was in effect for our plant in 2023. In other regions where we operate, some of our facilities are required to report their greenhouse gas emissions but are not currently subject to programs requiring trading or emission controls but may be subject to limited carbon tax programs affecting fuels we purchase. We generally expect to pay any incurred taxes or purchase emission credits as needed to respond to any allocation shortfalls and pass these costs on to our customers. In addition, further air emission regulations may be adopted in the future in regions and countries where we operate, which could have an impact on our operations. Increasing regulatory programs associated with emissions and concerns regarding climate change are expected to increase our capital and operational costs in the future.

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” in Item 3 below, and Note T in Item 8 below, under the heading “Contingencies”.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our environmental reserve for costs associated with such remediation. As of September 30, 2024, our environmental reserve was approximately $5 million. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

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

Our products are subject to the chemical control laws and regulatory requirements of the countries in which they are manufactured or imported and distributed commercially. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act (“TSCA”) in the U.S. and the Registration, Evaluation and Authorization of Chemicals (“REACh”) in the European Union. Manufacturers or importers of these chemical substances are required to submit specified health, safety, environment, risk and use information about these substances. Under the “Evaluation” portion of the REACh framework, the European Chemicals Agency (ECHA) and European Union Member States assess the information submitted by companies within registration dossiers and testing proposals to determine whether the associated substances are safe for use. The silica substance evaluation was concluded in 2021, and following this, the Netherlands has proposed a STOT RE 1 classification for untreated silica which has not yet been finalized. Carbon black is scheduled for a substance review in 2026. Analogous regimes exist in other parts of the world, including the UK, Turkey, China, South Korea, and Taiwan. Many of these chemical control regulations are in the process of a multi-year implementation period for product/substance registrations or notifications.

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

Our businesses are sensitive to industry capacity utilization, and pricing tends to fluctuate when capacity utilization changes occur, which could affect our financial performance. Further, we operate in a highly competitive marketplace. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer similar functionality as our products, particularly those with an improved environmental footprint, that could be substituted for our products, may negatively affect demand for our products. In addition, actions by our competitors could impair our ability to maintain or raise prices, successfully enter new markets or maintain or grow our market position.

Environmental laws and regulations that affect our industries impose constraints on our operations, and could threaten our competitive position and increase our operating costs, which may adversely impact our business and results of operations.

Our ongoing manufacturing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to environmental matters, many of which provide for substantial monetary fines, civil and criminal sanctions and possible injunctive relief for violations. These include requirements to obtain and comply with various environmental-related and other permits for constructing new facilities and operating our existing facilities, as well as settlements with agencies regarding environmental matters and environmental requirements. These environmental regulatory requirements impose constraints on our operations and could threaten our competitive position. We have expended and will continue to expend considerable amounts to construct, maintain, operate, and improve our facilities around the world for environmental protection. In addition, the increased emphasis on environmental justice, which is the fair treatment and meaningful involvement of all individuals and communities in which we operate, regardless of race, color, national origin, or income, with respect to the development, implementation and enforcement of environmental laws, regulations, and policies, could result in increased compliance requirements and costs. Furthermore, our actual or perceived failure to adhere to these principles could harm our reputation.

Further, environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxides, sulfur dioxide and particulate matter emissions. We expect complying with existing regulations and other regulatory and tax changes being proposed in regions where we operate, if approved, will require us to incur significant additional costs for compliance, capital improvements or possibly limit our current or planned operations. We may not be able to offset the costs of these compliance obligations through price increases. Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. Further, the capital improvements needed to comply with environmental requirements frequently involves the development and installation of new technologies within existing plant operations and there is a risk that these new technologies will not operate as we expect. There may be delays in the start-up of these capital improvements and our ability to comply with these requirements in a timely manner. In particular, it is possible we will experience these issues at our plant in Sarnia in light of the complexity of the new technology we expect to install at that plant.

A description of these matters is included in the discussion under the heading “Safety, Health, Environment, and Sustainability” in Item 1 above, and in Note T in Item 8 below under the heading “Contingencies”.

We may be exposed to certain regulatory and financial risks related to climate change developments and an increased focus on carbon neutrality and net zero emissions, which may adversely affect our business and results of operations, and increased pressures and adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation.

Carbon dioxide, a greenhouse gas, is emitted in carbon black manufacturing processes. Concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality and net zero, may result in additional regulations on both national and supranational levels, to monitor, regulate, control and impose taxes on emissions of carbon dioxide and other greenhouse gases. Climate changes include extreme weather impacts, such as changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures. A number of governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Specifically, in certain geographic areas, our carbon black facilities are or may become subject to greenhouse gas emission trading schemes or carbon tax programs under which we may be required to pay any incurred taxes or purchase emission credits if our emission levels exceed our free allocation. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements and fees or restrictions on certain activities. Compliance with greenhouse gas and climate change initiatives may result in additional costs to us, including, among other things, increased production costs, increased feedstock costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. In addition, certain of our carbon black products for specialty applications have higher greenhouse gas emissions than our other products, which may increase our compliance costs and make it more challenging to achieve our emissions goals without technology developments. We may not be able to offset the effects of these new or more stringent laws and regulations and compliance costs through price increases, which could adversely affect our business and negatively impact our growth. Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

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

In addition, even without increased regulation, increased public awareness and adverse publicity about potential impacts on climate change or environmental harm from us or our industry could harm our reputation or otherwise impact the Company adversely. In recent years, investors have also begun to show increased interest in sustainability and climate change as it relates to their investment decisions. Our failure to execute our sustainability strategy in a way that adequately responds to these environmental concerns in a timely manner could harm our reputation and negatively impact the perceived value of our securities. In addition, new disclosure requirements related to GHG emissions and climate change, including the European Sustainability Reporting Standards, any final rules approved by the SEC and upheld by the courts, and state laws requiring climate disclosure, may negatively impact our business by diverting resources, increasing our compliance costs and harming our reputation. Further, increasing weather-related impacts on our operations and plant sites may impact the cost or availability of insurance.

We cannot predict how legal, regulatory and social responses to concerns about climate change, as well as other sustainability and environmental matters, will impact our business.

Volatility in the price and availability of raw materials and energy could impact our margins and working capital and our revenues from our energy center operations.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Our carbon black businesses use a variety of feedstocks as raw material including high sulfur fuel oils, low sulfur fuel oils, coal tar distillates, and ethylene cracker residue, the cost and availability of which vary, based in part on geography. Significant movements or volatility in our carbon black feedstock costs could have an adverse effect on our working capital and results of operations. In addition, regulatory changes or geopolitical conflict may impact the availability and prices of our raw materials. For example, the Russian invasion of Ukraine and the resulting ongoing war has in the past disrupted and may in the future continue to disrupt the price and availability of natural gas in Europe.

Certain of our carbon black supply arrangements contain provisions that adjust prices to account for changes in relevant feedstock and natural gas price indices. We also attempt to offset the effects of increases in raw material and energy costs through price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material and energy costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results. Rapid declines in energy prices and raw material costs can also negatively impact our financial results, as such changes can negatively affect the revenues we receive from our energy centers and yield improvement investments, and may negatively impact our contract pricing adjustments. In addition, we use a variety of feedstock indices in our supply arrangements to adjust our prices for changes in raw materials costs. Depending on feedstock markets and our choice of feedstocks, the indices we use in our supply arrangements may not precisely track our actual costs. This could result in an incongruity between our pricing adjustments and changes in our actual feedstock costs, which can affect our net working capital and our margins. Further, the timing of the implementation of any of these pricing adjustments may not precisely track our actual costs as reflected in our financial statements.

We obtain certain of our raw materials from selected key suppliers and certain joint venture partners. If any supplier of raw materials ceases supplying raw materials to us or is unable to meet its obligations under supply agreements with us on a timely basis or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere.

In addition, our manufacturing processes require water in their operations. If climate change, manufacturing, and trends in digitization and electricity demands create a mismatch between water supply and demand that makes water less available for our operations, there is a risk that our operations may be curtailed, particularly in situations where water for human use needs to be prioritized over other uses, such as manufacturing operations. These costs could increase in the future in the event of water shortages.

A significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us could harm our business or cash flows.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods is important to our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a significant reduction in volumes sold to them, could adversely affect our results of operations until such business is replaced or any temporary disruption ends. Further, in our Reinforcement Materials segment we enter into supply arrangements with a number of key customers that typically have a duration of one year, which account for approximately two-thirds of our total reinforcing carbons volumes. Our success in negotiating the price and volume terms under these arrangements could have a material effect on our results. In addition, a number of our operations are conducted through joint venture arrangements that operate pursuant to long-term contracts, including for the supply of raw materials and the provision of other services for the joint venture operations. Any dispute as to the terms of these contractual arrangements or deterioration in the relationship between us and our joint venture partner could disrupt the operations of the joint venture, which could affect our financial results and harm our reputation. In addition, any deterioration in the financial condition of any of our customers that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

We are exposed to political or country risk inherent in doing business in some countries, including China.

Sales outside of the U.S. constituted the majority of our revenues in fiscal 2024. We conduct business in several countries, including China, that have less stable legal systems and financial markets, and potentially more corrupt, or less predictable, business environments than the U.S. As set forth in Note V to our Consolidated Financial Statements, sales in China constituted approximately 25% of our revenues in fiscal 2024 and our property, plant and equipment located in China constituted approximately 25% of our total property, plant and equipment as of September 30, 2024. Our operations outside of the U.S., including in China, expose us to risks related to uncertain enforcement of laws by foreign governments as well as risks that foreign governmental entities will change applicable rules and regulations with minimal advance notice. These risks could result in a material change in our operations, which could negatively impact the value of our securities. Additionally, our operations in some countries, including China, are subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; non-renewal of operating permits or licenses; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; political tension that could result in sanctions being imposed against our customers or suppliers in countries where sanctions have not been imposed in the past; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

For example, the Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of concerns over air quality. The timing and length of these curtailments has been difficult to predict and, at times, were applied to manufacturing operations without regard to whether the operations being curtailed comply with environmental regulations in the area. Accordingly, our manufacturing operations in China have been subject to these curtailments in the past and may be subject to them in the future. These events could negatively impact our results of operations and cash flows both during and after the period of any government-imposed curtailment affecting our operations. Further, any such curtailments on the operations at our customers’ facilities could reduce demand for our products and our volumes.

Operational Risks

As a chemical manufacturing company, our operations are subject to operational risks and have the potential to cause environmental or other damage as well as personal injury, or disrupt our ability to supply our customers, any of which could adversely affect our business, results of operations and cash flows.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products are subject to operational as well as safety, health and environmental risks. For example, the production and/or processing of carbon black, specialty compounds, fumed metal oxides, aerogel, carbon nanotubes and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered dangerous, toxic or hazardous. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or result in personal injury claims against us.

Our manufacturing processes and the transportation of our chemical products and/or the raw materials used to manufacture our products are subject to risks inherent in chemical manufacturing, including leaks, fires, explosions, toxic releases, severe weather, mechanical failures or unscheduled downtime. In addition, the occurrence of material operating problems at our facilities, particularly at a facility that is the sole source of a particular product we manufacture, or a disruption in our supply chain or distribution operations may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. For example, in recent years we have experienced unplanned plant outages at our plants in Franklin, Louisiana and Altamira, Mexico that caused a period of reduced volumes and earnings and increased our fixed costs. Other disruptions in supply chains and distribution channels, including those caused by global or regional logistics delays and constraints, such as rail or other transportation interruptions, could disrupt our business operations. These events and their consequences could negatively impact our results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.

An interruption in our operations as a result of fence-line arrangements or a joint venture partner's actions could disrupt our manufacturing operations and adversely affect our financial results.

At certain of our fumed metal oxides facilities, we have fence-line arrangements (many of which are closed-loop) with adjacent third-party manufacturing operations (“fence-line partners”), who provide raw materials for our manufacturing operations and/or take by-products generated from our operations. Accordingly, any disruptions or curtailments in a fence-line partner’s production facilities that impacts their ability to supply us with raw materials or to take our manufacturing by-products could disrupt our manufacturing operations or cause us to incur increased operating costs to mitigate such disruption. We have experienced disruptions in the supply of raw materials from certain of our fence-line partners in recent years, which have caused us to curtail our operations or incur higher operating costs. In addition, we operate certain of our carbon black facilities through joint venture arrangements, pursuant to which our joint venture partners provide feedstock and/or take by-products generated from our operations. A dispute with a joint venture partner concerning the terms of those arrangements could impact our joint venture operations and could decrease our income from such operations. For example, we are currently in arbitration following an on-going dispute with our joint venture partner in the Czech Republic, which has, and continues to, negatively impact those operations and reduce our income from those joint venture operations. Further, significant events at neighboring industrial facilities, such as environmental releases, could also disrupt our operations and result in negative publicity about us and harm our reputation.

Our products are subject to extensive safety, health and environmental requirements, which could impair our ability to manufacture and sell certain products.

In order to secure and maintain the right to produce or sell our products, we must satisfy product related registration and other regulatory requirements in different jurisdictions. Obtaining and maintaining these approvals requires a significant amount of product testing and data, and there is no certainty these approvals will be obtained.

Certain national and international health organizations have classified carbon black as a possible or suspected human carcinogen. To the extent that, in the future, (i) these organizations re-classify carbon black as a known or confirmed carcinogen, (ii) other organizations or government authorities in other jurisdictions classify carbon black or any of our other finished products, raw materials or intermediates as suspected or known carcinogens or otherwise hazardous, or (iii) there is discovery of adverse health effects attributable to production or use of carbon black or any of our other finished products, raw materials or intermediates, we could be required to incur significantly higher costs to comply with environmental, health and safety laws, or to comply with restrictions on sales of our products, be subject to legal claims, and our reputation and business could be adversely affected. Further, a subset of multi-walled carbon nanotubes that includes a carbon nanotube grade we currently manufacture have been classified as carcinogen category 1B and specific target organ toxicant (lung) after repeated exposure category 1 under European Union regulations. Although our carbon nanotubes are bound in a matrix or contained within conductive materials, exposure to carbon nanotubes could occur in the workplace. We could be required to incur additional costs to comply with requirements for the safe manufacturing and handling of these materials and we could be subject to legal claims associated with our products. In addition, chemicals that are currently classified as non-hazardous may be reclassified as hazardous in the future, and our products may have characteristics that are not recognized today but may be found in the future to impair human health or to be carcinogenic.

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

The secure processing, maintenance and transmission of this data is critical to our operations and business strategy. Information technology systems failures, including those associated with our managed service provider or related to maintaining or upgrading our systems or integrating information technology and other systems in connection with the integration of businesses we acquire, or network disruptions could disrupt our operations by impeding our processing of transactions and our financial reporting, and our operations, including by contributing to a process safety event, any of which could have a material adverse effect on our business or results of operations. In the past, our networks have been subject to an attack, potentially by suspected foreign nation-state attackers, who conducted reconnaissance and deployed malware. While our systems were able to isolate and expel the attacker before material harm was caused, criminals, rogue insiders, nation-state, and other attackers may continue to attack our network, and our defenses may be unable to succeed in detecting their actions or stop them from inflicting potentially material harms including by theft, destruction, misuse, or corruption of our data or systems or those of other entities whose systems may interconnect with ours.

In addition, our information technology systems could be compromised by outside parties intent on extracting information, corrupting information or disrupting business processes. Despite our security design and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, inadvertent or intentional employee actions, system failures and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, or operational disruptions. We face increased information technology security and fraud risks due to our increased reliance on working remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Additionally, as we increase our use of artificial intelligence tools into our operations, the risk of unauthorized access to our data and of making compliance errors or erroneous decisions based on our reliance on the AI tool will increase. We have in the past and may in the future be exposed to unauthorized access to our information technology systems through undetected vulnerabilities in our or our service providers’ information systems or software. With the evolving nature of cybersecurity threats, the scope and impact of any information security incident cannot be predicted. In addition, more than a dozen states in the United States have also passed comprehensive data protection legislation, and the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China, and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply could result in fines or penalties.

Breaches of our security measures, cyber incidents and disruptions, the theft or accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, our vendors, or our customers, or failure to comply with laws and regulations related to information security or privacy, could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or result in legal claims or proceedings against us by governmental entities or individuals, significant fines, penalties and judgments, disruption of our operations, remediation requirements, changes to our business practices, and damage to our reputation, and could otherwise harm our business and our results of operations. The devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

Natural disasters and severe weather events could affect our operations and financial results.

We operate facilities in areas of the world that are exposed to natural hazards, such as floods, windstorms, hurricanes, droughts and earthquakes. Extreme weather events and changing weather patterns present physical risks on existing infrastructure that may become more frequent or more severe as a result of factors related to climate change, including in areas that have not historically been exposed to natural hazards. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products and otherwise harm our business and our results of operations, potentially in material ways that may exceed available insurance coverage in the particular circumstances. In addition, certain of our facilities are located in areas that have, in recent years, experienced extreme heat conditions. Our operations at those facilities may be disrupted if extreme heat conditions create an unsafe work environment or be subject to additional safe workplace requirements that could increase their operating costs.

We have experienced recent disruptions of the type described above. For example, the severe flooding that occurred in Western Europe in July 2021 caused significant damage to our specialty compounds plant in Pepinster, Belgium. That disruption resulted in a near-term reduction in earnings from lower volumes and certain increases in our operating costs. We also experienced severe weather events in fiscal 2024 that negatively impacted the results of our Reinforcement Materials segment. Specifically, drought conditions in Mexico affected our operations and flooding conditions in Brazil affected our customers.

Financial and Other Risks

Negative or uncertain worldwide or regional economic conditions or trade relations may adversely impact our business.

Our operations and performance are affected by worldwide and regional economic conditions. Uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products, while inflationary pressures may increase our costs. We may also experience pricing pressure on products and services, or be unsuccessful in passing along to our customers an increase in our raw materials costs or energy prices, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction (“destocking”) measures that exceed declines in the actual underlying demand. Given our position in the value chains for our principal products, we typically experience greater destocking impacts in our results of operations early in a recessionary cycle.

Our operations in the EU are material to our business and important to our customers. If the competitiveness of chemical manufacturing in the EU continues to deteriorate in light of factors such as increased environmental compliance costs, inconsistent economic policies and rigid labor practices, our customers may have difficulty maintaining the competitiveness of their operations in this region or lose meaningful market share to lower cost imports from other regions, particularly Asia. For example, a shift in tire production from a higher cost region (such as the EU) to a lower cost region (such as Asia) could increase the export of tires made in Asia for sales into Europe and could result in a reduction in tire production in the EU and reduce our profitability.

In addition, changes in, or tensions relating to, U.S. trade relations with countries where we do business may adversely impact our business. For example, tensions in the U.S.-China trade relationship have led to an increased risk of sanctions being imposed against our suppliers and customers in China which, if imposed, could restrict our ability to do business with such companies. In addition, we may encounter unexpected operating difficulties in China, more restrictive investment opportunities in China, greater difficulty transferring funds, more restrictive travel in and out of China, or negative currency impacts. Further, trade tariffs imposed by the U.S. on imports from China could increase the cost of our capital projects or have a negative impact on our customers and reduce demand for our products. In addition, escalating tensions in the U.S.-China trade relationship and/or actual or potential additional restrictive policies by either country could require us to duplicate the technology or other resources and capabilities we have in China, in a geography outside China, thereby increasing our costs.

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

Our future tax rates may be adversely affected by a number of factors, including: changes in the jurisdictions in which our profits are determined to be earned and taxed; changes in the estimated realization of our net deferred tax assets; the repatriation of non-U.S. earnings for which we have not previously accrued for non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes; changes in available tax credits; the resolution of issues arising from tax audits with various tax authorities; and changes in tax laws including Pillar Two legislation adopted as part of the OECD Inclusion Framework, which established a global minimum corporate tax rate of 15% for certain multinational enterprises, or the interpretation of such tax laws. In addition, losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another.

Fluctuations in foreign currency exchange and interest rates affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2024, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. For example, in both fiscal 2023 and 2024, we recorded foreign exchange losses related to the remeasurement of our net monetary assets denominated in Argentine pesos, as the official Argentine exchange rate weakened compared to the U.S. dollar throughout the year. In addition, we may have foreign currency losses from government-controlled currency devaluations, such as the foreign currency losses we recorded in both fiscal 2023 and 2024 related to the impact of the sharp devaluation of the Argentine peso that was guided by the Argentine central bank. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We use a combination of commercial paper and borrowings under our Credit Agreements to meet our short-term cash needs, with borrowings intra-quarter that may be higher than at quarter-end. As this debt is at variable interest rates, changes in interest rates can impact our borrowing costs. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

Any future outbreak of a widespread health epidemic could materially and adversely impact our business in the future.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases could have a serious adverse impact on the economy and on our business, results of operations and cash flows. Specifically, a pandemic or future global health crisis may disrupt operations at our customers and reduce demand for our products, require or cause us to cease operations or idle production lines at our facilities, could materially affect our ability to adequately staff and maintain our operations, and could disrupt our supply chain and materially and adversely impact our ability to secure supplies for our facilities. A pandemic could also contribute to increased costs and decreased availability of labor and materials for construction projects, which could increase the costs of our capital improvement projects and delay our completion of such projects.

We have entered into a number of derivative contracts with financial counterparties. The effectiveness of these contracts is dependent on the ability of these financial counterparties to perform their obligations, and their nonperformance could harm our financial condition.

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

We may not be successful in achieving our growth expectations from developing new products or product applications. Moreover, we cannot be certain that the costs we incur investing in new product and technology development will result in an increase in revenues or profits commensurate with our investment or within the time period we expect. For example, our investments to further develop our E2C® solutions, inkjet dispersions and inks, and battery materials applications may not result in the earnings growth expectations on which these investments are being made. Further, we attempt to pace our strategic investments, including those we are making to develop our battery materials business in Europe and the U.S. to meet market expectations for the growth in demand for electric vehicles, but, as has been the case with the transition to electric vehicles, market demand for and acceptance of new products may not develop as we expect and we may not realize growth in line with our expectations at the time we made such investments. Similarly, we cannot be certain that the investments we are making in our EVOLVE® Sustainable Solutions technology platform to develop products for our customers using sustainable reinforcing carbons from renewable or recycled materials or using processes that result in lower GHG emissions will be successful, including within the time period our customers expect. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products launched in advance of our own, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

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

Our ability to complete capacity expansions and site development projects as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. These risks include the risk that existing plant operations are disrupted as well as the risk associated with delays in the start-up of operations using new technologies, which disruptions could make it difficult for us to meet our customer needs. Moreover, in the case of capacity expansions, the cost of these activities could have a negative impact on the financial performance of the relevant business until capacity utilization at the particular facility is sufficient to absorb the incremental costs associated with expansion. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As noted in Part I, Item IA, Risk Factors, Cabot recognizes that the threat of cybersecurity breaches may create significant risks for the Company. Accordingly, we have taken measures to protect Company data and the continuing operation of our information technology and communications systems. Our cybersecurity program includes information technology (“IT”) policies and standards and an IT risk management program. Our cybersecurity risk management program leverages standards established by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, which provides guidance to organizations on how to identify, prevent, detect, respond and recover from cybersecurity threats.

Further, cybersecurity risk is integrated into our enterprise risk management (“ERM”) approach and is among the core enterprise risks that are subject to oversight by the Board, as described below, acting through the Audit Committee. We use several tools and controls designed to manage IT risk, including, but not limited to, controls for the management of privileged access, anti-malware tools, simulated email phishing attacks, and other email security tools intended to detect and prevent intrusions as well as monitor risks. Cabot employees have access to formal IT policies that define and clarify expected behaviors with respect to IT resources in various areas. We have a Cyber Incident Response Plan, which establishes procedures to prepare for and respond to a variety of cyber incidents, and engage in response planning, simulations, trainings, tabletop exercises, and other efforts to prepare for any incidents should they occur.

We periodically engage assessors, consultants, auditors and other third parties to assess our cybersecurity programs, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. These assessments provide insight for areas of future improvement in risk mitigation and further program development. In addition, we rely on third parties for various business functions and oversee such third-party service providers by conducting vendor diligence upon onboarding as well as ongoing monitoring.

Governance and Oversight

Management Oversight in Cybersecurity Governance

Cabot’s Cyber Risk Steering Committee is responsible for review and oversight of the Company’s cybersecurity programs and risk assessment as well as the strategic direction of the program to address evolving risks. Bart Kalkstein, an Executive Vice President of Cabot and a member of Cabot’s Management Executive Committee, is a member of the Steering Committee and has executive responsibility for Digital matters. He is supported by our Chief Digital Information Officer (the “CDIO”) and our Senior Director of Digital Security (the “SDDS”). The SDDS is the member of the Company’s management principally responsible for overseeing the Company’s cybersecurity risk management programs in partnership with business and functional leaders across the Company as well as a managed security service provider that provides threat intelligence, global infrastructure monitoring and threat detection and response to cyber events. The SDDS has held various positions within Cabot’s IT department over her approximately 30-year tenure with the Company, has an educational background in Information Systems and contributes technical expertise to the Company’s management team.

We have established a process to assess the nature, scope and timing of a cyber incident and, as appropriate, communicate the facts of an incident to management and the Board of Directors and, as appropriate, investors. In the event of a cybersecurity incident, the incident response team is responsible for notifying senior management in a timely manner, to the extent that the facts and circumstances of a particular incident warrant such notification. If it is determined that the event is material to the Company, the matter will be escalated to the Board. For material incidents, the Company will provide information regarding the nature and scope of the incident to investors in compliance with SEC regulations.

Board of Directors Oversight in Cybersecurity Governance

Cabot’s Board of Directors oversees the Company’s cybersecurity program primarily through its Audit Committee, which comprises independent directors. Company executives along with external and internal cybersecurity personnel update the Audit Committee at least quarterly on risks related to cybersecurity and the steps taken to monitor and control risk exposure. Additionally, the results of periodic assessments of the Company’s cybersecurity programs, described above, are communicated to the Audit Committee upon completion. Relevant matters are also reviewed with the full Board on at least an annual basis.

As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, physical damage to facilities, physical harm to individuals, reduced demand, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For additional information, see Part I, Item 1A, “Risk Factors—Operational Risks—Information technology systems failures, data security breaches, cybersecurity attacks or network disruptions have harmed us in the past and could compromise our information, disrupt our operations and expose us to liability, which may adversely impact our operations.”

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
Global Business Services center

* Leased premises

** Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, Massachusetts; Pampa, Texas; Pepinster, Belgium; Münster, Germany; Chiba, Japan, Port Dickson, Malaysia and Zhuhai and Shanghai, China.

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

Information about our Executive Officers

Set forth below is certain information about Cabot’s executive officers as of November 13, 2024.

Sean D. Keohane, age 57, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in 2002. From November 2014 until March 2016, he was Executive Vice President and President of Reinforcement Materials. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from May 2008 until March 2012, he was General Manager of Performance Chemicals. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer, which was in place from December 2015 until March 2016.

Erica McLaughlin, age 48, is Executive Vice President, Chief Financial Officer and Head of Corporate Strategy. Ms. McLaughlin joined Cabot in 2002. She was elected Executive Vice President effective December 2022, Senior Vice President and Chief Financial Officer in May 2018, and in October 2018 she assumed responsibility for Corporate Strategy and Development. From June 2016 until May 2018, she was Vice President of Business Operations for Reinforcement Materials and General Manager of the tire business, and from July 2011 until June 2016, she was Vice President of Investor Relations and Corporate Communications. Prior to July 2011, she held a variety of leadership positions in Finance and Corporate Planning.

Karen A. Kalita, age 45, is Senior Vice President and General Counsel. Ms. Kalita joined Cabot in 2008. Prior to assuming her current position in June 2019, she held several key positions in Cabot’s Law Department, including Chief Counsel to the Company’s Reinforcement Materials segment from November 2015 to June 2019 and Purification Solutions segment from June 2013 to June 2019, and senior legal counsel to the Company’s previous Advanced Technologies segment. Prior to joining the Company, Ms. Kalita was in private practice at WilmerHale LLP in Boston, MA.

Hobart C. Kalkstein, age 54, is Executive Vice President and President, Reinforcement Materials Segment and President, Americas Region. Mr. Kalkstein also has executive responsibility for Cabot’s Digital function. Mr. Kalkstein joined Cabot in 2005. He was elected Executive Vice President effective December 2022, and Senior Vice President and President, Reinforcement Materials Segment and President, Americas Region in April 2016. Prior to this, he was Vice President of Corporate Strategy and Development from December 2015 to April 2016. From October 2013 to December 2015, he served as Vice President of Global Business Operations for Purification Solutions and from November 2012 to December 2015 as General Manager of Global Emission Control Solutions for Purification Solutions, and from January 2012 to November 2012 he served as Vice President of Business Operations and Executive Director of Marketing and Business Strategy for Performance Chemicals. Prior to that, he served as General Manager of the Aerogel business from October 2007 to February 2010.

Jeff Zhu, age 56, is Executive Vice President and President, Carbon and Silica Technologies, and Battery Materials businesses within Cabot’s Performance Chemicals Segment and President, Asia Pacific Region. Mr. Zhu joined Cabot in 2012. He was elected Executive Vice President effective December 2022 and Senior Vice President and President, Performance Additives business and President, Asia Pacific Region in October 2019. Prior to this, he had served as President, Asia Pacific Region since joining Cabot. Prior to joining Cabot, Mr. Zhu served in a variety of regional and global business leadership roles at Rhodia from 1994 until 2010, including Asia Pacific regional commercial director from 1994 to 2002, regional vice president and general manager of Rhodia Novacare Asia Pacific from 2002 to 2008, and vice president and global director of Rhodia electronics and catalysis from 2008 to 2010. In addition, Mr. Zhu served as head of global pulp and paper sales at Asia Pacific Resources International Holdings Limited from 2010 to 2012.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 13, 2024, there were 530 holders of record of Cabot’s common stock.

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2024 — July 31, 2024	—	$—	—	1,938,177
August 1, 2024 — August 31, 2024	440,000	$102.62	440,000	1,498,177
September 1, 2024 — September 30, 2024	197,206	$100.70	197,206	1,300,971
Total	637,206		637,206

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
(2)
Total number of shares purchased does not include 4,038 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Comparative Stock Performance

The graph compares the cumulative total stockholder return on Cabot common stock for the five-year period ended September 30, 2024 with the S&P 400 Chemical Index and the S&P Midcap 400 Index. The comparisons assume the investment of $100 on October 1, 2019 in Cabot’s common stock and in each of the indices and the reinvestment of all dividends.

The stock price performance on the graph below is not necessarily indicative of future price performance.

Cabot Corporation
S&P 400 Midcap Index
S&P 400 Chemical Index
300
250
200
150
100
50
9/30/2019
9/30/2020
9/30/2021
9/30/2022
9/30/2023
9/30/2024

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

Refer to Note A and Note R of our Notes to the Consolidated Financial Statements for description of our policies related to income taxes.

Contingencies

We have recorded a significant reserve for respirator liability claims. Our current estimate of the cost of our share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in our assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims, (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain of the parties that contribute to the settlement of respirator claims, or a change in the availability of the indemnity provided by a former owner of the business, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on our share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material. Refer to Note A and Note T of our Notes to the Consolidated Financial Statements for description of our policies related to contingencies.

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

This section discusses our fiscal 2024 and 2023 results of operations and year-to-year comparisons between fiscal 2024 and 2023. For the discussions of our fiscal 2022 results and year-to-year comparisons between fiscal 2023 and fiscal 2022, refer to our discussions under the headings “Results of Operations” and “Cash Flows and Liquidity” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the United States Securities and Exchange Commission on November 22, 2023.

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

Our discussion under the heading “Fiscal 2024 versus Fiscal 2023—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Fiscal 2024 versus Fiscal 2023—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview of Results for Fiscal 2024

During fiscal 2024, Income (loss) from operations before income taxes and equity in earnings of affiliated companies increased compared to fiscal 2023 primarily due to higher earnings in both our Reinforcement Materials and Performance Chemicals segments.

Fiscal 2024 compared to Fiscal 2023—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Years Ended September 30
	2024	2023
	(In millions)
Net sales and other operating revenues	$3,994	$3,931
Gross profit	$960	$839

Net sales and other operating revenues increased by $63 million in fiscal 2024 as compared to fiscal 2023. The increase in net sales and other operating revenues was driven by higher volumes in both the Reinforcement Materials and Performance Chemicals segments ($148 million combined), partially offset by unfavorable pricing and product mix in both segments ($48 million combined), the unfavorable impact from foreign currency translation in both segments ($22 million combined) and lower by-product revenue in both segments ($5 million combined). The higher volumes were due to higher volumes in Asia Pacific and EMEA in Reinforcement Materials and higher volumes in Performance Chemicals as volumes reconnected to underlying demand drivers in key end markets. The unfavorable pricing in both segments was primarily due to lower raw material costs that are generally passed through to our customers.

Gross profit increased by $121 million in fiscal 2024 as compared to fiscal 2023. The increase was primarily due to higher earnings in both our Reinforcement Materials and Performance Chemicals segments as volumes and unit margins, net of costs, in both segments improved.

Selling and Administrative Expenses

	Years Ended September 30
	2024	2023
	(In millions)
Selling and administrative expenses	$283	$253

Selling and administrative expenses increased by $30 million in fiscal 2024 as compared to fiscal 2023. The increase was primarily due to an increase in the incentive compensation expense.

Research and Technical Expenses

	Years Ended September 30
	2024	2023
	(In millions)
Research and technical expenses	$63	$57

Research and technical expenses increased by $6 million in fiscal 2024 as compared to fiscal 2023. The increase was primarily due to an increase in the incentive compensation expense.

Loss on Sale of Business

	Years Ended September 30
	2024	2023
	(In millions)
Loss on sale of business	$—	$3

The loss on sale of business associated with the sale of the Purification Solutions business is described in Note D of our Notes to the Consolidated Financial Statements.

Interest and Dividend Income

	Years Ended September 30
	2024	2023
	(In millions)
Interest and dividend income	$32	$31

Interest and dividend income in fiscal 2024 increased by $1 million as compared to fiscal 2023 primarily due to higher interest rates and the currency mix of deposit balances.

Interest Expense

	Years Ended September 30
	2024	2023
	(In millions)
Interest expense	$81	$90

Interest expense decreased by $9 million in fiscal 2024 as compared to fiscal 2023 primarily due to lower average short-term borrowings, partially offset by higher interest rates.

Other Income (Expense)

	Years Ended September 30
	2024	2023
	(In millions)
Other income (expense)	$(36)	$(16)

Other expense increased during fiscal 2024 by $20 million as compared to fiscal 2023. The increase was primarily due to higher foreign currency losses in Argentina, including the impact of the government devaluation of the currency that occurred during the first quarter of fiscal 2024.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2024		2023
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
(Dollars in millions)
Effective tax rate(1)	$(111)	21%	$28	-6%
Less: Non-GAAP tax adjustments(2)	40		161
Operating tax rate	$(151)	26%	$(133)	28%

(1)
Refer to the reconciliation of computed tax expense at the federal statutory rate to the Provision (benefit) for income taxes in Note R of our Notes to the Consolidated Financial Statements.
(2)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items and discrete tax items, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the year ended September 30, 2024, the (Provision) benefit for income taxes was a $111 million expense compared to a $28 million benefit for fiscal 2023. Included in the (provision) benefit for income taxes for the year ended September 30, 2024 and 2023 is a tax benefit of $24 million and $152 million, respectively, related to a partial valuation allowance release on the Company’s U.S. net deferred tax assets. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2025, we expect our Operating tax rate to be in the range of 27% to 29%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interest, Net of Tax

	Years Ended September 30
	2024	2023
	(In millions)
Equity in earnings of affiliated companies, net of tax	$6	$5
Net income (loss) attributable to noncontrolling interests, net of tax	$44	$39

Equity in earnings of affiliated companies, net of tax, increased by $1 million in fiscal 2024 compared to fiscal 2023 primarily due to higher profitability at our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $5 million in fiscal 2024 compared to fiscal 2023 primarily due to increase earnings of our joint ventures in China and the Czech Republic.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2024 and 2023, we reported net income attributable to Cabot Corporation of $380 million ($6.72 earnings per diluted common share) and $445 million ($7.73 earnings per diluted common share), respectively. The decrease in fiscal 2024 was primarily due to a lower partial release of the valuation allowance on our U.S. deferred tax assets ($128 million) and higher losses from government-controlled currency devaluations in Argentina ($26 million), partially offset by higher earnings in both our Reinforcement Material and Performance Chemicals segments ($94 million combined).

Fiscal 2024 compared to Fiscal 2023—By Business Segment

Income (loss) from operations before income taxes and equity in earnings of affiliated companies, pre-tax certain items, other unallocated items and Total segment EBIT for fiscal 2024 and 2023 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note V of our Notes to the Consolidated Financial Statements.

	Years Ended September 30
	2024	2023
	(In millions)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$529	$451
Less: Certain items, pre-tax	(59)	(29)
Less: Other unallocated items	(113)	(127)
Total segment EBIT	$701	$607

In fiscal 2024, Income (loss) from operations before income taxes and equity in earnings of affiliated companies increased by $78 million. The increase was primarily driven by higher earnings in both our Reinforcement Materials and Performance Chemicals segment ($94 combined) and higher General unallocated income ($20 million), partially offset by higher expenses from Argentina controlled currency devaluation and other losses ($36 million).

Certain Items:

Details of the certain items for fiscal 2024 and 2023 are as follows:

	Years Ended September 30
	2024	2023
	(In millions)
Argentina controlled currency devaluation and other losses	$(43)	$(7)
Global restructuring activities (Note O)	(13)	(4)
Legal and environmental matters and reserves (Note T)	(2)	(10)
Gain on sale of land	—	1
Acquisition and integration-related charges	—	(4)
Loss on sale of business (Note D)	—	(3)
Other certain items	(1)	(2)
Total certain items	$(59)	$(29)

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”.

Other Unallocated Items:

	Years Ended September 30
	2024	2023
	(In millions)
Interest expense	$(81)	$(90)
Unallocated corporate costs	(68)	(54)
General unallocated income (expense)	42	22
Less: Equity in earnings of affiliated companies, net of tax	6	5
Total other unallocated items	$(113)	$(127)

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to ongoing corporate projects. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest and dividend income, and the profit or loss related to the corporate adjustment for unearned revenue and unrealized holdings gains (losses) for investments. This does not include items of income or expense from the items that are separately treated as Certain items.

In fiscal 2024, Total other unallocated items expense decreased by $14 million as compared to fiscal 2023 primarily due to higher General unallocated income partially offset by higher Unallocated corporate costs. General unallocated income (expense) was increased by $20 million of income primarily due to less foreign currency operating losses in Argentina in fiscal 2024 as compared to fiscal 2023. The foreign currency losses from government devaluations in Argentina are treated as a certain item and are not included in General unallocated income (expense). Unallocated corporate costs increased by $14 million primarily due to an increase in incentive compensation expense.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2024 and 2023 are as follows:

	Years Ended September 30
	2024	2023
	(In millions)
Reinforcement Materials Sales	$2,610	$2,563
Reinforcement Materials EBIT	$537	$482

In fiscal 2024, sales in Reinforcement Materials increased by $47 million compared to fiscal 2023. The increase was primarily due to higher volumes ($79 million), partially offset by the unfavorable impact from foreign currency translation ($17 million) and unfavorable pricing and product mix ($13 million). The higher volumes were primarily in Asia Pacific and EMEA. The unfavorable pricing was primarily due to lower raw material costs that are generally passed through to our customers. EBIT in Reinforcement Materials increased by $55 million compared to fiscal 2023. The increase was driven by higher volumes ($28 million) and higher unit margins, net of higher costs ($25 million). The higher volumes were primarily in Asia Pacific and EMEA. The higher unit margins, net of higher costs, were primarily driven by favorable pricing and product mix in our 2023 and 2024 calendar year customer agreements, and higher costs were primarily driven by higher selling and administrative costs.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2024 and 2023 are as follows:

	Years Ended September 30
	2024	2023
	(In millions)
Performance Chemicals Sales	$1,250	$1,225
Performance Chemicals EBIT	$164	$125

In fiscal 2024, sales in Performance Chemicals increased by $25 million compared to the same period of fiscal 2023. The increase was driven by higher volumes ($69 million), partially offset by unfavorable pricing and product mix ($36 million) and the unfavorable impact from foreign currency translation ($5 million). The higher volumes were primarily due to demand recovery in key end markets as the customer destocking that occurred in fiscal 2023 did not reoccur in fiscal 2024.The less favorable pricing was primarily due to lower raw material costs that are generally passed through to our customers.

EBIT in Performance Chemicals increased by $39 million compared to fiscal 2023 due to higher volumes ($35 million) and higher unit margins, net of higher costs ($11 million), partially offset by the unfavorable impact of foreign currency translation ($6 million). The higher volumes were primarily due to demand recovery in key end markets as the customer destocking that occurred in fiscal 2023 did not reoccur in fiscal 2024. The higher unit margins, net of higher costs, were primarily due to higher unit margins from a more favorable product mix with higher sales into the automotive and electronics end markets. Higher costs were primarily driven by higher maintenance and turnaround costs.

Fiscal 2025 Outlook

Looking forward to fiscal 2025, we remain focused on our strategy of Creating for Tomorrow, advancing several strategic initiatives, generating strong cash flows, continuing our disciplined approach to capital allocation, and remain committed to our investment grade credit rating. We expect continued EBIT growth in Reinforcement Materials and Performance Chemicals with higher volumes in both segments and higher margins in Reinforcement Materials.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $137 million during fiscal 2024, primarily due to lower outstanding revolving credit and commercial paper balances at the end of the period. As of September 30, 2024, we had cash and cash equivalents of $223 million and borrowing availability under our revolving credit agreements of $1.2 billion.

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

As of September 30, 2024, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of September 30, 2024 and 2023, we had $113 million and $120 million, respectively, of borrowings outstanding under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement at either date. There was $45 million and $172 million of commercial paper outstanding at September 30, 2024 and 2023, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $692 million in fiscal 2024. Operating activities provided $595 million of cash in fiscal 2023.

Cash provided by operating activities in fiscal 2024 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $151 million, plus a decrease in net working capital of $57 million. The decrease in net working capital was largely driven by a decrease in inventories from lower cost of raw materials and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable from increased sales volumes.

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

Cash Flows from Investing Activities

Investing activities consumed $235 million of cash in fiscal 2024 compared to $214 million in fiscal 2023. In fiscal 2024, the use of cash by investing activities primarily consisted of $241 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion projects.

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

Capital expenditures for fiscal 2025 are expected to be between $250 million and $300 million. Our planned capital spending program for fiscal 2025 is primarily for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures.

Cash Flows from Financing Activities

Financing activities consumed $415 million of cash in fiscal 2024 compared to $403 million consumed in fiscal 2023. The cash consumed by financing activities in fiscal 2024 primarily consisted of repurchases of common stock of $172 million, net repayments of commercial paper of $127 million, dividend payments to stockholders of $93 million, dividend payments to noncontrolling interests of $27 million, and net repayments of long-term debt of $12 million under our Euro Credit Agreement, which includes repayments of $26 million partially offset by proceeds of $14 million. These payments were partially offset by proceeds from the sales of common stock of $20 million from stock option exercises.

The cash consumed by financing activities in fiscal 2023 primarily consisted of net repayments of long-term debt of $6 million, which consisted of repayments of $90 million partially offset by proceeds of $84 million, net repayments of commercial paper of $149 million, net repayments of credit facility borrowings of $24 million, dividend payments to stockholders of $88 million, repurchases of common stock of $98 million and dividend payments to noncontrolling interests of $42 million.

Our long-term total debt, of which $8 million is current, matures at various times as presented in Note I of our Notes to the Consolidated Financial Statements. The weighted-average interest rate on our fixed rate long-term debt was 4.29% as of September 30, 2024.

Share Repurchases

In fiscal 2018, our Board of Directors authorized us to repurchase up to an additional ten million shares of common stock. In fiscal 2024, we repurchased approximately 1.7 million shares of common stock on the open market for $159 million. In fiscal 2023, we repurchased approximately 1.3 million shares of common stock on the open market for $91 million. Additionally, during fiscal 2024 and 2023, we repurchased 0.2 million and 0.1 million, respectively, shares of our common stock associated with employee tax obligations on stock-based compensation awards for $13 million and $7 million, respectively. As of September 30, 2024, we had approximately 1.3 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend Payments

In fiscal 2024 and 2023, we paid cash dividends on our common stock of $1.66 and $1.54 per share, respectively. These cash dividend payments totaled $93 million and $88 million in fiscal 2024 and 2023, respectively.

Employee Benefit Plans

As of September 30, 2024, we had a consolidated pension obligation, net of the fair value of plan assets, of $26 million, primarily associated with postretirement benefit plan liabilities.

In fiscal 2024, we made cash contributions totaling $4 million to our defined benefit pension plans. In fiscal 2025, we expect to make cash contributions of $5 million to our defined benefit pension plans.

The $25 million of unfunded postretirement benefit plan liabilities is comprised of $13 million for our U.S. and $12 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2024, we paid postretirement benefits of $4 million. For fiscal 2025, our benefit payments for our postretirement plans are expected to be $3 million.

In fiscal 2023, we commenced the plan termination process for the Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan and expect to complete this process in fiscal 2025.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Purchase commitments	$251	$210	$184	$132	$116	$1,349	$2,242
Long-term debt	4	250	113	8	300	400	1,075
Fixed interest on long-term debt	41	41	33	32	32	60	239
Variable interest on long-term debt	5	5	4	—	—	—	14
Finance leases(1)	5	5	3	3	3	13	32
Operating leases(1)	17	14	12	10	10	69	132
Total	$323	$525	$349	$185	$461	$1,891	$3,734

(1)
Lease liabilities include interest.

Purchase Commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers for all of our business segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments. We have also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that total $31 million as of September 30, 2024, the majority of which is expected to be paid within the next 5 years.

Leases

We have entered into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and fifteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. Our land leases have remaining lease terms up to seventy-eight years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through long- and short-term borrowings and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, using derivative financial instruments.

We have policies governing our use of derivative instruments, and we do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or liability position as of September 30, 2024. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit or repayment risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. We have cross-currency swaps designated as hedges of our net investments in certain Euro denominated subsidiaries. The following table summarizes the principal terms of our cross-currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2024 and 2023.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2024	Fair Value at September 30, 2023
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$1 million	$12 million

We also have foreign currency exposures arising from the denomination of monetary assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2024 and 2023, we had $138 million and $82 million, respectively, in notional foreign currency contracts, which were denominated in Indonesian rupiah, Czech koruna, and Colombian peso. These forwards had a fair value of less than $1 million as of both September 30, 2024 and 2023.

In certain situations where we have forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

In fiscal 2024 and 2023, due to the weakening of most foreign currencies against the U.S. dollar, foreign currency translations in the aggregate decreased our business segment EBIT by $5 million and $16 million, respectively, which affected the results of the Reinforcement Materials and Performance Materials segments. In fiscal 2024 and 2023, we recognized a net foreign exchange loss of $46 million and $35 million, respectively, in Other income (expense) from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine peso in both periods.

Item 8. Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2024	2023	2022
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,994	$3,931	$4,321
Cost of sales	3,034	3,092	3,436
Gross profit	960	839	885
Selling and administrative expenses	283	253	258
Research and technical expenses	63	57	55
Loss on sale of business and asset impairment charge (Note D)	—	3	207
Gain on bargain purchase of a business (Note C)	—	—	(24)
Income (loss) from operations	614	526	389
Interest and dividend income	32	31	11
Interest expense	(81)	(90)	(56)
Other income (expense)	(36)	(16)	(9)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	529	451	335
(Provision) benefit for income taxes	(111)	28	(102)
Equity in earnings of affiliated companies, net of tax	6	5	10
Net income (loss)	424	484	243
Net income (loss) attributable to noncontrolling interests, net of tax of $11, $9 and $8	44	39	34
Net income (loss) attributable to Cabot Corporation	$380	$445	$209

Weighted-average common shares outstanding:
Basic	55.1	56.1	56.5
Diluted	55.7	56.5	56.9

Earnings (loss) per common share:
Basic	$6.79	$7.79	$3.65
Diluted	$6.72	$7.73	$3.62

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2024	2023	2022
	(In millions)
Net income (loss)	$424	$484	$243
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	18	80	(175)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(4)	(6)	(6)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	2	2	2
Pension and other postretirement benefit liability adjustments, net of tax	(9)	1	14
Other comprehensive income (loss), net of tax of $14, $1 and $3	7	77	(165)
Comprehensive income (loss)	431	561	78
Net income (loss) attributable to noncontrolling interests, net of tax	44	39	34
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	5	—	(15)
Comprehensive income (loss) attributable to noncontrolling interests	49	39	19
Comprehensive income (loss) attributable to Cabot Corporation	$382	$522	$59

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2024	2023
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$223	$238
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $2	733	695
Inventories	552	585
Prepaid expenses and other current assets	97	108
Total current assets	1,605	1,626
Property, plant and equipment	4,082	3,827
Accumulated depreciation	(2,548)	(2,415)
Net property, plant and equipment	1,534	1,412
Goodwill	133	134
Equity affiliates	23	20
Intangible assets, net	53	60
Deferred income taxes	216	180
Other assets	172	172
Total assets	$3,736	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2024	2023
	(In millions, except share and per share amounts)
Current liabilities:
Short-term borrowings	$45	$174
Accounts payable and accrued liabilities	676	600
Income taxes payable	43	40
Current portion of long-term debt	8	8
Total current liabilities	772	822
Long-term debt	1,087	1,094
Deferred income taxes	42	50
Other liabilities	245	231
Commitments and contingencies (Note T)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 54,430,316 and 55,379,636 shares, Outstanding: 54,297,251 and 55,243,804 shares	54	55
Less cost of 133,065 and 135,832 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,734	1,574
Accumulated other comprehensive income (loss)	(360)	(362)
Total Cabot Corporation stockholders’ equity	1,425	1,264
Noncontrolling interests	165	143
Total stockholders’ equity	1,590	1,407
Total liabilities and stockholders’ equity	$3,736	$3,604
The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2024	2023	2022
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$424	$484	$243
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	151	144	146
Loss on sale of a business and asset impairment charge	—	3	207
Gain on bargain purchase of a business	—	—	(24)
Gain on sale of land	—	(1)	(17)
Deferred tax provision (benefit)	(37)	(156)	(40)
Employee benefit plan settlement	—	—	(1)
Equity in net income of affiliated companies	(6)	(5)	(10)
Share-based compensation	25	20	23
Other non-cash (income) expense	63	4	20
Cash dividends received from equity affiliates	2	2	1
Changes in assets and liabilities:
Accounts and notes receivable	(26)	153	(287)
Inventories	41	96	(259)
Prepaid expenses and other assets	2	1	(25)
Accounts payable and accrued liabilities	42	(152)	115
Income taxes payable	3	(4)	15
Other liabilities	8	6	(7)
Cash provided by operating activities	692	595	100

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(241)	(244)	(211)
Proceeds from sale of a business	—	6	79
Cash paid for acquisition of business, net of cash acquired of $—, $— and $5	—	—	(9)
Proceeds from sale of land	—	7	18
Proceeds from insurance settlements	—	12	1
Other	6	5	4
Cash used in investing activities	(235)	(214)	(118)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	24	26
Repayments of short-term borrowings	(1)	(48)	—
Proceeds from issuance of (repayments of) commercial paper, net	(127)	(149)	250
Proceeds from long-term debt, net of issuance costs	15	84	394
Repayments of long-term debt	(30)	(90)	(372)
Purchases of common stock	(172)	(98)	(53)
Proceeds from sales of common stock	20	4	6
Cash dividends paid to noncontrolling interests	(27)	(42)	(22)
Cash dividends paid to common stockholders	(93)	(88)	(84)
Cash provided by (used in) financing activities	(415)	(403)	145
Effects of exchange rate changes on cash	(57)	54	(91)
Increase (decrease) in cash, cash equivalents	(15)	32	36
Cash, cash equivalents at beginning of year	238	206	170
Cash, cash equivalents at end of year	$223	$238	$206

Non-cash investing activities and supplemental cash flow information:
Additions to property, plant and equipment included in Accounts payable and accrued liabilities	$50	$41	$24
Income taxes paid	$136	$140	$129
Interest paid	$82	$85	$46

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2021	56,727	$53	$24	$1,159	$(289)	$947	$143	$1,090
Net income (loss)				209		209	34	243
Total other comprehensive income (loss)					(150)	(150)	(15)	(165)
Cash dividends declared to noncontrolling interests						—	(28)	(28)
Cash dividends declared to common stockholders, $1.48 per share				(84)		(84)		(84)
Issuance of stock under equity compensation plans	359	—	6			6		6
Share-based compensation			23			23		23
Purchase and retirement of common stock	(837)	(1)	(52)	—		(53)		(53)
Balance at September 30, 2022	56,249	52	1	1,284	(439)	898	134	1,032
Net income (loss)				445		445	39	484
Total other comprehensive income (loss)					77	77	—	77
Cash dividends declared to noncontrolling interests						—	(30)	(30)
Cash dividends declared to common stockholders, $1.54 per share				(88)		(88)		(88)
Issuance of stock under equity compensation plans	357	1	3			4		4
Share-based compensation			26			26		26
Purchase and retirement of common stock	(1,362)	(1)	(30)	(67)		(98)		(98)
Balance at September 30, 2023	55,244	52	—	1,574	(362)	1,264	143	1,407
Net income (loss)				380		380	44	424
Total other comprehensive income (loss)					2	2	5	7
Cash dividends declared to noncontrolling interests						—	(27)	(27)
Cash dividends declared to common stockholders, $1.66 per share				(93)		(93)		(93)
Issuance of stock under equity compensation plans	912	1	19			20		20
Share-based compensation			25			25		25
Purchase and retirement of common stock	(1,859)	(2)	(44)	(127)		(173)		(173)
Balance at September 30, 2024	54,297	$51	$—	$1,734	$(360)	$1,425	$165	$1,590

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2024, has determined that they are readily convertible to cash.

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

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. As of September 30, 2024 and 2023, Cabot had equity affiliate investments of $23 million and $20 million, respectively. Dividends declared and received from these investments were $2 million, $2 million and $1 million in fiscal 2024, 2023 and 2022, respectively.

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

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds, specialty carbons and battery materials product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of September 30, 2024.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. The fair value is also benchmarked against the value calculated from a market approach using the guideline public company method. Based on the Company's most recent annual goodwill impairment test performed as of August 31, 2024, the fair values of the Reinforcement Materials, fumed metal oxides, specialty compounds, specialty carbons and battery materials reporting units were substantially in excess of their carrying values.

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

Cabot capitalizes interest costs when they are part of the cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2024, 2023 and 2022, Cabot capitalized $9 million, $6 million and $3 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk-free rate. Cabot recognizes ARO liabilities and costs when they are probable and can be reasonably estimated. In certain instances, Cabot has not recorded a reserve for AROs because the timing of disposal of the underlying asset is unknown. The ARO reserves were $11 million as of both September 30, 2024 and 2023. The ARO balances are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. The functional currency of Cabot’s foreign subsidiaries that operate in a highly inflationary economy is the U.S. dollar. Refer below to Argentinian Government Actions for detail regarding foreign currency exchange losses recorded by Cabot’s wholly-owned Argentinian subsidiary which operates in a highly inflationary economy. Cabot’s operations in other highly inflationary economies are not material.

Unrealized currency translation adjustments (“CTA”) are included as a separate component of Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; (ii) income taxes upon future repatriation of unremitted earnings from non-U.S. subsidiaries that are not indefinitely reinvested; and (iii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included within the CTA component of Other comprehensive income (loss). In fiscal 2024, 2023 and 2022, net foreign currency transaction loss of $46 million, $35 million, and $13 million, respectively, is included in Other income (expense) in the Consolidated Statements of Operations.

Argentinian Government Actions

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During fiscal 2024, 2023 and 2022, the Company recorded foreign exchange losses of $43 million, $33 million and $15 million respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances. These total foreign exchange losses included foreign exchange losses related to a single devaluation action by the Argentine government of $33 million, $7 million and nil that occurred in fiscal 2024, 2023 and 2022, respectively. The Company invested cash in money market funds and recorded investment income of $17 million, $16 million, and $5 million for fiscal 2024, 2023 and 2022, respectively. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

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

Share Repurchases

Periodically, Cabot repurchases shares of the Company’s common stock under the authorization provided by the Board of Directors. The Company retires the repurchased shares and records the excess of the purchase price over par value to additional paid-in capital (“APIC”) until such amount is reduced to zero and then charges the remainder against retained earnings.

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

Revenue Recognition

Cabot recognizes revenue when its customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which the Company expects to receive in exchange for those goods or services. The Company’s contracts with customers are generally for products only and do not include other performance obligations. Generally, Cabot considers purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, the Company evaluates whether the price is subject to adjustments, such as for returns, discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which the Company expects to be entitled. Substantially all revenue from product sales is based on a point in time model and is recognized when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer. For contracts where Cabot completes its performance obligation prior to its right to consideration or contracts where consideration is received prior to completing the Company’s performance obligation, the Company records a contract asset or a contract liability, respectively, on the Consolidated Balance Sheets.

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

Share-based Compensation

Cabot recognizes compensation expense for share-based awards granted to employees using the fair value method. Under the fair value recognition provisions, share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of what level of performance the Company will achieve for Cabot’s performance-based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of restricted stock units is determined using the closing price of Cabot stock on the day of the grant. The Company recognizes forfeitures as they occur.

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

Contingencies

Cabot accrues costs related to contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. Contingencies could arise from litigation, environmental remediation or contractual arrangements. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range would be considered more likely than any other estimate. The amount accrued is determined through the evaluation of various information, which could include claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute, and the Company’s prior experience. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by either the receipt of cash or a contractual agreement.

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

Note B. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2022, the Financial Accounting Standards Board (“FASB”) issued a new standard on the disclosure of supplier financing programs. The new standard requires qualitative and quantitative disclosures as to the nature and potential magnitude of such programs in addition to program activity and changes for the periods presented. The Company adopted this standard on October 1, 2023. See Note U for disclosures related to the Company's supplier financing programs. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2024, the Securities and Exchange Commission (“SEC”) issued its final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors that requires the Company to provide certain climate-related information. The rule provided a phased-in compliance period and was effective for fiscal years beginning after December 15, 2024, with early adoption permitted. In April 2024, the SEC voluntarily stayed its rule pending completion of judicial review by the U.S. Court of Appeals for the Eighth Circuit and, therefore, the timing of the effectiveness of these disclosure requirements is uncertain. The Company is currently monitoring the timing of adoption and evaluating the impact of the potential adoption of this standard on the Company’s Consolidated Financial Statements.

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

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) published its model rules “Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation. The new rules will apply to the Company’s fiscal years and interim periods beginning October 1, 2024. As countries implement legislations and the OECD provides additional guidance, the Company is monitoring the impact to the Company’s Consolidated Financial Statements, which is currently expected to not be material.

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

Note D. Divestitures

Sale of Purification Solutions Business

In March 2022, the Company completed the sale of its Purification Solutions business, a reporting segment of the Company, to an affiliate of funds advised by One Equity Partners for total cash proceeds of $85 million, net of $7 million cash transferred. The Company recognized a pre-tax impairment charge of $197 million and a pre-tax loss on sale of the Purification Solutions business of

$10 million during fiscal 2022. The purchase price of the Purification Solutions was finalized in fiscal 2023 and resulted in an additional pre-tax loss on sale of $3 million.

Note E. Inventories

Inventories, net of obsolete, unmarketable and slow-moving reserves, are as follows:

	September 30
	2024	2023
	(In millions)
Raw materials	$150	$148
Finished goods	333	374
Other(1)	69	63
Total	$552	$585

(1)
Other inventory is comprised of certain spare parts and supplies.

At both September 30, 2024 and 2023, total inventory reserves were $14 million.

Note F. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2024	2023
	(In millions)
Land and land improvements	$74	$72
Buildings	601	576
Machinery and equipment	2,780	2,622
Other	235	228
Construction in progress	392	329
Total property, plant and equipment	4,082	3,827
Less: Accumulated depreciation	(2,548)	(2,415)
Net property, plant and equipment	$1,534	$1,412

Depreciation expense for fiscal 2024, 2023 and 2022 was $145 million, $138 million and $140 million, respectively.

Note G. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the fiscal year ended September 30, 2024 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2022	$46	$83	$129
Foreign currency impact	5	-	5
Balance at September 30, 2023	51	83	134
Foreign currency impact	(3)	2	(1)
Balance at September 30, 2024	$48	$85	$133

The following table provides information regarding the Company’s intangible assets with finite lives:

	September 30, 2024			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Developed technologies	$34	$(12)	$22	$34	$(10)	$24
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	60	(30)	30	65	(30)	35
Total intangible assets	$96	$(43)	$53	$101	$(41)	$60

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of seventeen years. Amortization expense for each of fiscal 2024, 2023 and 2022 was $6 million and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2024	2023
	(In millions)
Accounts payable	$495	$438
Accrued employee compensation	74	55
Other accrued liabilities	107	107
Total	$676	$600

Other long-term liabilities consist of the following:

	September 30
	2024	2023
	(In millions)
Employee benefit plan liabilities	$52	$48
Operating lease liabilities	88	84
Other accrued liabilities	105	99
Total	$245	$231

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

There was an outstanding balance of commercial paper of $45 million as of September 30, 2024 with a weighted average interest rate of 4.94% and an outstanding balance of $172 million as of September 30, 2023 with a weighted average interest rate of 5.44%.

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2024	2023
	(In millions)
Variable Rate Debt:
Revolving Credit Facility, expires fiscal 2027	$—	$—
Revolving Credit Facility - Euro, expires fiscal 2027	113	120
Total variable rate debt	113	120
Fixed Rate Debt:
3.4% Notes due fiscal 2026	250	250
4.0% Notes due fiscal 2029	300	300
5.0% Notes due fiscal 2032	400	400
Medium-Term Notes due fiscal 2028, 6.57% — 7.28%	8	8
Chinese Renminbi Debt, due fiscal 2025, 4.3%	4	4
Total fixed rate debt	962	962
Finance lease obligations (Note S)	27	28
Unamortized debt issuance costs and debt discount	(7)	(8)
Total debt	1,095	1,102
Less current portion of long-term debt	(8)	(8)
Total long-term debt	$1,087	$1,094

Revolving Credit Facility, expiring fiscal 2027—In August 2021, the Company entered into a revolving credit agreement (the “U.S. Credit Agreement”) with a loan commitment not to exceed $1 billion. The U.S. Credit Agreement supports the Company’s issuance of commercial paper, and borrowings may be used for working capital, letters of credit and other general corporate purposes. Outstanding commercial paper balances reduce the amount available for borrowing under the U.S. Credit Agreement, which was $955 million as of September 30, 2024. The U.S. Credit Agreement, which matures in August 2027, contains affirmative and negative covenants, the financial debt covenant described below, and annual sustainability performance targets related to the Company’s reduction in its nitrogen oxide and sulfur dioxide emissions intensity, the achievement of which may adjust pricing under the U.S. Credit Agreement. The borrowing rate is currently based on an adjusted daily risk-free borrowing rate, plus a Cabot-specific spread based on the Company’s credit rating and achievement on the annual sustainability performance targets. Based on the performance against the sustainability performance targets during calendar year 2023, the commitment fee and borrowing rate was reduced by 0.005% and 0.025%, respectively, effective from July 2024 through August 2025.

Revolving Credit Facility-Euro, expiring fiscal 2027—In May 2023, several subsidiaries entered into a revolving credit agreement (the “Euro Credit Agreement”, and together with the U.S. Credit Agreement, the "Credit Agreements") with a loan commitment not to exceed 300 million Euros. The amount available for borrowing under this revolving credit agreement was $222 million as of September 30, 2024, and the weighted average interest rate on the outstanding balance during the year was 5.40%. The borrowing rate is based on an adjusted daily risk-free borrowing rate, plus a Cabot-specific spread based on the Company’s credit rating. The revolving credit agreement, which matures in August 2027, may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of the Company’s foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company. The Company paid debt issuance costs of $1 million upon entering the agreement, which are being amortized over the life of the revolver.

Debt Covenants—As of September 30, 2024, Cabot was in compliance with the financial debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lessor of (i) unrestricted cash and cash equivalents and (ii) $150 million.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of both September 30, 2024 and 2023.

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

Medium-Term Notes—At both September 30, 2024 and 2023, there were $8 million of unsecured medium-term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium-term notes is 3 years with a weighted average interest rate of 7.24%.

Finance Lease obligations—See Note S for a discussion of the Company’s leases.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented separately in Note S, due in each of the five years from fiscal 2025 through 2029 and thereafter are as follows:

Years Ending September 30	Principal Payments on Long-Term Debt
(In millions)
2025	$4
2026	250
2027	113
2028	8
2029	300
Thereafter	400
Total	$1,075

Standby letters of credit—At September 30, 2024, the Company had provided standby letters of credit that were outstanding and not drawn totaling $7 million, which expire through fiscal 2025.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2024 or 2023.

At both September 30, 2024 and 2023, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At both September 30, 2024 and 2023, Cabot had derivatives relating to foreign currency risks carried at fair value. The Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Cabot or the financial counterparty to perform. For interest rate and cross-currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both September 30, 2024 and 2023, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets was $8 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were each $1.08 billion as of September 30, 2024 and $1.08 billion and $1.04 billion, respectively, as of September 30, 2023. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximates the fair value. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

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

The Company had no significant concentration of credit risk at September 30, 2024 and 2023.

The following table provides details of the derivatives held as of September 30, 2024 and 2023 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2024	September 30, 2023	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts(1)	N/A	USD 138 million	USD 82 million	No designation

(1)
At both September 30, 2024 and 2023, the Company’s forward foreign exchange contracts were denominated in Indonesian rupiah, Czech koruna, and Colombian peso.

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

Cash settlements related to the net investment hedge occur semi-annually on March 15thand September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in 2026. During each of fiscal 2024, 2023 and 2022, the Company received net cash interest of $4 million. As of September 30, 2024 and 2023, the fair value of these swaps was an asset of $1 million and $12 million, respectively, and was included in Prepaid expenses and other current assets and Other assets, and the cumulative unrealized gain of $5 million and $15 million, respectively, was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps, net of tax, to AOCI and the Consolidated Statements of Operations:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Gain/(loss) recognized in AOCI	$(6)	$(13)	$30
(Gain)/loss reclassified from AOCI into Interest expense	$(4)	$(6)	$(6)
(Gain)/loss recognized in Interest expense (amount excluded from effectiveness testing)	$2	$2	$2

Forward Foreign Currency Contracts

At both September 30, 2024 and 2023, the Company had foreign currency forward contracts that were not designated as hedges for accounting purposes. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

At both September 30, 2024 and 2023, the fair value of derivative instruments not designated as hedges was less than $1 million and was presented in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

During fiscal 2022, the Company recorded expenses of $6 million for clean-up costs, inventory, and fixed asset impairments and simultaneously recognized a fully offsetting loss recovery from expected insurance proceeds. During fiscal 2023, the Company recognized gains of $9 million related to lost margin and the replacement value of fixed assets exceeding their net book value. The flood-related expenses, loss recoveries and gains are included within Cost of sales in the Consolidated Statements of Operations in fiscal 2023 and 2022.

During fiscal 2023 and 2022, the Company received insurance proceeds of $14 million and $11 million, respectively. Of the proceeds received, $12 million and $1 million is included in Cash provided by investing activities and $2 million and $10 million, is included in Cash provided by operating activities for fiscal 2023 and 2022, respectively, in the Consolidated Statements of Cash Flows.

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

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $2 million for the U.S. defined benefit plan and $145 million for the foreign defined benefit plans as of September 30, 2024 and $2 million for the U.S. defined benefit plans and

$131 million for the foreign defined benefit plans as of September 30, 2023. The U.S. defined benefit plan is the frozen Supplemental Cash Balance Plan.

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2024		2023		2024		2023
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$2	$139	$2	$133	$14	$11	$16	$13
Service cost	—	3	—	3	—	—	—	—
Interest cost	—	8	—	7	—	1	1	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	5	—	6	—	—	—	1
(Gain) loss from changes in actuarial assumptions and plan experience	—	12	—	(4)	1	2	(1)	(3)
Benefits paid	—	(8)	—	(5)	(2)	(1)	(2)	(1)
Settlements or curtailments	—	(5)	—	(2)	—	(1)	—	—
Benefit obligation at end of year	$2	$155	$2	$139	$13	$12	$14	$11

	Years Ended September 30
	2024		2023		2024		2023
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$144	$—	$135	$—	$—	$—	$—
Actual return on plan assets	—	13	—	4	—	—	—	—
Employer contribution	—	4	—	4	2	2	2	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	7	—	7	—	—	—	—
Benefits paid	—	(8)	—	(5)	(2)	(1)	(2)	(1)
Settlements or curtailments	—	(5)	—	(2)	—	(1)	—	—
Fair value of plan assets at end of year	$—	$156	$—	$144	$—	$—	$—	$—
Funded status	$(2)	$1	$(2)	$5	$(13)	$(12)	$(14)	$(11)
Recognized asset (liability)	$(2)	$1	$(2)	$5	$(13)	$(12)	$(14)	$(11)

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	2024		2023		2022
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	5.1%	4.1%	6.0%	4.7%	5.5%	4.5%
Rate of increase in compensation	N/A	2.9%	N/A	3.0%	3.0%	3.0%
Cash balance interest credit rate	2.0%	2.2%	2.0%	2.1%	2.0%	2.0%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	6.0%	4.7%	5.6%	4.5%	2.2%	2.1%
Discount rate - service cost	N/A	3.9%	N/A	3.6%	N/A	2.0%
Discount rate - interest cost	6.0%	4.7%	5.3%	4.5%	1.6%	1.7%
Expected long-term rate of return on plan assets	N/A	5.2%	N/A	5.1%	N/A	3.5%
Rate of increase in compensation	N/A	3.0%	N/A	3.0%	N/A	2.9%
Cash balance interest credit rate	2.0%	2.1%	2.0%	2.0%	2.0%	1.7%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	2024		2023		2022
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	5.1%	4.8%	6.0%	5.7%	5.6%	5.1%
Initial health care cost trend rate	5.0%	6.3%	5.0%	6.4%	—%	6.8%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	6.0%	5.7%	5.6%	5.1%	2.4%	2.8%
Discount rate - service cost	6.0%	5.6%	5.4%	5.1%	1.7%	3.5%
Discount rate - interest cost	5.9%	5.7%	5.3%	5.1%	1.6%	2.5%
Initial health care cost trend rate	5.0%	6.4%	—%	6.8%	5.5%	6.9%

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

Amounts recognized in the Consolidated Balance Sheets at September 30, 2024 and 2023 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2024		2023		2024		2023
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Other assets	$—	$31	$—	$30	$—	$—	$—	$—
Accounts payable and accrued liabilities	$—	$(2)	$—	$(1)	$(2)	$(1)	$(2)	$(1)
Other liabilities	$(2)	$(28)	$(2)	$(24)	$(11)	$(11)	$(12)	$(10)

Amounts recognized in AOCI at September 30, 2024 and 2023 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2024		2023		2024		2023
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net actuarial (gain) loss	$—	$32	$—	$24	$(5)	$(4)	$(6)	$(7)
Net prior service credit	—	(1)	—	(1)	—	—	—	—
Balance in accumulated other comprehensive (income) loss, pretax	$—	$31	$—	$23	$(5)	$(4)	$(6)	$(7)

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2025 to 2034:

	Pension Benefits		Postretirement Benefits
Years Ending September 30	U.S.	Foreign	U.S.	Foreign
	(In millions)
2025	$—	$9	$2	$1
2026	$—	$9	$1	$1
2027	$—	$11	$1	$1
2028	$—	$10	$1	$1
2029	$—	$10	$1	$1
2030 - 2034	$1	$53	$5	$4

Postretirement benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be $3 million in fiscal 2025. The Company expects to contribute $5 million to its pension plans in fiscal 2025.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2024		2023		2022		2024		2023		2022
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$3	$—	$3	$—	$4	$—	$—	$—	$—	$—	$—
Interest cost	—	8	—	7	—	4	1	1	1	1	—	1
Expected return on plan assets	—	(9)	—	(7)	—	(6)	—	—	—	—	—	—
Amortization of net (gains) losses	—	—	—	(1)	—	1	(1)	(1)	(1)	—	—	—
Settlements or Curtailments (gains) cost	—	—	—	—	—	—	—	—	—	—	(1)	—
Net periodic (benefit) cost	$—	$2	$—	$2	$—	$3	$—	$—	$—	$1	$(1)	$1

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows:

	Years Ended September 30
	2024		2023		2022		2024		2023		2022
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net (gains) losses	$—	$9	$—	$1	$—	$(2)	$—	$2	$(1)	$(3)	$(4)	$(4)
Prior service (credit) cost	—	(1)	—	—	—	—	—	—	—	—	—	—
Amortization of prior unrecognized gains (losses)	—	—	—	1	—	(1)	2	—	1	—	—	—
Loss on divestiture	—	—	—	—	—	(2)	—	—	—	—	—	—
(Loss) gain on settlements	—	—	—	—	—	—	—	—	—	—	1	—
Net changes recognized in Total other comprehensive (income) loss (1)	$—	$8	$—	$2	$—	$(5)	$2	$2	$—	$(3)	$(3)	$(4)

(1)
The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax benefit of $2 million, a tax provision of less than $1 million, and a tax benefit of $3 million for fiscal 2024, 2023 and 2022, respectively.

U.K. Plans Termination

In fiscal 2023, the Company commenced the plan termination process for the Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan and expects to complete the transaction in fiscal 2025.

Plan Assets

The Company’s foreign defined benefit pension plans weighted-average asset allocations at September 30, 2024 and 2023 by asset category, are as follows:

	September 30
	2024	2023
Equity securities	19%	19%
Debt securities	33%	31%
Real estate	11%	10%
Cash and other securities	37%	40%
Total	100%	100%

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

Cabot’s investment strategy for each of its foreign defined benefit plans is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high-quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the foreign plans is 29% in equity, 47% in fixed income, 18% in real estate and 6% in cash and other securities. The actual weighted average asset allocations are temporarily changed as a result of the insurance contracts with Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan purchased with plan assets in anticipation of the settlement discussed above.

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

The fair value of the Company’s pension plan assets at September 30, 2024 and 2023 by asset category is as follows:

	September 30
	2024			2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Cash	$1	$—	$1	$—	$—	$—
Direct investments:
U.S government bonds	—	—	—	—	—	—
U.S. corporate bonds	—	—	—	—	—	—
Non-U.S. equities	7	—	7	6	—	6
Non-U.S. government bonds	2	—	2	2	—	2
Non-U.S. corporate bonds	3	1	4	3	—	3
Mortgage-backed securities	—	—	—	—	1	1
Other fixed income	1	—	1	1	—	1
Total direct investments	13	1	14	12	1	13
Investment funds:
Equity funds(1)	—	16	16	—	21	21
Fixed income funds(2)	—	46	46	—	38	38
Real estate funds(3)	—	18	18	—	15	15
Cash equivalent funds	—	—	—	4	—	4
Other investment funds	—	6	6	—	—	—
Total investment funds	—	86	86	4	74	78
Alternative investments:
Insurance contracts(4)	—	54	54	—	52	52
Other alternative investments	—	1	1	—	1	1
Total alternative investments	—	55	55	—	53	53
Total pension plan assets	$14	$142	$156	$16	$128	$144

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

Defined Contribution Plans

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Cabot recognized expenses related to these plans of $20 million, $19 million and $15 million in fiscal 2024, 2023 and 2022, respectively.

Note N. Share-Based Compensation

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

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The awards made in fiscal 2024, 2023 and 2022 consist of grants of stock options, time-based restricted stock units and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three-year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

Share-based employee compensation expense was $23 million, $18 million and $22 million, after tax, for fiscal 2024, 2023 and 2022, respectively.

The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Cost of sales	$2	$2	$3
Selling and administrative expenses	21	16	18
Research and technical expenses	2	2	2
Share-based compensation expense	25	20	23
Income tax benefit	(2)	(2)	(1)
Net share-based compensation expense	$23	$18	$22

As of September 30, 2024, Cabot had $22 million and $3 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately one year for restricted stock units and options.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2024:

	Stock Options		Restricted Stock Units
	Total Options (1)	Weighted Average Exercise Price	Restricted Stock Units(4)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2023	1,641	$52.27	938	$54.45
Granted	174	$74.40	242	$75.98
Performance-based adjustment(2)	—	$—	63	$67.27
Exercised / Vested	(428)	$46.98	(478)	$42.32
Cancelled / Forfeited	(3)	$74.40	(42)	$63.67
Outstanding at September 30, 2024(3)	1,384	$56.65	723	$70.25
Exercisable at September 30, 2024	1,011	$51.63

(1)
Unvested stock options were approximately 373,000 and 469,000 at September 30, 2024 and 2023 and their weighted average grant date fair values were $70.24 and $57.92, respectively.
(2)
Represents the net incremental number of shares issuable upon vesting of performance-based restricted stock units based on the Company’s actual financial performance metrics for fiscal 2024.
(3)
Stock options outstanding include options vested and expected to vest in the future and have a weighted average remaining contractual life of 5.88 years.
(4)
The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

Stock Options

As of September 30, 2024, the aggregate intrinsic value for all options outstanding and options exercisable was $76 million. The intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $17 million, $2 million and $4 million, respectively, and the Company received cash of $20 million, $4 million and $6 million, respectively, from these exercises. The Company recognized a tax benefit of $2 million in fiscal 2024 and immaterial tax benefits in fiscal 2023 and 2022 from the exercise of stock options which were included in (Provision) benefit for income taxes within the Consolidated Statements of Operations.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2024, 2023 and 2022 was $27.42, $26.28, and $15.95 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2024	2023	2022
Expected stock price volatility	39%	38%	35%
Risk free interest rate	4.8%	4.0%	1.4%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.60	$1.48	$1.40

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2024, 2023 and 2022 was $75.98, $73.68 and $58.72, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vesting) that vested during fiscal 2024, 2023 and 2022 was $37 million, $20 million and $13 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees when the retirement plan limits established under the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 117,000 and 113,000 shares of Cabot common stock as of September 30, 2024 and 2023, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which was immaterial as of September 30, 2024 and 2023, was included in Other liabilities in the Consolidated Balance Sheets and marked-to-market quarterly.

Note O. Restructuring

2024 Reorganizations

During the first quarter of fiscal 2024, the Company initiated restructuring activities in both its Reinforcement Materials segment (“RM Plan”) and its Performance Chemicals segment (“PC Plan”). Under the RM Plan, the Company closed its reinforcing carbons unit at the facility in Tianjin, China that the Company acquired from Tokai Carbon Group in February 2022, consolidating its reinforcing carbons operations and reducing ongoing operational costs. Under the PC Plan, the Company has temporarily idled its aerogel manufacturing plant in Frankfurt, Germany and reorganized certain positions within the Performance Chemicals segment to reduce operating costs. Although the Frankfurt facility is idled, the Company continues its efforts to commercialize aerogel for use in thermal insulation for electric vehicles. During fiscal 2024, the Company recorded charges of $13 million primarily for severance related costs and accelerated depreciation as part of these plans. The Company expects to record additional restructuring charges of $1 million related to these plans through fiscal 2025.

Details of the 2024 Reorganization restructuring activities and the related reserves for fiscal 2024 are as follows:

	Severance and Employee Benefits	Accelerated Depreciations on Assets	Other	Total
	(In millions)
Reserve at September 30, 2023	$—	$—	$—	$—
Charges	5	6	2	13
Costs charged against assets	—	(6)	—	(6)
Cash paid	(5)	—	(1)	(6)
Reserve at September 30, 2024	$—	$—	$1	$1

Cabot’s restructuring reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Cost of sales	$12	$4	$1
Selling and administrative expenses	1	—	2
Total	$13	$4	$3

Note P. Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI, net of tax, are as follows for fiscal 2024 and 2023:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at September 30, 2022 attributable to Cabot Corporation	$(429)	$(10)	$(439)
Other comprehensive income (loss) before reclassifications	80	3	83
Amounts reclassified from AOCI	(4)	(2)	(6)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—
Balance at September 30, 2023 attributable to Cabot Corporation	(353)	(9)	(362)
Other comprehensive income (loss) before reclassifications	18	(5)	13
Amounts reclassified from AOCI	(2)	(4)	(6)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	5	—	5
Balance at September 30, 2024 attributable to Cabot Corporation	$(342)	$(18)	$(360)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for fiscal 2024, 2023 and 2022 are as follows:

	Affected Line Item in the Consolidated	Years Ended September 30
	Statements of Operations	2024	2023	2022
		(In Millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(5)	$(6)	$(6)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	2	2	2
Release of current translation adjustment	Loss on sale of business and asset impairment charge	—	—	33
Pension and other postretirement benefit liability adjustment
Release of actuarial losses and prior service cost (credits)	Loss on sale of business and asset impairment charge	—	—	2
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	(2)	(2)	1
Settlement and curtailment loss (gain)	Other income (expense)	—	—	(1)
Total before tax		$(5)	$(6)	$31

Note Q. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (“EPS”) computations:

	Years Ended September 30
	2024	2023	2022
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$380	$445	$209
Less: Dividends and dividend equivalents to participating securities	1	1	1
Less: Undistributed earnings allocated to participating securities(1)	5	7	2
Earnings (loss) allocated to common shareholders (numerator)	$374	$437	$206

Weighted average common shares and participating securities outstanding	56.0	57.3	57.4
Less: Participating securities(1)	0.9	1.2	0.9
Adjusted weighted average common shares (denominator)	55.1	56.1	56.5

Per share amounts—basic:
Net income (loss) attributable to Cabot Corporation	$6.79	$7.79	$3.65

Diluted EPS:
Earnings (loss) allocated to common shareholders	$374	$437	$206
Plus: Earnings allocated to participating securities	6	8	3
Less: Adjusted earnings allocated to participating securities(2)	6	8	3
Earnings (loss) available to common shares (numerator)	$374	$437	$206

Adjusted weighted average common shares outstanding	55.1	56.1	56.5
Effect of dilutive securities:
Common shares issuable(3)	0.6	0.4	0.4
Adjusted weighted average common shares (denominator)	55.7	56.5	56.9

Per share amounts—diluted:
Net income (loss) attributable to Cabot Corporation	$6.72	$7.73	$3.62

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$380	$445	$209
Less: Dividends declared on common stock	92	87	84
Less: Dividends and dividend equivalents to participating securities	1	1	1
Undistributed earnings (loss)	$287	$357	$124
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$282	$350	$122
Undistributed earnings allocated to participating securities	5	7	2
Undistributed earnings (loss)	$287	$357	$124

(2)
Undistributed earnings (loss) are adjusted for the assumed conversion of dilutive securities, which are described in (3) below, to common shares and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For fiscal 2024, 2023 and 2022, 152,917, 138,966 and 214,180 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note R. Income Taxes

Income from operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Domestic	$18	$65	$(20)
Foreign	511	386	355
Income from operations before income taxes and equity in earnings of affiliated companies	$529	$451	$335

Tax provision (benefit) for income taxes consisted of the following:

	Years Ended September 30
	2024	2023	2022
	(In millions)
U.S. federal and state:
Current	$14	$5	$7
Deferred	(31)	(156)	2
Total	(17)	(151)	9
Foreign:
Current	134	123	135
Deferred	(6)	—	(42)
Total	128	123	93
Provision (benefit) for income taxes	$111	$(28)	$102

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Computed tax expense at the federal statutory rate	$111	$95	$70
Foreign impact of taxation at different rates, repatriation, valuation allowance, and other	16	30	38
Global Intangible Low Taxed Income (GILTI)	(3)	15	23
Purification Solutions business divestiture	—	—	(179)
Impact of increase (decrease) in valuation allowance on U.S. deferred taxes	(13)	(156)	160
U.S. and state benefits from research and experimentation activities	(3)	(2)	(2)
Provision (settlement) of unrecognized tax benefits	7	2	1
Permanent differences, net	(2)	(4)	10
State taxes, net of federal effect	(2)	(8)	(19)
Provision (benefit) for income taxes	$111	$(28)	$102

Significant components of deferred income taxes were as follows:

	September 30
	2024	2023
	(In millions)
Deferred tax assets:
Deferred expenses	$40	$50
Intangible assets	47	42
Inventory	14	14
Operating lease liability	29	22
Other	25	6
U.S. federal interest expense carryforward	48	42
Pension and other benefits	25	24
Net operating loss carryforwards ("NOLs")	261	244
Capital loss carryforwards	132	132
Foreign tax credit carryforwards	68	68
R&D credit carryforwards	55	49
Other business credit carryforwards	21	19
Subtotal	765	712
Valuation allowance	(494)	(498)
Total deferred tax assets	$271	$214

	September 30
	2024	2023
	(In millions)
Deferred tax liabilities:
Property, plant and equipment	$(58)	$(47)
Right of use asset	(23)	(22)
Unremitted earnings of non-U.S. subsidiaries	(16)	(15)
Total deferred tax liabilities	$(97)	$(84)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit utilization of the existing deferred tax assets. When performing this assessment, the Company looks to the potential future reversal of existing taxable temporary differences, taxable income in carryback years and the feasibility of tax planning strategies and estimated future taxable income. Failure to achieve operating income targets resulting in a cumulative loss may change the Company’s assessment regarding the realization of Cabot’s deferred tax assets, resulting in valuation allowances being recorded against some or all of the Company’s deferred tax assets. The need for a valuation allowance can also be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. A valuation allowance represents management’s best estimate of the non-realizable portion of the deferred tax assets. Any adjustments in a valuation allowance would result in an adjustment to Provision (benefit) for income taxes in the Consolidated Statement of Operations.

Since 2020, the Company has maintained a valuation allowance against its net U.S. deferred tax assets. On a quarterly basis, the Company evaluates all positive and negative evidence to determine if a valuation allowance is required. In analyzing all available evidence as of September 30, 2024 and 2023, the Company determined that there is sufficient positive evidence outweighing the negative evidence to conclude that it is more likely than not that a portion of the U.S. deferred tax assets are realizable. As a result, the Company reversed a portion of the valuation allowance that was recorded against U.S. net deferred tax assets. This reversal resulted in a non-cash income tax benefit of $24 million and $152 million in fiscal 2024 and 2023, respectively. The Company continues to maintain a valuation allowance in the U.S. against capital losses, interest expense limitation carryforwards, certain foreign tax credits, certain R&D tax credits, and all state deferred tax assets that the Company does not expect to realize.

The valuation allowance decreased by $4 million from $498 million in fiscal 2023 compared to $494 million in fiscal 2024, primarily due to the reversal of a portion of the valuation allowance on U.S. foreign tax credits and R&D tax credits, which was partially offset by an increase in valuation allowance on current year activity of U.S. deferred tax assets.

After the valuation allowance, approximately $35 million of foreign NOLs and less than $1 million of other tax credit carryforwards remained at September 30, 2024. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose.

The following table provides detail surrounding the expiration dates of NOLs, capital loss and other tax credit carryforwards before valuation allowances:

Years Ending September 30	NOLs/Capital Losses	Credits
	(In millions)
2025 - 2031	$1,070	$86
2032 and thereafter	287	56
Indefinite carryforwards	847	2
Total	$2,204	$144

As of September 30, 2024, provisions have not been made for non-U.S. withholding taxes or other applicable taxes on $1.7 billion of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to non-U.S. withholding taxes and other applicable taxes if they were remitted to the U.S.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2024, 2023 and 2022 is as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Balance at beginning of the year	$20	$159	$21
Additions based on tax positions related to the current year	1	1	138
Additions for tax positions of prior years	3	—	2
Reductions of tax positions of prior years	(1)	(137)	(1)
Reductions related to settlements	(1)	(2)	—
Reductions from lapse of statute of limitations	—	(1)	(1)
Balance at end of the year	$22	$20	$159

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2024, the total amount of unrecognized tax benefits was $22 million, of which $9 million was recorded in Other liabilities in the Consolidated Balance Sheet and $13 million was offset against deferred tax assets.

As of September 30, 2023, the total amount of unrecognized tax benefits was $20 million, of which $6 million was recorded in Other liabilities in the Consolidated Balance Sheet and $14 million was offset against deferred tax assets. In 2022, the Company reported an uncertain tax position of $137 million related to the initial anticipated filing position on the character of a portion of the tax loss from the Purification Solutions business divestiture. Upon completion of the U.S. Consolidated tax return in 2023, the Company reversed the $137 million unrecognized tax benefit which reflects the final position taken on the filed tax return. In addition, accruals of $10 million and $5 million were recorded for penalties and interest, as of September 30, 2024 and 2023, respectively. Total penalties and interest recorded in the Provision (benefit) for income taxes in the Consolidated Statements of Operations was $5 million in fiscal 2024 and $2 million in both fiscal 2023 and 2022. If the unrecognized tax benefits were recognized as of September 30, 2024, there would be $22 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

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

In the normal course of its business, the Company enters into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and fifteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. The Company’s land leases have remaining lease terms up to seventy-eight years.

The Company has elected not to recognize short-term leases on the balance sheet for all underlying asset classes. Short-term leases are leases that, at the commencement date, have a lease term of twelve months or less and do not include a purchase option that the Company is reasonably certain to exercise. Short-term leases are expensed on a straight-line basis over the lease term.

The components of the Company’s lease costs were as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Operating lease cost	$25	$26	$23
Finance lease cost	5	6	6
Total lease cost	$30	$32	$29

Included within operating lease costs are short-term lease costs, which were $7 million in both fiscal 2024 and 2023 and $5 million in fiscal 2022. Some lease arrangements require variable payments that are dependent on usage, output, or index-based adjustments. Variable lease costs were $2 million in both fiscal 2024 and 2023 and $1 million in fiscal 2022.

Supplemental cash flow information related to the Company’s leases was as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$18	$17
Operating cash flows from finance leases	1	2	2
Financing cash flows from finance leases	4	3	4
Right-of-use assets obtained in exchange for new operating lease liabilities	$9	$11	$14
Right-of-use assets obtained in exchange for new finance lease liabilities	$2	$4	$1

Supplemental balance sheet information related to the Company’s leases was as follows:

Description	Balance Sheet Classification	September 30, 2024	September 30, 2023
		(In millions)
Lease ROU assets:
Operating	Other assets	$104	$101
Finance	Net property, plant and equipment	37	39
Total lease ROU assets		$141	$140

Lease liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$14	$15
Finance	Current portion of long-term debt	4	4
Long-term:
Operating	Other liabilities	88	84
Finance	Long-term debt	23	24
Total lease liabilities		$129	$127

The following table presents the weighted-average remaining lease term and discount rates for the Company’s leases:

Description	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years):
Operating leases	21	15
Finance leases	9	9
Weighted-average discount rate:
Operating leases	3.11%	3.28%
Finance leases	5.09%	5.38%

Future minimum lease payments under non-cancelable operating and finance leases as of September 30, 2024 were as follows:

Years Ending September 30	Operating leases	Finance leases
	(In millions)
2025	$17	$5
2026	14	5
2027	12	3
2028	10	3
2029	10	3
2030 and thereafter	69	13
Total lease payments	132	32
Less: imputed interest	30	5
Total	$102	$27

Note T. Commitments and Contingencies

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements were $280 million, $370 million and $512 million during fiscal 2024, 2023 and 2022, respectively. Included in those raw materials purchased are purchases from noncontrolling shareholders of consolidated subsidiaries of $138 million, $192 million and $235 million during fiscal 2024, 2023 and 2022, respectively. Accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2024 and 2023, were $12 million and $11 million, respectively.

For these purchase commitments, the amounts included in the table below are based on market prices as of September 30, 2024 which may differ from actual market prices at the time of purchase.

	Payments Due by Fiscal Year
	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Reinforcement Materials	$210	$174	$148	$111	$99	$1,142	$1,884
Performance Chemicals	41	36	36	21	17	207	$358
Total	$251	$210	$184	$132	$116	$1,349	$2,242

The Company has also entered into long-term purchase agreements primarily for services related to information technology, which are not included in the table above, that totaled $31 million as of September 30, 2024, the majority of which is expected to be paid within the next 5 years.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third parties that provides stop-loss protection. The self-insured liability in fiscal 2024 for third-party liabilities was $500,000 per accident for auto, $2 million per occurrence for all other, $1 million per accident for U.S. workers’ compensation, and the retention for medical costs in the United States is at most $275,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of both September 30, 2024 and 2023, Cabot had $5 million reserved for environmental matters, which is included in Accounts payable and accrued liabilities and Other liabilities in the Consolidated Balance sheets. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expense were $1 million in each of fiscal 2024, 2023 and 2022, and are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $1 million in both fiscal 2024 and 2023 and $2 million in fiscal 2022. The Company anticipates that expenditures related to these environmental matters will be made over a number of years.

The operation and maintenance component of the reserve for environmental matters was $4 million and $3 million at September 30, 2024 and 2023, respectively.

In November 2013, Cabot entered into a Consent Decree with the EPA and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot has installed technology controls for the reduction of sulfur dioxide and nitrogen oxide emissions at two of its plants and is in the process of installing these controls at the third plant. Cabot is currently in discussions with the EPA and LDEQ to extend its compliance date at the third plant to mid-2025 based upon force majeure events primarily related to the COVID-19 pandemic.

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

The subsidiary transferred the business to Aearo Technologies (“Aearo”) in July 1995. Cabot agreed to have the subsidiary retain certain liabilities associated with exposure to asbestos and silica while using respirators prior to the 1995 transaction so long as Aearo paid, and continues to pay, Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against those liabilities which Cabot’s subsidiary had agreed to retain. The Company anticipates that it will continue to receive payment of the $400,000 fee from Aearo and thereby retain these liabilities for the foreseeable future. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Because of the difficulty in determining when a particular respirator was manufactured, Aearo and Cabot have applied the retention of liabilities under the 1995 agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. On July 26, 2022, Aearo voluntarily filed for Chapter 11 bankruptcy protection with the stated goal of establishing a trust, funded by Aearo and its parent 3M, to satisfy respirator and other unrelated claims related to earplug products determined to be entitled to compensation. On June 9, 2023, the court dismissed Aearo’s bankruptcy case based on motions filed by various creditors in the case. Aearo appealed the decision but did not seek to stay the dismissal, which made the dismissal effective immediately and ended the automatic bankruptcy stay. In August 2023, Aearo entered into a settlement agreement to resolve the unrelated earplug product claims. Upon joint motion of the parties, Aearo’s appeal was dismissed on July 11, 2024, thereby formally ending its bankruptcy case.

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

Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has periodically engaged, through counsel, the assistance of Gnarus Advisors, LLC (“Gnarus”), a consulting firm in the field of tort liability valuation. Cabot last engaged Gnarus during fiscal year 2023.

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

As of September 30, 2024 and 2023, the Company had $35 million and $38 million, respectively, reserved for its estimated share of liability for pending and future respirator claims, the majority of which the Company expects to incur over the next ten years. The reserve is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. In fiscal 2024, 2023 and 2022, the Company recorded a charge of nil, $8 million and $6 million, respectively, related to the respirator liability which was included in Selling and administrative expense in the Consolidated Statements of Operations.

The Company made payments related to its respirator liability of $3 million, $9 million and $11 million in fiscal 2024, 2023 and 2022, respectively.

The Company’s current estimate of the cost of its share of pending and future respirator liability claims is based on facts and circumstances existing at this time, including the number and nature of the remaining claims. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending claims, (iii) significant changes in the average cost of resolving claims, including potential settlements of groups of claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received or changes in the Company’s assessment of the viability of these claims, (vi) trial and appellate outcomes, (vii) changes in the law and procedure applicable to these claims, (viii) the financial viability of the parties that contribute to the payment of respirator claims , (ix) exhaustion or changes in the recoverability of the insurance coverage maintained by certain members of the Payor Group, or a change in the availability of the indemnity provided by a former owner of AO, (x) changes in the allocation of costs among the various parties paying legal and settlement costs, and (xi) a determination that the assumptions that were used to estimate Cabot’s share of liability are no longer reasonable. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Because reserves are limited to amounts that are probable and estimable as of a relevant measurement date, and there is inherent difficulty in projecting the impact of potential developments on Cabot’s share of liability for these existing and future claims, it is reasonably possible that the liabilities for existing and future claims could change in the near term and that change could be material.

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

Note U. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $16 million and $17 million on September 30, 2024 and 2023, respectively, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The Company’s inkjet colorants are high-quality pigment-based black and color dispersions and inks. The Company’s dispersions are based on patented pigment surface modification technology and polymer encapsulation technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including traditional work-from-home and corporate office settings, and, increasingly, in commercial and corrugated packaging printing, that all require a high level of dispersibility and colloidal stability. Inkjet inks, which utilize the Company’s pigment-based colorant dispersions, are used in the commercial printing segment for graphic arts.

Purification Solutions

Cabot divested its Purification Solutions business on March 1, 2022. Refer to Note D for the terms of this transaction.

Financial information by reportable segment is as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Purification Solutions(1)	Segment Total	Unallocated and Other(2)	Consolidated Total
	(In millions)
2024
Revenues from external customers(3)	$2,610	$1,250	$—	$3,860	$134	$3,994
Depreciation and amortization	$66	$78	$—	$144	$7	$151
Equity in earnings of affiliated companies	$2	$4	$—	$6	$—	$6
Income (loss) from operations before income taxes(4)	$537	$164	$—	$701	$(172)	$529
Assets(5)	$1,751	$1,494	$—	$3,245	$491	$3,736
Total expenditures for additions to long-lived assets(6)	$165	$76	$—	$241	$8	$249
2023
Revenues from external customers(3)	$2,563	$1,225	$—	$3,788	$143	$3,931
Depreciation and amortization	$70	$72	$—	$142	$2	$144
Equity in earnings of affiliated companies	$2	$3	$—	$5	$—	$5
Income (loss) from operations before income taxes(4)	$482	$125	$—	$607	$(156)	$451
Assets(5)	$1,632	$1,473	$—	$3,105	$499	$3,604
Total expenditures for additions to long-lived assets(6)	$149	$108	$—	$257	$8	$265
2022
Revenues from external customers(3)	$2,673	$1,388	$97	$4,158	$163	$4,321
Depreciation and amortization	$70	$72	$3	$145	$1	$146
Equity in earnings of affiliated companies	$4	$5	$1	$10	$—	$10
Income (loss) from operations before income taxes(4)	$408	$234	$—	$642	$(307)	$335
Assets(5)	$1,691	$1,458	$—	$3,149	$376	$3,525
Total expenditures for additions to long-lived assets(6)	$114	$100	$3	$217	$4	$221

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
(3)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other are summarized as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Shipping and handling fees	$123	$132	$162
By-product sales	8	5	8
Other	3	6	(7)
Total	$134	$143	$163

(4)
Consolidated Total Income (loss) from operations before income taxes reconciles to Income (loss) from operations before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Total Income (loss) from operations before income taxes that are categorized as Unallocated and Other includes:

	Years Ended September 30
	2024	2023	2022
	(In millions)
Interest expense	$(81)	$(90)	$(56)
Certain items:(a)
Argentina controlled currency devaluation and other losses	(43)	(7)	—
Global restructuring activities (Note O)	(13)	(4)	(3)
Legal and environmental matters and reserves (Note T)	(2)	(10)	(9)
Gain on sale of land	—	1	17
Acquisition and integration-related charges	—	(4)	(6)
Loss on sale of business and asset impairment charge (Note D)	—	(3)	(207)
Gain on bargain purchase of a business (Note C)	—	—	24
Specialty Fluids divestiture related benefit	—	—	5
Employee benefit plan settlement and other charges	—	—	1
Purification Solutions divestiture related charges	—	—	(5)
Other certain items	(1)	(2)	—
Total certain items, pre-tax	(59)	(29)	(183)
Unallocated corporate costs(b)	(68)	(54)	(59)
General unallocated income (expense)(c)	42	22	1
Less: Equity in earnings of affiliated companies, net of tax(d)	6	5	10
Total	$(172)	$(156)	$(307)

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
(5)
Unallocated and Other assets include cash, marketable securities, cost investments, income taxes receivable, deferred taxes, and headquarters’ assets.
(6)
Expenditures for additions to long-lived assets include property, plant and equipment.

Geographic Information

Revenues from external customers attributable to an individual country, other than the U.S. and China, were not material for disclosure. Revenues from external customers by individual country are summarized as follows:

	Years Ended September 30
	2024	2023	2022
	(In millions)
United States	$733	$738	$842
China	983	972	1,129
Other countries	2,278	2,221	2,350
Total	$3,994	$3,931	$4,321

Each of the Company’s segments operates globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenue from external customers by geographic region.

	Year Ended September 30, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$1,056	$378	$1,434
Asia Pacific	1,015	506	1,521
Europe, Middle East and Africa	539	366	905
Segment revenues from external customers	2,610	1,250	3,860
Unallocated and other			134
Net sales and other operating revenues			$3,994

	Year Ended September 30, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$1,046	$379	$1,425
Asia Pacific	995	491	1,486
Europe, Middle East and Africa	522	355	877
Segment revenues from external customers	2,563	1,225	3,788
Unallocated and other			143
Net sales and other operating revenues			$3,931

	Year Ended September 30, 2022
	Reinforcement Materials(1)	Performance Chemicals	Purification Solutions	Consolidated Total
	(In millions)
Americas	$1,072	$419	$43	$1,534
Asia Pacific	1,049	567	14	1,630
Europe, Middle East and Africa	552	402	40	994
Segment revenues from external customers	2,673	1,388	97	4,158
Unallocated and other				163
Net sales and other operating revenues				$4,321

Property, plant and equipment attributable to an individual country, other than the U.S. and China, were not material for disclosure. Property, plant and equipment information by individual country is summarized as follows:

	Years Ended September 30
	2024	2023
	(In millions)
United States	$643	$588
China	371	356
Other countries	520	468
Total	$1,534	$1,412

Note W. Subsequent Event

On July 19, 2024, Cabot entered into agreements to purchase certain assets and to license the related technology, which the Company expects to use in its manufacturing of certain products for its Battery Materials product line. Under these agreements, the Company paid $27 million at closing, which occurred in October 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commitments and Contingencies — CWP Respirator Liabilities — Refer to Note T to the consolidated financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to respirator liabilities included the following, among others:

•
We tested the effectiveness of controls over management’s review of the determination of the CWP respirator liabilities, and the assumptions and data utilized by management.

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

November 20, 2024

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 20, 2024, expressed an unqualified opinion on those financial statements.

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

November 20, 2024

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based on that evaluation, Cabot’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2024.

Cabot’s internal control over financial reporting as of September 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(b). During our fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

The other information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

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

10(a)(iii)

Amendment No. 3, dated as of September 20, 2023, to Credit Agreement dated as of August 6, 2021, by and among Cabot Corporation, the designated borrowers, the lenders party thereto, and the Administrative Agent. (incorporated herein by reference to Exhibit 10(a)(iii) to Cabot's Annual Report on Form 10-K for its fiscal year ended September 30, 2023, file reference 1-5667, filed with the SEC on November 22, 2023).

10(b)

Credit Agreement, dated as of May 18, 2023, among certain subsidiaries of Cabot Corporation, guaranteed by Cabot Corporation, PNC Bank, National Association, ING Bank. N.V., Dublin branch, U.S. Bank National Association, and Mizuho

Exhibit Number	Description

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

10(c)(iii)*

Cabot Corporation 2024 Non-Employee Director Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2024 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 26, 2024).

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

10(h)*

Form of Amendment of outstanding Time-Based Restricted Stock Units, Performance-Based Restricted Stock Units and Stock Options issued under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(h) of Cabot's Annual Report on Form 10-K for its fiscal year ended September 30, 2023, file reference 1-556, filed with the SEC on November 22, 2023).

10(i)*

Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(i) of Cabot's Annual Report on Form 10-K for its fiscal year ended September 30, 2023, file reference 1-557, filed with the SEC on November 22, 2023).

10(j)*

Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(j) of Cabot's Annual Report on Form 10-K for its fiscal year ended September 30, 2023, file reference 1-557, filed with the SEC on November 22, 2023).

Exhibit Number	Description

10(k)*

Form of Stock Option Award Certificate under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10(k) of Cabot's Annual Report on Form 10-K for its fiscal year ended September 30, 2023, file reference 1-557, filed with the SEC on November 22, 2023).

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

19†	Cabot Corporation Policy on Transactions in Securities.

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

97†	Cabot Corporation Policy for Recoupment of Incentive Compensation.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 20, 2024
Sean D. Keohane	Chief Executive Officer

/s/ ERICA MCLAUGHLIN	Executive Vice President and	November 20, 2024
Erica McLaughlin	Chief Financial Officer
(principal financial officer)

/s/ LISA M. DUMONT	Vice President, Controller and Chief Accounting Officer	November 20, 2024
Lisa M. Dumont	(Chief Accounting Officer)

/s/ MICHAEL M. MORROW	Director, Non-Executive	November 20, 2024
Michael M. Morrow	Chair of the Board

/s/ CYNTHIA A. ARNOLD	Director	November 20, 2024
Cynthia A. Arnold

/s/ DOUGLAS DEL GROSSO	Director	November 20, 2024
Douglas Del Grosso

/s/ JUAN ENRIQUEZ	Director	November 20, 2024
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 20, 2024
William C. Kirby

/s/ RAFFIQ NATHOO	Director	November 20, 2024
Raffiq Nathoo

/s/ THIERRY VANLANCKER	Director	November 20, 2024
Thierry Vanlancker

/s/ MICHELLE E. WILLIAMS	Director	November 20, 2024
Michelle E. Williams

/s/ FRANK A. WILSON	Director	November 20, 2024
Frank A. Wilson

/s/ MATTHIAS L. WOLFGRUBER	Director	November 20, 2024
Matthias L. Wolfgruber

/s/ CHRISTINE Y. YAN	Director	November 20, 2024
Christine Y. Yan