Form 10-Q
period 2024-12-31
CABOT CORP
filed 2025-02-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The Company had 54,221,492 shares of common stock, $1.00 par value per share, outstanding as of February 3, 2025.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2024	2023
	(In millions, except per share amounts)
Net sales and other operating revenues	$955	$958
Cost of sales	720	740
Gross profit	235	218
Selling and administrative expenses	66	67
Research and technical expenses	14	15
Income (loss) from operations	155	136
Interest and dividend income	6	9
Interest expense	(18)	(22)
Other income (expense)	1	(29)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	144	94
(Provision) benefit for income taxes	(41)	(34)
Equity in earnings of affiliated companies, net of tax	1	1
Net income (loss)	104	61
Net income (loss) attributable to noncontrolling interests, net of tax	11	11
Net income (loss) attributable to Cabot Corporation	$93	$50

Weighted-average common shares outstanding:
Basic	54.3	55.3
Diluted	55.0	55.8

Earnings (loss) per common share:
Basic	$1.69	$0.88
Diluted	$1.67	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended December 31
	2024	2023
	(In millions)
Net income (loss)	$104	$61
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(104)	62
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	—
Other comprehensive income (loss), net of tax (provision) benefit of $(4), $1	(104)	61
Comprehensive income (loss)	—	122
Net income (loss) attributable to noncontrolling interests, net of tax	11	11
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(7)	4
Comprehensive income (loss) attributable to noncontrolling interests	4	15
Comprehensive income (loss) attributable to Cabot Corporation	$(4)	$107

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2024	September 30, 2024
	(In millions)
Current assets:
Cash and cash equivalents	$183	$223
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	677	733
Inventories:
Raw materials	139	150
Finished goods	331	333
Other	66	69
Total inventories	536	552
Prepaid expenses and other current assets	100	97
Total current assets	1,496	1,605
Property, plant and equipment	4,049	4,082
Accumulated depreciation	(2,493)	(2,548)
Net property, plant and equipment	1,556	1,534
Goodwill	127	133
Equity affiliates	13	23
Intangible assets, net	57	53
Deferred income taxes	211	216
Other assets	182	172
Total assets	$3,642	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2024	September 30, 2024
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$100	$45
Accounts payable and accrued liabilities	599	676
Income taxes payable	39	43
Current portion of long-term debt	9	8
Total current liabilities	747	772
Long-term debt	1,089	1,087
Deferred income taxes	39	42
Other liabilities	252	245
Contingencies (Note F)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 54,348,447 and 54,430,316 shares, Outstanding: 54,215,426 and 54,297,251 shares	54	54
Less cost of 133,021 and 133,065 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,772	1,734
Accumulated other comprehensive income (loss)	(457)	(360)
Total Cabot Corporation stockholders' equity	1,366	1,425
Noncontrolling interests	149	165
Total stockholders' equity	1,515	1,590
Total liabilities and stockholders' equity	$3,642	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2024	2023
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$104	$61
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	37	41
Deferred tax provision (benefit)	—	7
Equity in earnings of affiliated companies	(1)	(1)
Share-based compensation	8	6
Other non-cash (income) expense	—	37
Cash dividends received from equity affiliates	12	1
Changes in assets and liabilities:
Accounts and notes receivable	18	(7)
Inventories	(8)	(19)
Prepaid expenses and other assets	(6)	(2)
Accounts payable and accrued liabilities	(48)	(20)
Income taxes payable	(2)	(10)
Other liabilities	10	11
Cash provided by (used in) operating activities	124	105
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(77)	(54)
Cash paid for asset acquisition	(27)	—
Cash provided by (used in) investing activities	(104)	(54)
Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of commercial paper, net	55	32
Proceeds from long-term debt	6	—
Repayments of long-term debt	(1)	(1)
Purchases of common stock	(42)	(33)
Proceeds from sales of common stock	2	7
Cash dividends paid to noncontrolling interests	(20)	(12)
Cash dividends paid to common stockholders	(24)	(22)
Cash provided by (used in) financing activities	(24)	(29)
Effects of exchange rate changes on cash	(36)	(16)
Increase (decrease) in cash and cash equivalents	(40)	6
Cash and cash equivalents at beginning of period	223	238
Cash and cash equivalents at end of period	$183	$244

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions, except share amounts)
Balance at September 30, 2024	54,297	$51	$—	$1,734	$(360)	$1,425	$165	$1,590
Net income (loss)				93		93	11	104
Total other comprehensive income (loss)					(97)	(97)	(7)	(104)
Cash dividends paid:
Common stock, $0.43 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(20)	(20)
Issuance of stock under equity compensation plans	308	—	2			2		2
Share-based compensation			8			8		8
Purchase and retirement of common stock	(390)	—	(10)	(31)		(41)		(41)
Balance at December 31, 2024	54,215	$51	$—	$1,772	$(457)	$1,366	$149	$1,515

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

December 31, 2024

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2024 (the “2024 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2024 and 2023. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Full detail on the Company’s significant accounting policies may be obtained by referring to Note A in the 2024 10-K.

Argentinian Government Actions

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During the three months ended December 31, 2024 and 2023, the Company recorded foreign exchange losses of $2 million and $40 million, respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances. Of the $40 million of foreign exchange losses in the first quarter of fiscal 2024, $33 million related to a single devaluation action in December 2023 by the Argentine government. The Company invests cash in money market funds and recorded investment income of less than $1 million and $12 million, respectively, for the three months ended December 31, 2024 and 2023. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

Recent Accounting Pronouncements

In November 2024, the FASB issued a new standard, Expense Disaggregation Disclosures. The new guidance requires quantitative and qualitative disclosure of certain cost and expense categories in the notes to the financial statements for interim and annual reporting periods. The new standard is effective for the Company's fiscal years and interim periods beginning October 1, 2027, with early adoption permitted. The Company is currently evaluating the timing of adoption and evaluating the impact of the potential adoption of this standard on the Company’s Consolidated Financial Statements.

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

In November 2023, the FASB issued a new standard, Improvement to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant reportable segment expenses. The new standard is effective for the Company’s current fiscal year which began October 1, 2024, and for interim periods beginning October 1, 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

C. Acquisitions

In October 2024, the Company completed the purchase of certain assets and licensed related technology, which the Company expects to use to manufacture certain products for its Battery Materials product line. The Company paid $27 million, which was allocated to the identifiable assets on a relative fair value basis, with $19 million allocated to property, plant and equipment and $8 million to intangible assets.

D. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the three months ended December 31, 2024 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2024	$48	$85	$133
Foreign currency impact	(2)	(4)	(6)
Balance at December 31, 2024	$46	$81	$127

The following table provides information regarding the Company’s intangible assets:

	December 31, 2024			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies(1)	$40	$(12)	$28	$34	$(12)	$22
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	58	(30)	28	60	(30)	30
Total intangible assets	$100	$(43)	$57	$96	$(43)	$53
(1)
Included within Developed technologies as of December 31, 2024 is $8 million of intangible assets acquired during the first quarter of fiscal 2025 as discussed in Note C above.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately sixteen years. Amortization expense was $2 million and $1 million, respectively, for the three months ended December 31, 2024 and 2023. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

E. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2024, attributable to Cabot Corporation	$(342)	$(18)	$(360)
Other comprehensive income (loss) before reclassifications	(104)	—	(104)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	—	(7)
Balance at December 31, 2024, attributable to Cabot Corporation	$(439)	$(18)	$(457)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2023, attributable to Cabot Corporation	$(353)	$(9)	$(362)
Other comprehensive income (loss) before reclassifications	62	—	62
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at December 31, 2023, attributable to Cabot Corporation	$(296)	$(9)	$(305)

For both three months ended December 31, 2024 and 2023, the Company reclassified $1 million of gain associated with net investment hedges and $1 million and nil, respectively, of losses excluded from net investment hedges effectiveness testing out of AOCI and into interest expense on the Consolidated Statements of Operations.

F. Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2024 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2024 10-K, the “Payor Group”).

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $34 million and $35 million at December 31, 2024 and September 30, 2024, respectively.

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

G. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2024	2023
	(Dollars in millions)
(Provision) benefit for income taxes	$(41)	$(34)
Effective tax rate	28%	36%

For the three months ended December 31, 2024 and 2023, the provision for income taxes included a net discrete tax expense of $2 million and $7 million, respectively.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2023 tax years generally remain subject to examination by the IRS and various tax years from 2021 through 2023 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2024 remain subject to examination by their respective tax authorities.

During the three month periods ended December 31, 2024 and 2023, Cabot released uncertain tax positions of $2 million and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2024	2023
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$93	$50
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	1
Earnings (loss) allocated to common stockholders (numerator)	$92	$49

Weighted average common shares and participating securities outstanding	55.2	56.4
Less: Participating securities(1)	0.9	1.1
Adjusted weighted average common shares (denominator)	54.3	55.3

Earnings (loss) per common share - basic:	$1.69	$0.88

Diluted EPS:
Earnings (loss) allocated to common stockholders	$92	$49
Plus: Earnings allocated to participating securities	1	1
Less: Adjusted earnings allocated to participating securities(2)	1	1
Earnings (loss) allocated to common stockholders (numerator)	$92	$49

Adjusted weighted average common shares outstanding	54.3	55.3
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.5
Adjusted weighted average common shares (denominator)	55.0	55.8

Earnings (loss) per common share - diluted:	$1.67	$0.88

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating stockholders. Undistributed earnings are allocated to common and participating stockholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2024	2023
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$93	$50
Less: Dividends declared on common stock	24	22
Less: Dividends declared on participating securities	—	—
Undistributed earnings (loss)	$69	$28

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$68	$27
Undistributed earnings allocated to participating stockholders	1	1
Undistributed earnings (loss)	$69	$28

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three months ended December 31, 2024 and 2023, 63,807 and 330,331 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2025 or 2024.

At December 31, 2024 and September 30, 2024, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At December 31, 2024 and September 30, 2024, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At December 31, 2024 and September 30, 2024, the fair value of the net investment hedge was an asset of $17 million and $1 million, respectively, and was included in Prepaid expenses and other current assets and Other Assets on the Consolidated Balance sheets. At December 31, 2024 and September 30, 2024, the fair value of the forward currency contracts was a net asset of less than $1 million and an asset of less than $1 million, respectively, and was included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both December 31, 2024 and September 30, 2024, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $8 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.06 billion, respectively, as of December 31, 2024, and $1.08 billion and $1.08 billion, respectively, as of September 30, 2024. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

J. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $14 million and $16 million as of December 31, 2024 and September 30, 2024, respectively, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Income (loss) before income taxes (“Segment EBIT”) is presented for each reportable segment in the table below. Segment EBIT excludes Interest expense, General unallocated income (expense), Unallocated corporate costs and Certain items, meaning items management does not consider representative of on-going operating segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, net of tax, Net income attributable to noncontrolling interests, net of tax, and discounting charges for certain Notes receivable.

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended December 31, 2024
Revenues from external customers(2)	$611	$311	$922	$33	$955
Income (loss) before income taxes(3)	$130	$45	$175	$(31)	$144

Three Months Ended December 31, 2023
Revenues from external customers(2)	$641	$285	$926	$32	$958
Income (loss) before income taxes(3)	$129	$34	$163	$(69)	$94

(1)
Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.

(2)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other reflects external shipping and handling fees, the impact of unearned revenue, and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended December 31
	2024	2023
	(In millions)
Shipping and handling fees	$28	$30
Other	5	2
Total	$33	$32

(3)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2024	2023
	(In millions)
Interest expense	$(18)	$(22)
Certain items(a)
Legal and environmental matters and reserves	(5)	—
Argentina controlled currency devaluation and other losses (Note B)	—	(33)
Global restructuring activities	—	(9)
Other certain items	(1)	—
Total certain items	(6)	(42)
Unallocated corporate costs(b)	(13)	(17)
General unallocated income (expense)(c)	7	13
Less: Equity in earnings of affiliated companies, net of tax(d)	1	1
Total	$(31)	$(69)

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

	Three Months Ended December 31, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$244	$90	$334
Asia Pacific	247	144	391
Europe, Middle East and Africa	120	77	197
Segment revenues from external customers	611	311	922
Unallocated and other			33
Net sales and other operating revenues			$955

	Three Months Ended December 31, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$254	$88	$342
Asia Pacific	260	120	380
Europe, Middle East and Africa	127	77	204
Segment revenues from external customers	641	285	926
Unallocated and other			32
Net sales and other operating revenues			$958

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

Our discussion under the heading “First Quarter of Fiscal 2025 versus First Quarter of Fiscal 2024—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “First quarter of Fiscal 2025 versus First quarter of Fiscal 2024—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

During the first quarter of fiscal 2025, Income (loss) before income taxes and equity in earnings of affiliated companies increased compared to the first quarter of fiscal 2024. The increase was driven by lower foreign currency exchange losses primarily in Argentina and higher earnings in both our Reinforcement Materials and Performance Chemicals segments.

First quarter of Fiscal 2025 versus First quarter of Fiscal 2024—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2024	2023
	(In millions)
Net sales and other operating revenues	$955	$958
Gross profit	$235	$218

The $3 million decrease in Net sales and other operating revenues in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was driven by less favorable pricing and product mix in both our Reinforcement Materials and Performance Chemicals segments ($40 million combined), partially offset by higher volumes in both our Reinforcement Materials and Performance Chemical segments ($39 million combined). The less favorable pricing and product mix in both our Reinforcement Materials and Performance Chemical segments was primarily due to lower raw material costs that are generally passed through to our customers. The higher volumes was due to higher volumes in Asia Pacific and EMEA in Reinforcement Materials and higher volumes in Performance Chemicals as volumes reconnected to underlying demand drivers in key end markets.

For the three months ended December 31, 2024, gross profit increased by $17 million compared to the same period of fiscal 2024. The increase in Gross profit in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was driven primarily by higher volumes in both our Reinforcement Materials and Performance Chemicals segments ($22 million combined). The higher volumes in the Reinforcement Materials segment was primarily in Asia Pacific and EMEA and the higher volumes in the Performance Chemicals segment was primarily due to volumes reconnecting to underlying demand drivers in key end markets.

Selling and Administrative Expenses

	Three Months Ended December 31
	2024	2023
	(In millions)
Selling and administrative expenses	$66	$67

Selling and administrative expenses decreased by $1 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024.

Research and Technical Expenses

	Three Months Ended December 31
	2024	2023
	(In millions)
Research and technical expenses	$14	$15

Research and technical expenses decreased by $1 million in the first quarter of fiscal 2025, compared to the same period of fiscal 2024.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2024	2023
	(In millions)
Interest and dividend income	$6	$9
Interest expense	$(18)	$(22)
Other income (expense)	$1	$(29)

Interest and dividend income decreased by $3 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to lower interest rates and lower average cash balances.

Interest expense decreased by $4 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024, due to lower average short-term borrowings and lower interest rates.

Other income increased by $30 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to lower foreign exchange losses primarily in Argentina.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2024		2023
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(41)	28%	$(34)	36%
Less: Non-GAAP tax adjustments(1)	1		4
Operating tax rate	$(42)	28%	$(38)	28%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended December 31, 2024, the (Provision) benefit for income taxes was a provision of $41 million compared to a $34 million provision for the same period in fiscal 2024, with the change primarily due to higher earnings in the current period. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2025, we expect the Operating tax rate to be in the range of 27% to 29%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2024	2023
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$11	$11

Equity in earnings of affiliated companies, net of tax, remained flat in the first quarter of fiscal 2025, compared to the same period of fiscal 2024.

Net income (loss) attributable to noncontrolling interests, net of tax, remained flat in the first quarter of fiscal 2025, compared to the same period of fiscal 2024.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2025 and fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $93 million ($1.67 per diluted common share) and $50 million ($0.88 per dilution common share), respectively. The higher net income in the first quarter of fiscal 2025 compared with the same period in fiscal 2024 is primarily due to lower Argentina controlled currency devaluation and other losses ($33 million) and higher Total segment EBIT ($12 million).

First quarter of Fiscal 2025 versus First quarter of Fiscal 2024—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, Certain items, Other unallocated items and Total segment EBIT for the three months ended December 31, 2024 and 2023 are included in the following table, and details of each item is set forth in the sections below.

	Three Months Ended December 31
	2024	2023
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$144	$94
Less: Certain items	(6)	(42)
Less: Other unallocated items	(25)	(27)
Total segment EBIT	$175	$163

Certain Items

Details of the certain items for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31
	2024	2023
	(In millions)
Legal and environmental matters and reserve	$(5)	$—
Argentina controlled currency devaluation and other losses (Note B)	—	(33)
Global restructuring activities	—	(9)
Other certain items	(1)	—
Total certain items	$(6)	$(42)

Other Unallocated Items

	Three Months Ended December 31
	2024	2023
	(In millions)
Interest expense	$(18)	$(22)
Unallocated corporate costs	(13)	(17)
General unallocated income (expense)	7	13
Less: Equity in earnings of affiliated companies, net of tax	1	1
Total other unallocated items	$(25)	$(27)

Total other unallocated items decreased by $2 million for the three months ended December 31, 2024, when compared to the same periods in fiscal 2024, primarily due to lower Interest expense and lower Unallocated Corporate costs, partially offset by lower General unallocated income.

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2025 and 2024 were as follows:

	Three Months Ended December 31
	2024	2023
	(In millions)
Reinforcement Materials Sales	$611	$641
Reinforcement Materials EBIT	$130	$129

Sales in Reinforcement Materials decreased by $30 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to less favorable pricing and product mix ($28 million) and lower energy center revenue ($5 million), partially offset by higher volumes primarily in Asia Pacific and EMEA ($5 million). The less favorable pricing and product mix was primarily due to lower raw material costs that are generally passed through to our customers, partially offset by higher pricing in our calendar year 2024 customer agreements.

EBIT in Reinforcement Materials in the first quarter of fiscal 2025 increased by $1 million compared to the same period of fiscal 2024. The increase in EBIT was driven by volume growth of approximately 1% primarily in Asia Pacific and EMEA ($2 million), partially offset by lower gross profit per ton ($1 million). The lower gross profit per ton was primarily due to lower energy center revenue and a less favorable geographic mix, partially offset with favorable pricing and product mix in our 2024 calendar year customer agreements.

As we look to the second quarter of the fiscal year, we expect the Reinforcement Materials segment EBIT to modestly improve sequentially from the first quarter of fiscal 2025 due to an anticipated favorable geographic mix. We anticipate relatively flat volumes sequentially with seasonal improvement and calendar year 2025 customer agreement gains in EMEA, partially offset with lower volumes in Asia Pacific due to the Lunar New Year holiday.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2025 and 2024 were as follows:

	Three Months Ended December 31
	2024	2023
	(In millions)
Performance Chemicals Sales	$311	$285
Performance Chemicals EBIT	$45	$34

Sales in Performance Chemicals increased by $26 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to higher volumes ($34 million) and the favorable impact from foreign currency translation ($3 million), partially offset by less favorable pricing and product mix ($12 million). The higher volumes were primarily due to volumes reconnecting to underlying demand drivers in key end markets. The less favorable pricing and product mix was primarily due to lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

EBIT in Performance Chemicals increased by $11 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024 primarily due to 8% higher volumes ($20 million), partially offset by lower gross profit per ton ($8 million). The higher volumes in the first quarter of fiscal 2025 was primarily due to volumes reconnecting to underlying demand drivers in key end markets. The lower gross profit per ton was primarily due to higher costs associated with maintenance spend and new assets.

As we look to the second quarter of the fiscal year, we expect the Performance Chemicals segment EBIT to modestly improve sequentially from the first quarter of fiscal 2025 due to anticipated higher volumes, primarily from higher seasonal demand in North America and Europe.

Tariffs

Our current outlook does not include any adverse impacts from tariffs announced in February 2025 between the United States and Mexico, Canada and China. Given the dynamic nature of the tariff announcements, related delays and ongoing negotiations between countries, we are assessing the potential impact. In China and Mexico, we expect minimal direct impact as our production is sold mainly within the country. In Canada, a large portion of the production at our Canadian plants is sold in Canada, but also there is production sold to customers in the US. For reinforcing carbons and specialty carbons products, sales from our Canadian operations to almost all of these customers are pursuant to agreements that allow Cabot to pass through taxes and similar charges, such as tariffs. We are also working with our customers on potential alternative supply sources within our large plant network to minimize any negative impact from tariffs, where it is feasible. However, in all cases, if these (or other) tariffs are implemented, there could be a downstream impact on our customer's businesses, and this could impact underlying demand levels for our products.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $118 million during the first three months of fiscal 2025, which was largely due to a higher outstanding commercial paper balance at the end of the period. As of December 31, 2024, we had cash and cash equivalents of $183 million and borrowing availability under our revolving credit agreements of $1.1 billion. We have access to borrowings under the following two credit agreements:

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

As of December 31, 2024, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of each of December 31, 2024 and September 30, 2024, we had $113 million of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement. There was $100 million and $45 million of commercial paper outstanding as of December 31, 2024 and September 30, 2024, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $124 million in the first three months of fiscal 2025 compared to $105 million of cash provided by operating activities during the same period of fiscal 2024.

Cash provided by operating activities in the first three months of fiscal 2025 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $37 million and cash dividends received from one of our equity investments of $12 million, which was partially offset by an increase in net working capital of $38 million. The increase in net working capital was largely driven by a decrease in Accounts Payable and accrued liabilities, and an increase in inventories, partially offset by a decrease in Accounts and notes receivable.

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

Cash Flows from Investing Activities

Investing activities consumed $104 million of cash in the first three months of fiscal 2025 compared to $54 million of cash consumed in the first three months of fiscal 2024.

In the first three months of fiscal 2025 and 2024, investing activities included $77 million and $54 million, respectively, of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital. In addition, in the first three months of fiscal 2025, investing activities included $27 million for cash paid for the asset acquisition described in Note C of our Notes to the Consolidated Financial Statements.

Capital expenditures for fiscal 2025 are expected to be between $250 million and $300 million. Our planned capital spending program for fiscal 2025 is for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures.

Province of Ontario Regulation 419 Update

As described in Part 1, Item 1 of the 2024 10-K under the heading “Safety, Health, Environment, and Sustainability”, under the Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419, a new requirement for sulfur dioxide (“SO2”) emissions went into effect on July 1, 2023 for our reinforcing carbons plant in Sarnia, Ontario. We are out of compliance with this new air standard. MECP has approved our proposed abatement plan, which requires us to install air pollution controls at the plant by July 1, 2028. As part of our abatement plan, we will continue to engage with MECP and other stakeholders. To date, our operations in Sarnia have not been restricted because of this matter. We anticipate that we will need to incur significant capital costs for the installation of these new SO2 emissions controls, particularly during the 24-month period prior to the date of installation.

Cash Flows from Financing Activities

Financing activities consumed $24 million of cash in the first three months of fiscal 2025 compared to $29 million of cash consumed during the same period of fiscal 2024.

In the first three months of fiscal 2025, financing activities primarily consisted of share repurchases of $42 million, dividend payments to stockholders of $24 million, and cash dividends paid to noncontrolling interests of $20 million. These payments were partially offset by net proceeds from the issuance of commercial paper of $55 million and proceeds from long-term debt of $6 million under our Euro Credit Agreement.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for earnings, geographic mix and volumes in our Reinforcement Materials segment in the second quarter of fiscal 2025, and for earnings and volumes in our Performance Chemicals segment in the second quarter of fiscal 2025, and the principal assumptions underlying these expectations; the possible impact of recently announced trade tariffs between the United States and Mexico, Canada, and China on our operations, results of operations, and demand for our products, the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; regulatory developments, including regulatory compliance costs and potential impact on our operations; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine and the U.S.-China trade relationship; a significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; interest rates, tax rates, currency exchange controls, and fluctuations in foreign currency, such as the recent currency movements in Argentina; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2024 10-K and in our subsequent SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2024 does not differ materially from that discussed under Item 7A of our 2024 10-K.

Item 4. Controls and Procedures

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2024 - October 31, 2024	—		—	1,300,971
November 1, 2024 - November 30, 2024	—		—	1,300,971
December 1, 2024 - December 31, 2024	284,500	$105.45	284,500	11,016,471
Total	284,500		284,500
(1)
On July 13, 2018, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the balance of shares then available for repurchase at that time to approximately eleven million shares. More recently, on December 3, 2024, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the balance of shares available for repurchase as of December 31, 2024 to approximately eleven million shares. Neither of these authorizations has a set expiration date.
(2)
Total number of shares purchased does not include 104,437 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

During our fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 6, 2025	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(duly authorized officer)

Date: February 6, 2025	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Chief Accounting Officer and Controller (chief accounting officer)