Form 10-Q
period 2025-03-31
CABOT CORP
filed 2025-05-07
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The Company had 53,723,082 shares of common stock, $1.00 par value per share, outstanding as of May 1, 2025.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions, except per share amounts)
Net sales and other operating revenues	$936	$1,019	$1,891	$1,977
Cost of sales	695	773	1,415	1,513
Gross profit	241	246	476	464
Selling and administrative expenses	64	75	130	142
Research and technical expenses	15	15	29	30
Income (loss) from operations	162	156	317	292
Interest and dividend income	7	8	13	17
Interest expense	(19)	(21)	(37)	(43)
Other income (expense)	1	(1)	2	(30)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	151	142	295	236
(Provision) benefit for income taxes	(49)	(47)	(90)	(81)
Equity in earnings of affiliated companies, net of tax	3	2	4	3
Net income (loss)	105	97	209	158
Net income (loss) attributable to noncontrolling interests, net of tax	11	13	22	24
Net income (loss) attributable to Cabot Corporation	$94	$84	$187	$134

Weighted-average common shares outstanding:
Basic	54.0	55.4	54.2	55.3
Diluted	54.4	55.8	54.7	55.8

Earnings (loss) per common share:
Basic	$1.71	$1.50	$3.40	$2.39
Diluted	$1.69	$1.49	$3.36	$2.37

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Net income (loss)	$105	$97	$209	$158
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	34	(15)	(70)	47
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(2)	(2)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	—	1	1	1
Pension and other post-retirement benefit liability adjustments, net of tax	—	(1)	—	(1)
Other comprehensive income (loss), net of tax (provision) benefit of $3, $11, $(1), $12	33	(16)	(71)	45
Comprehensive income (loss)	138	81	138	203
Net income (loss) attributable to noncontrolling interests, net of tax	11	13	22	24
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	3	(4)	(4)	—
Comprehensive income (loss) attributable to noncontrolling interests	14	9	18	24
Comprehensive income (loss) attributable to Cabot Corporation	$124	$72	$120	$179

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2025	September 30, 2024
	(In millions)
Current assets:
Cash and cash equivalents	$213	$223
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	739	733
Inventories:
Raw materials	147	150
Finished goods	333	333
Other	61	69
Total inventories	541	552
Prepaid expenses and other current assets	110	97
Total current assets	1,603	1,605
Property, plant and equipment	4,155	4,082
Accumulated depreciation	(2,552)	(2,548)
Net property, plant and equipment	1,603	1,534
Goodwill	128	133
Equity affiliates	14	23
Intangible assets, net	55	53
Deferred income taxes	204	216
Other assets	177	172
Total assets	$3,784	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2025	September 30, 2024
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$190	$45
Accounts payable and accrued liabilities	577	676
Income taxes payable	42	43
Current portion of long-term debt	9	8
Total current liabilities	818	772
Long-term debt	1,090	1,087
Deferred income taxes	39	42
Other liabilities	247	245
Contingencies (Note F)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 53,832,031 and 54,430,316 shares, Outstanding: 53,700,563 and 54,297,251 shares	54	54
Less cost of 131,468 and 133,065 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,803	1,734
Accumulated other comprehensive income (loss)	(427)	(360)
Total Cabot Corporation stockholders' equity	1,427	1,425
Noncontrolling interests	163	165
Total stockholders' equity	1,590	1,590
Total liabilities and stockholders' equity	$3,784	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2025	2024
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$209	$158
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	75	78
Deferred tax provision (benefit)	8	9
Equity in earnings of affiliated companies	(4)	(3)
Share-based compensation	14	13
Other non-cash (income) expense	7	52
Cash dividends received from equity affiliates	12	1
Changes in assets and liabilities:
Accounts and notes receivable	(30)	(43)
Inventories	(8)	38
Prepaid expenses and other assets	(17)	(11)
Accounts payable and accrued liabilities	(76)	(20)
Income taxes payable	—	(6)
Other liabilities	7	15
Cash provided by (used in) operating activities	197	281
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(149)	(97)
Cash paid for asset acquisition	(27)	—
Other	2	2
Cash provided by (used in) investing activities	(174)	(95)
Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of commercial paper, net	145	(85)
Proceeds from long-term debt	6	—
Repayments of long-term debt	(4)	(9)
Purchases of common stock	(89)	(57)
Proceeds from sales of common stock	2	13
Cash dividends paid to noncontrolling interests	(20)	(12)
Cash dividends paid to common stockholders	(47)	(45)
Cash provided by (used in) financing activities	(7)	(195)
Effects of exchange rate changes on cash	(26)	(23)
Increase (decrease) in cash and cash equivalents	(10)	(32)
Cash and cash equivalents at beginning of period	223	238
Cash and cash equivalents at end of period	$213	$206

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2024	54,297	$51	$—	$1,734	$(360)	$1,425	$165	$1,590
Net income (loss)				93		93	11	104
Total other comprehensive income (loss)					(97)	(97)	(7)	(104)
Cash dividends paid:
Common stock, $0.43 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(20)	(20)
Issuance of stock under equity compensation plans	308	—	2			2		2
Share-based compensation			8			8		8
Purchase and retirement of common stock	(390)	—	(10)	(31)		(41)		(41)
Balance at December 31, 2024	54,215	$51	$—	$1,772	$(457)	$1,366	$149	$1,515
Net income (loss)				94		94	11	105
Total other comprehensive income (loss)					30	30	3	33
Cash dividends paid:
Common stock, $0.43 per share				(23)		(23)		(23)
Cash dividends declared to noncontrolling interests						—		—
Issuance of stock under equity compensation plans	16	—	—			—		—
Share-based compensation			6			6		6
Purchase and retirement of common stock	(530)	—	(6)	(40)		(46)		(46)
Balance at March 31, 2025	53,701	$51	$—	$1,803	$(427)	$1,427	$163	$1,590

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

March 31, 2025

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2025 and 2024. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Full detail on the Company’s significant accounting policies may be obtained by referring to Note A in the 2024 10-K.

Argentinian Government Actions

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During the three and six months ended March 31, 2025 the Company recorded foreign exchange losses of less than $1 million and $2 million, respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances. During the three and six months ended March 31, 2024, the Company recorded foreign exchange losses of less than $1 million and $40 million, respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances. Of the $40 million of foreign exchange losses in the six months ended March 31, 2024, $33 million related to a single devaluation action in December 2023 by the Argentine government. The Company invests cash in money market funds and recorded investment income of $1 million for both the three and six months ended March 31, 2025 and $4 million and $16 million, respectively, for the three and six months ended March 31, 2024. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

During the three months ended March 31, 2024, the Company purchased $30 million in BOPREAL bonds (standing for “Bond for the Reconstruction of a Free Argentina” in Spanish), which are U.S. dollar-denominated securities issued by the Central Bank of Argentina, as part of an Argentine government program to settle foreign payables for importers with debts for goods with customs registration and/or services, incurred on or prior to December 12, 2023. The Company subsequently sold the bonds for $22 million and utilized the proceeds to partially repay its foreign payables in Argentina. The purchase and proceeds of BOPREAL bonds are included in the Changes in Prepaid expenses and other assets in the Consolidated Statement of Cash Flows. The $8 million investment loss is included in Other non-cash (income) expense in the Consolidated Statement of Cash Flows and in Other income (expense) in the Consolidated Statement of Operations. In accordance with Argentine government regulations, the Company purchased an additional $8 million of U.S. dollars in the third quarter of fiscal 2024 at a foreign exchange loss of $2 million and utilized the funds to complete the settlement of outstanding foreign payables incurred on or prior to December 12, 2023. Payables incurred after December 12, 2023 are not subject to payment through the BOPREAL bond program and the Company has settled these payables through regular operations. As such, there has been no BOPREAL bond activity in fiscal 2025.

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

In December 2023, the FASB issued a new standard, Improvements to Income Tax Disclosures. The new guidance requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The new standard is effective for the Company’s fiscal years and interim periods beginning October 1, 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company's Consolidated Financial Statements.

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

D. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the six months ended March 31, 2025 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2024	$48	$85	$133
Foreign currency impact	(2)	(3)	(5)
Balance at March 31, 2025	$46	$82	$128

The following table provides information regarding the Company’s intangible assets:

	March 31, 2025			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies(1)	$40	$(13)	$27	$34	$(12)	$22
Trademarks	2	(1)	$1	2	(1)	1
Customer relationships	58	(31)	$27	60	(30)	30
Total intangible assets	$100	$(45)	$55	$96	$(43)	$53
(1)
Included within Developed technologies as of March 31, 2025 is $8 million of intangible assets acquired during the first quarter of fiscal 2025 as discussed in Note C above.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately sixteen years. Amortization expense was $2 million for both the three months ended March 31, 2025 and 2024. Amortization expense was $3 million for both the six months ended March 31, 2025 and 2024. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

E. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2024, attributable to Cabot Corporation	$(342)	$(18)	$(360)
Other comprehensive income (loss) before reclassifications	(104)	—	(104)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	—	(7)
Balance at December 31, 2024, attributable to Cabot Corporation	$(439)	$(18)	$(457)
Other comprehensive income (loss) before reclassifications	34	1	35
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2025, attributable to Cabot Corporation	$(409)	$(18)	$(427)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2023, attributable to Cabot Corporation	$(353)	$(9)	$(362)
Other comprehensive income (loss) before reclassifications	62	—	62
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at December 31, 2023, attributable to Cabot Corporation	$(296)	$(9)	$(305)
Other comprehensive income (loss) before reclassifications	(15)	—	(15)
Amounts reclassified from AOCI	—	(1)	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	(4)
Balance at March 31, 2024, attributable to Cabot Corporation	$(307)	$(10)	$(317)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and six months ended March 31, 2025 and 2024 are as follows:

	Affected Line Item in the Consolidated	Three Months Ended March 31		Six Months Ended March 31
	Statements of Operations	2025	2024	2025	2024
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(2)	$(2)	$(3)	$(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	—	1	1	1
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	(1)	(1)	(1)	(1)
Total before tax		$(3)	$(2)	$(3)	$(3)

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $34 million and $35 million at March 31, 2025 and September 30, 2024, respectively.

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

G. Income Tax

Effective Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(Dollars in millions)
(Provision) benefit for income taxes	$(49)	$(47)	$(90)	$(81)
Effective tax rate	32%	33%	30%	34%

For the three and six months ended March 31, 2025, the provision for income taxes included a net discrete tax expense of $7 million and $9 million, respectively. For the three and six months ended March 31, 2024, the provision for income taxes included a net discrete tax expense of $8 million and $15 million, respectively.

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

Valuation allowances are provided against the future tax benefits that arise from the deferred tax assets in jurisdictions for which the Company expects that no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by non-deductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

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

During the three and six month periods ended March 31, 2025, Cabot released uncertain tax positions of nil and $2 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and six month periods ended March 31, 2024, Cabot released uncertain tax positions of nil and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$94	$84	$187	$134
Less: Dividends and dividend equivalents to participating securities	1	—	1	—
Less: Undistributed earnings allocated to participating securities(1)	1	1	2	2
Earnings (loss) allocated to common stockholders (numerator)	$92	$83	$184	$132

Weighted average common shares and participating securities outstanding	54.8	56.2	55.0	56.2
Less: Participating securities(1)	0.8	0.8	0.8	0.9
Adjusted weighted average common shares (denominator)	54.0	55.4	54.2	55.3

Earnings (loss) per common share - basic:	$1.71	$1.50	$3.40	$2.39

Diluted EPS:
Earnings (loss) allocated to common stockholders	$92	$83	$184	$132
Plus: Earnings allocated to participating securities	2	1	3	2
Less: Adjusted earnings allocated to participating securities(2)	2	1	3	2
Earnings (loss) allocated to common stockholders (numerator)	$92	$83	$184	$132

Adjusted weighted average common shares outstanding	54.0	55.4	54.2	55.3
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.4	0.5	0.5
Adjusted weighted average common shares (denominator)	54.4	55.8	54.7	55.8

Earnings (loss) per common share - diluted:	$1.69	$1.49	$3.36	$2.37

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating stockholders. Undistributed earnings are allocated to common and participating stockholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$94	$84	$187	$134
Less: Dividends declared on common stock	22	23	46	45
Less: Dividends declared on participating securities	1	—	1	—
Undistributed earnings (loss)	$71	$61	$140	$89

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$70	$60	$138	$87
Undistributed earnings allocated to participating stockholders	1	1	2	2
Undistributed earnings (loss)	$71	$61	$140	$89

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2025, 174,689 and 86,010 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2024, 281,488 and 244,448 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2025 or 2024.

At March 31, 2025 and September 30, 2024, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At March 31, 2025 and September 30, 2024, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At March 31, 2025 and September 30, 2024, the fair value of the net investment hedge was an asset of $7 million and $1 million, respectively, and was included in Prepaid expenses and other current assets and Other Assets on the Consolidated Balance sheets. At both March 31, 2025 and September 30, 2024, the fair value of the forward currency contracts was a net asset of less than $1 million and was included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both March 31, 2025 and September 30, 2024, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $8 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.08 billion and $1.07 billion, respectively, as of March 31, 2025, and $1.08 billion and $1.08 billion, respectively, as of September 30, 2024. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

J. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $13 million and $16 million as of March 31, 2025 and September 30, 2024, respectively, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended March 31, 2025
Revenues from external customers(2)	$594	$311	$905	$31	$936
Income (loss) before income taxes(3)	$131	$50	$181	$(30)	$151

Three Months Ended March 31, 2024
Revenues from external customers(2)	$676	$311	$987	$32	$1,019
Income (loss) before income taxes(3)	$149	$31	$180	$(38)	$142

Six Months Ended March 31, 2025
Revenues from external customers(2)	$1,205	$622	$1,827	$64	$1,891
Income (loss) before income taxes(3)	$261	$95	$356	$(61)	$295

Six Months Ended March 31, 2024
Revenues from external customers(2)	$1,317	$596	$1,913	$64	$1,977
Income (loss) before income taxes(3)	$278	$65	$343	$(107)	$236

(1)
Unallocated and Other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the CODM.
(2)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other reflect external shipping and handling fees, the impact of unearned revenue, and discounting charges for certain Notes receivable. Details are provided in the table below:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Shipping and handling fees	$29	$32	$57	$62
Other	2	-	7	2
Total	$31	$32	$64	$64

(3)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Interest expense	$(19)	$(21)	$(37)	$(43)
Certain items(a)
Legal and environmental matters and reserves	(1)	(1)	(6)	(1)
Global restructuring activities	(3)	(3)	(3)	(12)
Argentina controlled currency devaluation and other losses (Note B)	—	(8)	—	(41)
Other certain items	—	—	(1)	—
Total certain items	(4)	(12)	(10)	(54)
Unallocated corporate costs(b)	(13)	(18)	(26)	(35)
General unallocated income (expense)(c)	9	15	16	28
Less: Equity in earnings of affiliated companies, net of tax(d)	3	2	4	3
Total	$(30)	$(38)	$(61)	$(107)

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

	Three Months Ended March 31, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$240	$95	$335
Asia Pacific	213	124	337
Europe, Middle East and Africa	141	92	233
Segment revenues from external customers	594	311	905
Unallocated and other			31
Net sales and other operating revenues			$936

	Three Months Ended March 31, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$274	$93	$367
Asia Pacific	255	120	375
Europe, Middle East and Africa	147	98	245
Segment revenues from external customers	676	311	987
Unallocated and other			32
Net sales and other operating revenues			$1,019

	Six Months Ended March 31, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$484	$185	$669
Asia Pacific	460	268	728
Europe, Middle East and Africa	261	169	430
Segment revenues from external customers	1,205	622	1,827
Unallocated and other			64
Net sales and other operating revenues			$1,891

	Six Months Ended March 31, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$528	$181	$709
Asia Pacific	515	240	755
Europe, Middle East and Africa	274	175	449
Segment revenues from external customers	1,317	596	1,913
Unallocated and other			64
Net sales and other operating revenues			$1,977

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

Our discussion under the heading “Second Quarter of Fiscal 2025 versus Second Quarter of Fiscal 2024—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Second quarter of Fiscal 2025 versus Second quarter of Fiscal 2024—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

During the second quarter of fiscal 2025, Income (loss) before income taxes and equity in earnings of affiliated companies increased as compared to the second quarter of fiscal 2024. The increase was primarily due to lower Argentina controlled currency devaluation and other losses and higher Segment EBIT in Performance Chemicals.

Second quarter of Fiscal 2025 versus Second quarter of Fiscal 2024—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Net sales and other operating revenues	$936	$1,019	$1,891	$1,977
Gross profit	$241	$246	$476	$464

For the three and six months ended March 31, 2025, Net sales and other operating revenue decreased by $83 million and $86 million, respectively, compared to the same periods of fiscal 2024.

The decrease in Net sales and other operating revenues in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was driven by lower volumes in Reinforcement Materials ($48 million), less favorable pricing and product mix in both Reinforcement Materials and Performance Chemicals ($24 million combined), and the unfavorable impact from foreign currency translations in both Reinforcement Materials and Performance Chemicals ($28 million combined), all of which were partially offset by higher volumes in Performance Chemicals ($16 million). The lower volumes in Reinforcement Materials were primarily due to lower tire demand. The less favorable pricing and product mix in both Reinforcement Materials and Performance Chemicals was driven by lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments. The higher volumes in Performance Chemicals were primarily in our Fumed Metal Oxides product line as volumes related to construction and semiconductor applications reconnected to underlying demand drivers in key end markets.

The decrease in Net sales and other operating revenues in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 was driven by less favorable pricing and product mix in both Reinforcement Materials and Performance Chemicals ($64 million combined), lower volumes in Reinforcement Materials ($44 million), the unfavorable impact from foreign currency translations in both Reinforcement Materials and Performance Chemicals ($27 million combined), partially offset by higher volumes in Performance Chemicals ($50 million). The less favorable pricing and product mix was driven by lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments. The lower volumes in Reinforcement Materials were primarily due to lower tire demand. The higher volumes in Performance Chemicals were across all product lines as volumes have reconnected to underlying demand drivers in key end markets.

For the three and six months ended March 31, 2025, gross profit decreased by $5 million and increased by $12 million, respectively, compared to the same periods of fiscal 2024.

The decrease in Gross profit in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 was driven primarily by lower volumes in Reinforcement Materials ($20 million) which were partially offset by higher volumes in Performance Chemicals ($9 million) and higher gross profit per ton in Performance Chemicals ($9 million). The lower volumes in Reinforcement Materials were primarily due to lower tire demand. The higher volumes in Performance Chemicals were primarily in our Fumed Metal Oxides product line as volumes related to construction and semiconductor applications reconnected to underlying demand drivers in key end markets. The higher gross profit per ton in our Performance Chemicals segment was primarily from targeted price increases, cost savings and optimization measures across the segment.

The increase in Gross profit in the first six months of fiscal 2025 as compared to the same period in the prior year was primarily driven by higher volumes in Performance Chemicals ($29 million) which were partially offset by lower volumes in Reinforcement Materials ($18 million). The higher volumes in Performance Chemicals were driven by higher volumes across all product lines as volumes have reconnected to underlying demand drivers in key end markets. The lower volumes in Reinforcement Materials were primarily due to lower tire demand.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Selling and administrative expenses	$64	$75	$130	$142

Selling and administrative expenses decreased by $11 million and $12 million for the three and six months ended March 31, 2025, respectively, compared to the same periods of fiscal 2024 primarily from overall cost management efforts and expenses related to our board of directors.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Research and technical expenses	$15	$15	$29	$30

Research and technical expenses remained flat in the second quarter of fiscal 2025 and decreased by $1 million for the six months ended March 31, 2025, respectively, compared to the same periods of fiscal 2024.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Interest and dividend income	$7	$8	$13	$17
Interest expense	$(19)	$(21)	$(37)	$(43)
Other income (expense)	$1	$(1)	$2	$(30)

Interest and dividend income decreased by $1 million and $4 million in the three and six months ended March 31, 2025, respectively, compared to the same periods of fiscal 2024, primarily due to lower average interest rates, partially offset by higher average cash balances.

Interest expense decreased by $2 million and $6 million in the three and six months ended March 31, 2025, respectively, compared to the same periods of fiscal 2024, due to lower average interest rates on short term borrowings.

Other income (expense) increased by $2 million in the second quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to lower foreign exchange losses primarily in Argentina. Other income (expense) increased by $32 million for the six months ended March 31, 2025, as compared to the same period of fiscal 2024, primarily due to lower foreign exchange losses primarily in Argentina.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended March 31
	2025		2024
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(49)	32%	$(47)	33%
Less: Non-GAAP tax adjustments(1)	(7)		(4)
Operating tax rate	$(42)	27%	$(43)	28%

	Six Months Ended March 31
	2025		2024
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(90)	30%	$(81)	34%
Less: Non-GAAP tax adjustments(1)	(6)		-
Operating tax rate	$(84)	28%	$(81)	28%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended March 31, 2025, the (Provision) benefit for income taxes was a provision of $49 million compared to a provision of $47 million for the same period in fiscal 2024, with the change primarily due to higher earnings in the current period. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For the six months ended March 31, 2025, the (Provision) benefit for income taxes was a provision of $90 million compared to a $81 million provision for the same period in fiscal 2024, primarily due to higher earnings in the current period.

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

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Equity in earnings of affiliated companies, net of tax	$3	$2	$4	$3
Net income (loss) attributable to noncontrolling interests, net of tax	$11	$13	$22	$24

Equity in earnings of affiliated companies, net of tax, increased by $1 million in each of the three and six months ended March 31, 2025, compared to the same period of fiscal 2024 primarily due to higher profitability of our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $2 million in the second quarter of fiscal 2025 compared to the same period of fiscal 2024 primarily due to lower earnings of our joint ventures in China and the Czech Republic. Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $2 million in the first six months of fiscal 2025 compared to the same period of fiscal 2024 primarily due to lower earnings of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the second quarter of fiscal 2025 and fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $94 million ($1.69 per diluted common share) and $84 million ($1.49 per dilution common share), respectively. The higher Net income in the second quarter of fiscal 2025 compared with the same period in fiscal 2024 was primarily due to higher Segment EBIT in Performance Chemicals ($19 million) and lower Argentina controlled currency devaluation and other losses ($8 million), partially offset with lower Segment EBIT in Reinforcement Materials ($18 million).

In the first six months of fiscal 2025 and fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $187 million ($3.36 per diluted common share) and $134 million ($2.37 per dilution common share), respectively. The higher Net income in the first six months of fiscal 2025 compared with the same period in fiscal 2024 was primarily due to lower Argentina controlled currency devaluation and other losses ($41 million) and higher Segment EBIT ($13 million).

Second quarter of Fiscal 2025 versus Second quarter of Fiscal 2024—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, Certain items, Other unallocated items and Total segment EBIT for the three and six months ended March 31, 2025 and 2024 are included in the following table, and details of each item is set forth in the sections below.

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$151	$142	$295	$236
Less: Certain items	(4)	(12)	(10)	(54)
Less: Other unallocated items	(26)	(26)	(51)	(53)
Total segment EBIT	$181	$180	$356	$343

Certain Items

Details of the certain items for the three and six months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Legal and environmental matters and reserve	$(1)	$(1)	$(6)	$(1)
Global restructuring activities	(3)	(3)	(3)	(12)
Argentina controlled currency devaluation and other losses (Note B)	—	(8)	—	(41)
Other certain items	—	—	(1)	—
Total certain items	$(4)	$(12)	$(10)	$(54)

Other Unallocated Items

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Interest expense	$(19)	$(21)	$(37)	$(43)
Unallocated corporate costs	(13)	(18)	(26)	(35)
General unallocated income (expense)	9	15	16	28
Less: Equity in earnings of affiliated companies, net of tax	3	2	4	3
Total other unallocated items	$(26)	$(26)	$(51)	$(53)

Total other unallocated items remained flat and decreased by $2 million for each of the three and six months ended March 31, 2025, respectively, when compared to the same periods in fiscal 2024.

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter of fiscal 2025 and 2024 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Reinforcement Materials Sales	$594	$676	$1,205	$1,317
Reinforcement Materials EBIT	$131	$149	$261	$278

Sales in Reinforcement Materials decreased by $82 million in the second quarter of fiscal 2025 compared to the same period of fiscal 2024 primarily due to lower volumes ($48 million), the less favorable impact of foreign currency translation ($22 million) and less favorable pricing and product mix ($12 million). The lower volumes were primarily due to lower tire demand and contract outcomes in South America. The less favorable pricing and product mix was primarily due to lower raw materials costs that are generally passed through to our customers.

In the first six months of fiscal 2025, sales in Reinforcement Materials decreased by $112 million as compared to the first six months of fiscal 2024 primarily due to lower volumes ($44 million), less favorable pricing and product mix ($39 million) and the less favorable impact from foreign currency translation ($24 million). The lower volumes were primarily due to lower tire demand. The less favorable pricing and product mix was primarily due to lower raw materials costs that are generally passed through to our customers.

EBIT in Reinforcement Materials in the second quarter of fiscal 2025 decreased by $18 million compared to the same period of fiscal 2024. The decrease in EBIT was primarily driven by lower volumes from lower tire demand and contract outcomes in South America ($20 million).

In the first six months of fiscal 2025, EBIT in Reinforcement Materials decreased by $17 million compared to the same period of fiscal 2024. The decrease was primarily driven by lower volumes from lower tire demand ($18 million).

As we look to the third quarter of the fiscal year, we expect the Reinforcement Materials segment EBIT to decline modestly from the second quarter of fiscal 2025 as we anticipate lower volumes in reaction to the uncertain macroeconomic backdrop.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter of fiscal 2025 and 2024 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
	(In millions)
Performance Chemicals Sales	$311	$311	$622	$596
Performance Chemicals EBIT	$50	$31	$95	$65

Sales in Performance Chemicals remained flat in the second quarter of fiscal 2025 as compared to the same period of fiscal 2024 as higher volumes ($16 million) were offset by less favorable pricing and product mix ($12 million) and the unfavorable impact from foreign currency translation ($6 million). The higher volumes were primarily in our Fumed Metal Oxides product line as volumes related to construction and semiconductor applications reconnected to underlying demand drivers. The less favorable pricing and product mix was primarily from lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

In the first six months of fiscal 2025, sales in Performance Chemicals increased by $26 million as compared to the first six months of fiscal 2024 primarily due to higher volumes ($50 million), partially offset by less favorable pricing and product mix ($25 million). The higher volumes were primarily due to higher demand in all product lines as volumes have reconnected to underlying demand drivers in key end markets. The less favorable pricing and product mix was primarily due to lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

EBIT in Performance Chemicals increased by $19 million in the second quarter of fiscal 2025 as compared to the same period of fiscal 2024 primarily due to higher gross profit per ton ($9 million), and higher volumes ($9 million). The higher gross profit per ton was primarily from targeted price increases, cost savings and optimization measures across the segment. The higher volumes were primarily in our Fumed Metal Oxides product line as volumes related to construction and semiconductor applications reconnected to underlying demand drivers.

In the first six months of fiscal 2025, EBIT in Performance Chemicals increased by $30 million as compared to the same period of fiscal 2024. The increase was driven primarily by higher volumes ($29 million). The higher volumes were driven by higher demand in all product lines as volumes have reconnected to underlying demand drivers in key end markets.

As we look to the third quarter of the fiscal year, we expect the Performance Chemicals segment EBIT to be flat sequentially to the second quarter of fiscal 2025 as expected seasonal volume increases are expected to be offset by customer destocking in China.

Tariffs

Given the dynamic nature of the tariff announcements, related delays and ongoing negotiations between countries, we are assessing the potential impact. In most cases, Cabot manufactures products in the countries or regions in which they are sold which reduces our direct exposure to tariffs. There are small amounts of cross-border sales, where we are directly exposed to tariff increases, but we expect in those cases to be able to pass on changes in pricing through contractual formulas and increases in spot pricing that will limit the impact. The varying levels of implemented, proposed and paused tariffs around the world are causing some of our customers to be cautious in the short-term as they reduce inventory levels until the tariff guidelines are clear.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $168 million during the first six months of fiscal 2025, which was largely due to a higher outstanding commercial paper balance at the end of the period. As of March 31, 2025, we had cash and cash equivalents of $213 million and borrowing availability under our revolving credit agreements of $1.0 billion. We have access to borrowings under the following two credit agreements:

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

As of March 31, 2025, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. We generally use a combination of U.S. earnings, repatriation of certain foreign earnings, commercial paper issuances and borrowings under our U.S. Credit Agreement to meet our U.S. cash needs. With the exception of Argentina, which has some currency controls that prevent the distribution of cash, we are generally able to move cash throughout the Company through our cash pooling structures, intercompany accounts and/or distributions, as needed. Although we repatriate certain foreign earnings, cash held by foreign subsidiaries is generally considered permanently reinvested and is used to finance the subsidiaries’ operational activities and future investments. We usually reduce our commercial paper balance and, if applicable, borrowings under our Credit Agreements, at quarter-end using cash derived from customer collections, including the utilization of customer supply chain financing programs, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate cash, including cash from China, while paying any withholding or other taxes. Changes in regulations and tax laws in the U.S. or foreign countries could restrict our ability to transfer funds or impose material costs on such transfers.

As of each of March 31, 2025 and September 30, 2024, we had $114 million and $113 million, respectively, of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement at either date. There was $190 million and $45 million of commercial paper outstanding as of March 31, 2025 and September 30, 2024, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $197 million in the first six months of fiscal 2025 compared to $281 million of cash provided by operating activities during the same period of fiscal 2024.

Cash provided by operating activities in the first six months of fiscal 2025 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $75 million and cash dividends received from one of our equity investments of $12 million, which was offset by an increase in net working capital of $114 million. The increase in net working capital was largely driven by a decrease in Accounts Payable and accrued liabilities, and an increase in Accounts and notes receivable.

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

Cash Flows from Investing Activities

Investing activities consumed $174 million of cash in the first six months of fiscal 2025 compared to $95 million of cash consumed in the first six months of fiscal 2024.

In the first six months of fiscal 2025 and 2024, investing activities included $149 million and $97 million, respectively, of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital. In addition, in the first six months of fiscal 2025, investing activities included $27 million for cash paid for the asset acquisition described in Note C of our Notes to the Consolidated Financial Statements.

Capital expenditures for fiscal 2025 are expected to be between $250 million and $275 million. Our planned capital spending program for fiscal 2025 is for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures.

Cash Flows from Financing Activities

Financing activities consumed $7 million of cash in the first six months of fiscal 2025 compared to $195 million of cash consumed during the same period of fiscal 2024.

In the first six months of fiscal 2025, financing activities primarily consisted of share repurchases of $89 million, dividend payments to stockholders of $47 million, and cash dividends paid to noncontrolling interests of $20 million. There were also net proceeds from the issuance of commercial paper of $145 million.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for earnings, EBIT and volumes in our Reinforcement Materials segment in the third quarter of fiscal 2025, and for EBIT and volumes in our Performance Chemicals segment in the third quarter of fiscal 2025, and the principal assumptions underlying these expectations, including with respect to the impact from tariffs on demand for our products and our ability to pass on increased costs from tariffs to our customers through pricing; the possible direct and indirect impact of trade tariffs on our operations, and demand for our products, the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; regulatory developments, including regulatory compliance costs and potential impact on our operations; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine and the U.S.-China trade relationship; a significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; interest rates, tax rates, tariffs, currency exchange controls, and fluctuations in foreign currency; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2024 10-K and in our subsequent SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2025 does not differ materially from that discussed under Item 7A of our 2024 10-K.

Item 4. Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 - January 31, 2025	—			11,016,471
February 1, 2025 - February 30, 2025	462,379	$86.51	462,379	10,554,092
March 1, 2025 - March 31, 2025	65,000	$82.05	65,000	10,489,092
Total	527,379		527,379
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
(2)
Total number of shares purchased does not include 4,145 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

During our fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Exhibit 10.1+

Exhibit 10.1 Cabot Corporation 2025 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2025 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 24, 2025).

Exhibit 10.2*+	Exhibit 10.2 Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2025 Long-Term Incentive Plan.

Exhibit 10.3*+	Exhibit 10.3 Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2025 Long-Term Incentive Plan.

Exhibit 10.4*+	Exhibit 10.4 Form of Stock Option Award Certificate under the Cabot Corporation 2025 Long-Term Incentive Plan.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 6, 2025	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(duly authorized officer)

Date: May 6, 2025	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Chief Accounting Officer and Controller (chief accounting officer)