Form 10-Q
period 2025-06-30
CABOT CORP
filed 2025-08-05
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The Company had 53,203,624 shares of common stock, $1.00 par value per share, outstanding as of July 31, 2025.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions, except per share amounts)
Net sales and other operating revenues	$923	$1,016	$2,814	$2,993
Cost of sales	679	760	2,094	2,273
Gross profit	244	256	720	720
Selling and administrative expenses	62	68	192	210
Research and technical expenses	15	16	44	46
Income (loss) from operations	167	172	484	464
Interest and dividend income	7	8	20	25
Interest expense	(19)	(19)	(56)	(62)
Other income (expense)	—	(3)	2	(33)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	155	158	450	394
(Provision) benefit for income taxes	(43)	(40)	(133)	(121)
Equity in earnings of affiliated companies, net of tax	1	2	5	5
Net income (loss)	113	120	322	278
Net income (loss) attributable to noncontrolling interests, net of tax	12	11	34	35
Net income (loss) attributable to Cabot Corporation	$101	$109	$288	$243

Weighted-average common shares outstanding:
Basic	53.5	55.1	53.9	55.3
Diluted	53.8	55.7	54.4	55.8

Earnings (loss) per common share:
Basic	$1.87	$1.96	$5.27	$4.34
Diluted	$1.86	$1.94	$5.22	$4.30

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Net income (loss)	$113	$120	$322	$278
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	76	(66)	6	(19)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(3)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	1	2	2
Pension and other post-retirement benefit liability adjustments, net of tax	—	—	—	(1)
Other comprehensive income (loss), net of tax (provision) benefit of $4, $(1), $3, $11	76	(66)	5	(21)
Comprehensive income (loss)	189	54	327	257
Net income (loss) attributable to noncontrolling interests, net of tax	12	11	34	35
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	4	(1)	—	(1)
Comprehensive income (loss) attributable to noncontrolling interests	16	10	34	34
Comprehensive income (loss) attributable to Cabot Corporation	$173	$44	$293	$223

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2025	September 30, 2024
	(In millions)
Current assets:
Cash and cash equivalents	$239	$223
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	689	733
Inventories:
Raw materials	145	150
Finished goods	322	333
Other	64	69
Total inventories	531	552
Prepaid expenses and other current assets	114	97
Total current assets	1,573	1,605
Property, plant and equipment	4,330	4,082
Accumulated depreciation	(2,658)	(2,548)
Net property, plant and equipment	1,672	1,534
Goodwill	133	133
Equity affiliates	15	23
Intangible assets, net	56	53
Deferred income taxes	207	216
Other assets	181	172
Total assets	$3,837	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2025	September 30, 2024
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$100	$45
Accounts payable and accrued liabilities	596	676
Income taxes payable	34	43
Current portion of long-term debt	10	8
Total current liabilities	740	772
Long-term debt	1,105	1,087
Deferred income taxes	40	42
Other liabilities	269	245
Contingencies (Note F)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 53,334,316 and 54,430,316 shares, Outstanding: 53,203,216 and 54,297,251 shares	53	54
Less cost of 131,100 and 133,065 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,846	1,734
Accumulated other comprehensive income (loss)	(355)	(360)
Total Cabot Corporation stockholders' equity	1,541	1,425
Noncontrolling interests	142	165
Total stockholders' equity	1,683	1,590
Total liabilities and stockholders' equity	$3,837	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2025	2024
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$322	$278
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	114	114
Deferred tax provision (benefit)	9	7
Equity in earnings of affiliated companies	(5)	(5)
Share-based compensation	19	19
Other non-cash (income) expense	15	60
Cash dividends received from equity affiliates	13	1
Changes in assets and liabilities:
Accounts and notes receivable	47	(47)
Inventories	19	27
Prepaid expenses and other assets	(25)	(14)
Accounts payable and accrued liabilities	(79)	38
Income taxes payable	(10)	(6)
Other liabilities	7	16
Cash provided by (used in) operating activities	446	488
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(210)	(149)
Cash paid for asset acquisition	(27)	—
Other	(2)	3
Cash provided by (used in) investing activities	(239)	(146)
Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of commercial paper, net	52	(123)
Proceeds from short-term borrowings	14	—
Repayments of short-term borrowings	(11)	(1)
Proceeds from long-term debt	15	14
Repayments of long-term debt	(5)	(29)
Purchases of common stock	(129)	(106)
Proceeds from sales of common stock	2	15
Cash dividends paid to noncontrolling interests	(57)	(27)
Cash dividends paid to common stockholders	(71)	(69)
Cash provided by (used in) financing activities	(190)	(326)
Effects of exchange rate changes on cash	(1)	(57)
Increase (decrease) in cash and cash equivalents	16	(41)
Cash and cash equivalents at beginning of period	223	238
Cash and cash equivalents at end of period	$239	$197

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2024	54,297	$51	$—	$1,734	$(360)	$1,425	$165	$1,590
Net income (loss)				93		93	11	104
Total other comprehensive income (loss)					(97)	(97)	(7)	(104)
Cash dividends paid:
Common stock, $0.43 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(20)	(20)
Issuance of stock under equity compensation plans	308	—	2			2		2
Share-based compensation			8			8		8
Purchase and retirement of common stock	(390)	—	(10)	(31)		(41)		(41)
Balance at December 31, 2024	54,215	$51	$—	$1,772	$(457)	$1,366	$149	$1,515
Net income (loss)				94		94	11	105
Total other comprehensive income (loss)					30	30	3	33
Cash dividends paid:
Common stock, $0.43 per share				(23)		(23)		(23)
Cash dividends declared to noncontrolling interests						—		—
Issuance of stock under equity compensation plans	16	—	—			—		—
Share-based compensation			6			6		6
Purchase and retirement of common stock	(530)	—	(6)	(40)		(46)		(46)
Balance at March 31, 2025	53,701	$51	$—	$1,803	$(427)	$1,427	$163	$1,590
Net income (loss)				101		101	12	113
Total other comprehensive income (loss)					72	72	4	76
Cash dividends paid:
Common stock, $0.45 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(37)	(37)
Issuance of stock under equity compensation plans	38	—	—			—		—
Share-based compensation			5			5		5
Purchase and retirement of common stock	(536)	(1)	(5)	(34)		(40)		(40)
Balance at June 30, 2025	53,203	$50	$—	$1,846	$(355)	$1,541	$142	$1,683

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

June 30, 2025

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2025 and 2024. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Full detail on the Company’s significant accounting policies may be obtained by referring to Note A in the 2024 10-K.

Argentinian Government Actions

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During the three and nine months ended June 30, 2025, the Company recorded foreign exchange losses of $3 million and $5 million, respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances. During the three and nine months ended June 30, 2024, the Company recorded foreign exchange losses of $2 million and $42 million, respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances. Of the $42 million of foreign exchange losses in the nine months ended June 30, 2024, $33 million related to a single devaluation action in December 2023 by the Argentine government. The Company invests cash in money market funds and recorded investment income of $1 million and $2 million for the three and nine months ended June 30, 2025, respectively, and nil and $16 million, respectively, for the three and nine months ended June 30, 2024. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

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

Recent Accounting Pronouncements and Tax Legislation

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, and numerous effective dates, all of which the Company is evaluating. The Company expects to complete its evaluation of the impact of the OBBBA on the realizability of the Company’s U.S. net deferred tax assets to reflect the results of this assessment in the Company’s Consolidated Financial Statements for its fiscal year ending September 30, 2025.

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

D. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the nine months ended June 30, 2025 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2024	$48	$85	$133
Foreign currency impact	1	(1)	—
Balance at June 30, 2025	$49	$84	$133

The following table provides information regarding the Company’s intangible assets:

	June 30, 2025			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies(1)	$41	$(14)	$27	$34	$(12)	$22
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	62	(34)	28	60	(30)	30
Total intangible assets	$105	$(49)	$56	$96	$(43)	$53
(1)
Included within Developed technologies as of June 30, 2025 is $8 million of intangible assets acquired during the first quarter of fiscal 2025 as discussed in Note C above.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately sixteen years. Amortization expense was $2 million and $1 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $5 million and $4 million for the nine months ended June 30, 2025 and 2024, respectively. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $6 million each year for the next five fiscal years.

E. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2024, attributable to Cabot Corporation	$(342)	$(18)	$(360)
Other comprehensive income (loss) before reclassifications	(104)	—	(104)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	—	(7)
Balance at December 31, 2024, attributable to Cabot Corporation	$(439)	$(18)	$(457)
Other comprehensive income (loss) before reclassifications	34	1	35
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2025, attributable to Cabot Corporation	$(409)	$(18)	$(427)
Other comprehensive income (loss) before reclassifications	76	—	76
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at June 30, 2025, attributable to Cabot Corporation	$(337)	$(18)	$(355)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2023, attributable to Cabot Corporation	$(353)	$(9)	$(362)
Other comprehensive income (loss) before reclassifications	62	—	62
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at December 31, 2023, attributable to Cabot Corporation	$(296)	$(9)	$(305)
Other comprehensive income (loss) before reclassifications	(15)	—	(15)
Amounts reclassified from AOCI	—	(1)	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—	(4)
Balance at March 31, 2024, attributable to Cabot Corporation	$(307)	$(10)	$(317)
Other comprehensive income (loss) before reclassifications	(66)	—	(66)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	—	(1)
Balance at June 30, 2024, attributable to Cabot Corporation	$(372)	$(10)	$(382)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and nine months ended June 30, 2025 and 2024 are as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2025	2024	2025	2024
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	1	1	2	2
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	—	—	(1)	(1)
Total before tax		$—	$—	$(3)	$(3)

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

Cabot has a reserve to cover its expected share of liabilities for pending and future respirator liability claims, which is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company expects these liabilities to be incurred over a number of years. The reserve balance was $34 million and $35 million at June 30, 2025 and September 30, 2024, respectively.

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

G. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(Dollars in millions)
(Provision) benefit for income taxes	$(43)	$(40)	$(133)	$(121)
Effective tax rate	28%	25%	29%	31%

For the three and nine months ended June 30, 2025, the provision for income taxes included a net discrete tax expense of $1 million and $10 million, respectively. For the three and nine months ended June 30, 2024, the provision for income taxes included a net discrete tax benefit of $1 million and an expense of $14 million, respectively.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2024 tax years generally remain subject to examination by the IRS and various tax years from 2021 through 2024 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2024 remain subject to examination by their respective tax authorities.

During the three and nine month periods ended June 30, 2025, Cabot released uncertain tax positions of $1 million and $3 million, respectively, due to the expiration of statutes of limitations in various jurisdictions. During the three and nine month periods ended June 30, 2024, Cabot released uncertain tax positions of nil and $1 million, respectively, due to the expiration of statutes of limitations in various jurisdictions.

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$101	$109	$288	$243
Less: Dividends and dividend equivalents to participating securities	—	—	1	—
Less: Undistributed earnings allocated to participating securities(1)	1	1	3	3
Earnings (loss) allocated to common stockholders (numerator)	$100	$108	$284	$240

Weighted average common shares and participating securities outstanding	54.2	55.9	54.7	56.2
Less: Participating securities(1)	0.7	0.8	0.8	0.9
Adjusted weighted average common shares (denominator)	53.5	55.1	53.9	55.3

Earnings (loss) per common share - basic:	$1.87	$1.96	$5.27	$4.34

Diluted EPS:
Earnings (loss) allocated to common stockholders	$100	$108	$284	$240
Plus: Earnings allocated to participating securities	1	1	4	3
Less: Adjusted earnings allocated to participating securities(2)	1	1	4	3
Earnings (loss) allocated to common stockholders (numerator)	$100	$108	$284	$240

Adjusted weighted average common shares outstanding	53.5	55.1	53.9	55.3
Effect of dilutive securities:
Common shares issuable(3)	0.3	0.6	0.5	0.5
Adjusted weighted average common shares (denominator)	53.8	55.7	54.4	55.8

Earnings (loss) per common share - diluted:	$1.86	$1.94	$5.22	$4.30

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating stockholders. Undistributed earnings are allocated to common and participating stockholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$101	$109	$288	$243
Less: Dividends declared on common stock	24	24	70	69
Less: Dividends declared on participating securities	—	—	1	—
Undistributed earnings (loss)	$77	$85	$217	$174

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$76	$84	$214	$171
Undistributed earnings allocated to participating stockholders	1	1	3	3
Undistributed earnings (loss)	$77	$85	$217	$174

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2025, 284,730 and 93,576 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2024, nil and 209,478 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2025 or 2024.

At June 30, 2025 and September 30, 2024, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At June 30, 2025 and September 30, 2024, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2025, the fair value of the net investment hedge was a net liability of $13 million and was included in Prepaid expenses and Other Liabilities on the Consolidated Balance sheets. At September 30, 2024, the fair value of the net investment hedge was an asset of $1 million and was included in Prepaid expenses and other current assets and Other Assets on the Consolidated Balance sheets. At both June 30, 2025 and September 30, 2024, the fair value of the forward currency contracts was a liability of less than $1 million and was included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At June 30, 2025 and September 30, 2024, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million and $8 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

The carrying value and fair value of the long-term fixed rate debt were $1.09 billion and $1.10 billion, respectively, as of June 30, 2025, and $1.08 billion and $1.08 billion, respectively, as of September 30, 2024. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

J. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $13 million and $16 million as of June 30, 2025 and September 30, 2024, respectively, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
Three Months Ended June 30, 2025
Revenues from external customers(2)	$573	$320	$893	$30	$923
Income (loss) before income taxes(3)	$128	$57	$185	$(30)	$155

Three Months Ended June 30, 2024
Revenues from external customers(2)	$649	$332	$981	$35	$1,016
Income (loss) before income taxes(3)	$136	$55	$191	$(33)	$158

Nine Months Ended June 30, 2025
Revenues from external customers(2)	$1,778	$942	$2,720	$94	$2,814
Income (loss) before income taxes(3)	$389	$152	$541	$(91)	$450

Nine Months Ended June 30, 2024
Revenues from external customers(2)	$1,966	$928	$2,894	$99	$2,993
Income (loss) before income taxes(3)	$414	$120	$534	$(140)	$394

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

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Shipping and handling fees	$28	$31	$85	$93
Other	2	4	9	6
Total	$30	$35	$94	$99

(3)
Consolidated Total Income (loss) before income taxes reconciles to Income (loss) before income taxes and equity in earnings of affiliated companies on the Consolidated Statements of Operations. Income (loss) before income taxes that are categorized as Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Interest expense	$(19)	$(19)	$(56)	$(62)
Certain items(a)
Global restructuring activities	(3)	(1)	(6)	(13)
Legal and environmental matters and reserves	—	—	(6)	(1)
Argentina controlled currency devaluation and other losses (Note B)	—	(2)	—	(43)
Other certain items	—	1	(1)	1
Total certain items	(3)	(2)	(13)	(56)
Unallocated corporate costs(b)	(13)	(16)	(39)	(51)
General unallocated income (expense)(c)	6	6	22	34
Less: Equity in earnings of affiliated companies, net of tax(d)	1	2	5	5
Total	$(30)	$(33)	$(91)	$(140)

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

	Three Months Ended June 30, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$230	$98	$328
Asia Pacific	199	132	331
Europe, Middle East and Africa	144	90	234
Segment revenues from external customers	573	320	893
Unallocated and other			30
Net sales and other operating revenues			$923

	Three Months Ended June 30, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$265	$103	$368
Asia Pacific	245	132	377
Europe, Middle East and Africa	139	97	236
Segment revenues from external customers	649	332	981
Unallocated and other			35
Net sales and other operating revenues			$1,016

	Nine Months Ended June 30, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$714	$283	$997
Asia Pacific	659	400	1,059
Europe, Middle East and Africa	405	259	664
Segment revenues from external customers	1,778	942	2,720
Unallocated and other			94
Net sales and other operating revenues			$2,814

	Nine Months Ended June 30, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$793	$284	$1,077
Asia Pacific	760	372	1,132
Europe, Middle East and Africa	413	272	685
Segment revenues from external customers	1,966	928	2,894
Unallocated and other			99
Net sales and other operating revenues			$2,993

L. Subsequent Event

On August 4, 2025, Cabot entered into agreements with Bridgestone Corporation to purchase its carbon black manufacturing facility in Tamaulipas, Mexico, Mexico Carbon Manufacturing, S.A. de C.V., for approximately $70 million, which will be subject to customary closing adjustments. The acquisition is expected to close in the first half of fiscal 2026, subject to regulatory approval.

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

Our discussion under the heading “Third Quarter of Fiscal 2025 versus Third Quarter of Fiscal 2024—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Third quarter of Fiscal 2025 versus Third quarter of Fiscal 2024—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

During the third quarter of fiscal 2025, Income (loss) before income taxes and equity in earnings of affiliated companies decreased as compared to the third quarter of fiscal 2024. The decrease was primarily due to lower segment EBIT in Reinforcement Materials, partially offset by lower Unallocated corporate costs and higher segment EBIT in Performance Chemicals.

Third quarter of Fiscal 2025 versus Third quarter of Fiscal 2024—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Net sales and other operating revenues	$923	$1,016	$2,814	$2,993
Gross profit	$244	$256	$720	$720

For the three and nine months ended June 30, 2025, Net sales and other operating revenue decreased by $93 million and $179 million, respectively, compared to the same periods of fiscal 2024.

The decrease in Net sales and other operating revenues in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was driven by lower volumes in both our Reinforcement Materials and Performance Chemicals segments ($66 million combined) and less favorable pricing and product mix in Reinforcement Materials ($27 million). The lower volumes in both Reinforcement Materials and Performance Chemicals were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The less favorable pricing and product mix in Reinforcement Materials was driven by lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

The decrease in Net sales and other operating revenues in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 was driven by lower volumes in Reinforcement Materials ($94 million), less favorable pricing and product mix in both our Reinforcement Materials and Performance Chemicals segments ($92 million combined), and the unfavorable impact from foreign currency translation in Reinforcement Materials ($23 million), partially offset by higher volumes in Performance Chemicals ($35 million). The lower volumes in Reinforcement Materials were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The less favorable pricing and product mix was driven by lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments. The higher volumes in Performance Chemicals were primarily in our Fumed Metal Oxides, Inkjet Colorants and Battery Materials product lines from higher demand.

For the three and nine months ended June 30, 2025, gross profit decreased by $12 million and remained flat, respectively, compared to the same periods of fiscal 2024.

The decrease in Gross profit in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 was driven primarily by lower volumes in both our Reinforcement Materials and Performance Chemical segments ($25 million combined) which were partially offset by higher gross profit per ton in both our Reinforcement Materials and Performance Chemicals segments ($9 million combined). The lower volumes in both our Reinforcement Materials and Performance Chemicals segments were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The higher gross profit per ton in both our Reinforcement Materials and Performance Chemicals segments was primarily driven by optimization actions and lower spending from cost management efforts.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Selling and administrative expenses	$62	$68	$192	$210

Selling and administrative expenses decreased by $6 million and $18 million for the three and nine months ended June 30, 2025, respectively, compared to the same periods of fiscal 2024, primarily from cost management efforts.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Research and technical expenses	$15	$16	$44	$46

Research and technical expenses decreased by $1 million in the third quarter of fiscal 2025 and decreased by $2 million for the nine months ended June 30, 2025, respectively, compared to the same periods of fiscal 2024.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Interest and dividend income	$7	$8	$20	$25
Interest expense	$(19)	$(19)	$(56)	$(62)
Other income (expense)	$—	$(3)	$2	$(33)

Interest and dividend income decreased by $1 million and $5 million in the three and nine months ended June 30, 2025, respectively, compared to the same periods of fiscal 2024, primarily due to lower average interest rates, partially offset by higher average cash balances.

Interest expense remained flat and decreased by $6 million in the three and nine months ended June 30, 2025, respectively, compared to the same periods of fiscal 2024, due to lower average interest rates on short term borrowings.

Other income (expense) was $3 million in the third quarter of fiscal 2024, with no such amounts in the third quarter of fiscal 2025, and $35 million less expense for the nine months ended June 30, 2025. The change in both periods was primarily due to lower foreign exchange losses primarily in Argentina.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended June 30
	2025		2024
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(43)	28%	$(40)	25%
Less: Non-GAAP tax adjustments(1)	—		3
Operating tax rate	$(43)	28%	$(43)	27%

	Nine Months Ended June 30
	2025		2024
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(133)	29%	$(121)	31%
Less: Non-GAAP tax adjustments(1)	(6)		3
Operating tax rate	$(127)	28%	$(124)	28%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the three months ended June 30, 2025, the (Provision) benefit for income taxes was a provision of $43 million compared to a provision of $40 million for the same period in fiscal 2024, with the change primarily due to the mix of earnings. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For the nine months ended June 30, 2025, the (Provision) benefit for income taxes was a provision of $133 million compared to a $121 million provision for the same period in fiscal 2024, primarily due to higher earnings in the current period.

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

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$2	$5	$5
Net income (loss) attributable to noncontrolling interests, net of tax	$12	$11	$34	$35

Equity in earnings of affiliated companies, net of tax, decreased by $1 million and remained flat during the three and nine months ended June 30, 2025, respectively, compared to the same periods of fiscal 2024 primarily due to lower profitability of our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $1 million in the three months ended June 30, 2025, compared to the same period of fiscal 2024 primarily due to higher earnings of our joint ventures in the Czech Republic and China. Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $1 million in the first nine months of fiscal 2025 compared to the same period of fiscal 2024 primarily due to lower earnings of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the third quarter of fiscal 2025 and fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $101 million ($1.86 per diluted common share) and $109 million ($1.94 per diluted common share), respectively. The lower Net income in the third quarter of fiscal 2025 compared with the same period in fiscal 2024 was primarily due to lower Segment EBIT in Reinforcement Materials ($8 million).

In the first nine months of fiscal 2025 and fiscal 2024, we reported Net income (loss) attributable to Cabot Corporation of $288 million ($5.22 per diluted common share) and $243 million ($4.30 per diluted common share), respectively. The higher Net income in the first nine months of fiscal 2025 compared with the same period in fiscal 2024 was primarily due to lower Argentina controlled currency devaluation and other losses ($43 million).

Third quarter of Fiscal 2025 versus Third quarter of Fiscal 2024—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, Certain items, Other unallocated items and Total segment EBIT for the three and nine months ended June 30, 2025 and 2024 are included in the following table, and details of each item is set forth in the sections below.

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Income (loss) before income taxes and equity in earnings of affiliated companies	$155	$158	$450	$394
Less: Certain items	(3)	(2)	(13)	(56)
Less: Other unallocated items	(27)	(31)	(78)	(84)
Total segment EBIT	$185	$191	$541	$534

Certain Items

Details of the certain items for the three and nine months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Global restructuring activities	$(3)	$(1)	$(6)	$(13)
Legal and environmental matters and reserve	—	—	(6)	(1)
Argentina controlled currency devaluation and other losses (Note B)	—	(2)	—	(43)
Other certain items	—	1	(1)	1
Total certain items	$(3)	$(2)	$(13)	$(56)

Other Unallocated Items

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Interest expense	$(19)	$(19)	$(56)	$(62)
Unallocated corporate costs	(13)	(16)	(39)	(51)
General unallocated income (expense)	6	6	22	34
Less: Equity in earnings of affiliated companies, net of tax	1	2	5	5
Total other unallocated items	$(27)	$(31)	$(78)	$(84)

Total other unallocated items decreased by $4 million and $6 million for the three and nine months ended June 30, 2025, respectively, when compared to the same periods in fiscal 2024.

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

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter of fiscal 2025 and 2024 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Reinforcement Materials Sales	$573	$649	$1,778	$1,966
Reinforcement Materials EBIT	$128	$136	$389	$414

Sales in Reinforcement Materials decreased by $76 million in the third quarter of fiscal 2025 compared to the same period of fiscal 2024 primarily due to lower volumes ($51 million) and less favorable pricing and product mix ($27 million). The lower volumes were primarily due to lower customer demand in the Americas and Asia Pacific driven by uncertainty from tariffs and a weaker global macroeconomic environment. The less favorable pricing and product mix was primarily due to lower raw materials costs that are generally passed through to our customers.

In the first nine months of fiscal 2025, sales in Reinforcement Materials decreased by $188 million as compared to the first nine months of fiscal 2024 primarily due to lower volumes ($94 million), less favorable pricing and product mix ($66 million) and the less favorable impact from foreign currency translation ($23 million). The lower volumes were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The less favorable pricing and product mix was primarily due to lower raw materials costs that are generally passed through to our customers.

EBIT in Reinforcement Materials in the third quarter of fiscal 2025 decreased by $8 million compared to the same period of fiscal 2024. The decrease in EBIT was primarily driven by lower volumes ($21 million), partially offset by lower selling and administrative expenses ($6 million) and higher gross profit per ton ($5 million). The lower volumes were primarily due to lower customer demand in the Americas and Asia Pacific driven by uncertainty from tariffs and a weaker global macroeconomic environment. The lower selling and administrative expenses and higher gross profit per ton were primarily due to cost management efforts.

In the first nine months of fiscal 2025, EBIT in Reinforcement Materials decreased by $25 million compared to the same period of fiscal 2024. The decrease was primarily driven by lower volumes ($39 million), partially offset by lower selling and administrative expenses ($8 million) and the favorable impact from foreign currency translation ($5 million). The lower volumes were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The lower selling and administrative expenses were primarily due to cost management efforts.

As we look to the fourth quarter of the fiscal year, we expect the Reinforcement Materials segment EBIT to modestly decline from the third quarter of fiscal 2025 primarily due to expected higher costs sequentially, partially offset by expected higher volumes in Asia Pacific.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter of fiscal 2025 and 2024 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
	(In millions)
Performance Chemicals Sales	$320	$332	$942	$928
Performance Chemicals EBIT	$57	$55	$152	$120

Sales in Performance Chemicals decreased by $12 million in the third quarter of fiscal 2025 as compared to the same period of fiscal 2024 as lower volumes ($15 million) were partially offset by the favorable impact from foreign currency translation ($3 million). The lower volumes were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment, particularly in auto-related applications.

In the first nine months of fiscal 2025, sales in Performance Chemicals increased by $14 million as compared to the first nine months of fiscal 2024 primarily due to higher volumes ($35 million), partially offset by less favorable pricing and product mix ($25 million). The higher volumes were primarily in our fumed metal oxides product line and the less favorable pricing and product mix were primarily due to lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

EBIT in Performance Chemicals increased by $2 million in the third quarter of fiscal 2025 as compared to the same period of fiscal 2024 primarily due to higher gross profit per ton ($4 million). The higher gross profit per ton was primarily driven by lower spending from overall cost management efforts, targeted price increases and optimization measures across the segment.

In the first nine months of fiscal 2025, EBIT in Performance Chemicals increased by $32 million as compared to the same period of fiscal 2024. The increase was driven primarily by higher volumes ($25 million) and higher gross profit per ton ($5 million). The higher volumes were driven by higher demand primarily in our fumed metal oxides product line. The higher gross profit per ton was primarily from overall cost management efforts, targeted price increases and optimization measures across the segment.

In July 2025, Dow, our fence-line partner at our fumed metal oxides facility in Barry, Wales, announced that it would be ceasing its polysiloxane operations at their site by mid-calendar year 2026. Dow currently supplies our operations with chlorosilane feedstock, which we convert into fumed silica, under an agreement with a term through the end of calendar year 2028. We are in discussions with Dow about how they will satisfy performance under the terms of our contract.

As we look to the fourth quarter of the fiscal year, we expect the Performance Chemicals segment EBIT to decline from the third quarter of fiscal 2025 primarily due to expected lower seasonal volumes and expected higher costs sequentially.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $36 million during the first nine months of fiscal 2025, which was largely due to a higher outstanding commercial paper balance partially offset by a higher cash balance at the end of the period. As of June 30, 2025, we had cash and cash equivalents of $239 million and borrowing availability under our revolving credit agreements of $1.1 billion. We have access to borrowings under the following two credit agreements:

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

As of June 30, 2025, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of each of June 30, 2025 and September 30, 2024, we had $130 million and $113 million, respectively, of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement at either date. There was $98 million and $45 million of commercial paper outstanding as of June 30, 2025 and September 30, 2024, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $446 million in the first nine months of fiscal 2025 compared to $488 million of cash provided by operating activities during the same period of fiscal 2024.

Cash provided by operating activities in the first nine months of fiscal 2025 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $114 million and cash dividends received from our equity investments of $13 million, which was offset by an increase in net working capital of $13 million. The increase in net working capital was largely driven by a decrease in Accounts Payable and accrued liabilities offset by a decrease in Accounts and notes receivable and Inventories.

Cash provided by operating activities in the first nine months of fiscal 2024 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $114 million, foreign exchange losses of $38 million, and a decrease in net working capital of $18 million. The decrease in net working capital was largely driven by an increase in Accounts Payable and accrued liabilities and a decrease in inventories, partially offset by an increase in Accounts and notes receivable.

Cash Flows from Investing Activities

Investing activities consumed $239 million of cash in the first nine months of fiscal 2025 compared to $146 million of cash consumed in the first nine months of fiscal 2024.

In the first nine months of fiscal 2025 and 2024, investing activities included $210 million and $149 million, respectively, of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital. In addition, in the first nine months of fiscal 2025, investing activities included $27 million for cash paid for the asset acquisition described in Note C of our Notes to the Consolidated Financial Statements.

Capital expenditures for fiscal 2025 are expected to be between $250 million and $275 million. Our planned capital spending program for fiscal 2025 is for sustaining, compliance and improvement capital projects at our operating facilities as well as capacity expansion capital expenditures.

Cash Flows from Financing Activities

Financing activities consumed $190 million of cash in the first nine months of fiscal 2025 compared to $326 million of cash consumed during the same period of fiscal 2024.

In the first nine months of fiscal 2025, financing activities primarily consisted of share repurchases of $129 million, dividend payments to stockholders of $71 million, and cash dividends paid to noncontrolling interests of $57 million. There were also net proceeds from the issuance of commercial paper of $52 million and net proceeds from short-term borrowings of $3 million, which includes proceeds of $14 million partially offset by repayments of $11 million.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for EBIT, volumes and costs in our business segments in the fourth quarter of fiscal 2025, and the principal assumptions underlying these expectations, including the possible impact of the OBBA and our relationship with DOW on our operations, and demand for our products, the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; regulatory developments, including regulatory compliance costs and potential impact on our operations; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; timing of the expected closing of our acquisition in Mexico; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine and the U.S.-China trade relationship; a significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; interest rates, tax rates, tariffs, currency exchange controls, and fluctuations in foreign currency; our inability to complete capacity expansions or other development projects; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2024 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2025 does not differ materially from that discussed under Item 7A of our 2024 10-K.

Item 4. Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2025 - April 30, 2025				10,489,092
May 1, 2025 - May 31, 2025	510,000	$75.06	510,000	9,979,092
June 1, 2025 - June 30, 2025	23,333	$73.74	23,333	9,955,759
Total	533,333		533,333
(1)
On July 13, 2018, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the balance of shares then available for repurchase at that time to approximately eleven million shares. More recently, on December 3, 2024, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions. Neither of these authorizations have a set expiration date.
(2)
Total number of shares purchased does not include 1,612 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

During our fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 5, 2025	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(duly authorized officer)

Date: August 5, 2025	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Chief Accounting Officer and Controller (chief accounting officer)