Form 10-K
period 2025-09-30
CABOT CORP
filed 2025-11-24
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

Yes ☐ No ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2025), the aggregate market value of the Registrant’s common stock held by non-affiliates was $4,429,047,299. As of November 14, 2025, there were 52,898,776 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.	Business	5

ITEM 1A.	Risk Factors	14

ITEM 1B.	Unresolved Staff Comments	23

ITEM 1C.	Cybersecurity...............................................................................................................................................................	23

ITEM 2.	Properties	25

ITEM 3.	Legal Proceedings	26

ITEM 4.	Mine Safety Disclosures	26

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 8.	Financial Statements and Supplementary Data	41

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86

ITEM 9A.	Controls and Procedures	86

ITEM 9B.	Other Information	86

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	86

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	87

ITEM 11.	Executive Compensation	87

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	87

ITEM 14.	Principal Accounting Fees and Services	88

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	88

ITEM 16.	Form 10-K Summary	92

Signatures		93

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for earnings before interest and taxes (“EBIT”) in our business segments, and the principal assumptions underlying these expectations, including the possible impact of our relationship with Dow on our operations in Barry, Wales, and demand for our products; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; regulatory developments, including regulatory compliance costs and potential impact on our operations; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and the timing of such outlays; amortization expenses; our operating tax rate; timing of the expected closing of our acquisition in Mexico and when we expect to restart operations at our aerogel manufacturing plant; our plan to refinance our $250 million in notes with a coupon of 3.4% that mature in September 2026 prior to their maturity; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

PART I

Item 1. Business

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are reinforcing and specialty carbons, specialty compounds, conductive additives, carbon nanotubes, fumed metal oxides, inkjet colorants, and aerogel. Cabot and its affiliates have manufacturing facilities and operations in the United States (“U.S.”) and over 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

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

Reinforcement Materials

Products

Carbon black is a form of elemental carbon that is manufactured from by-product feedstock streams in a highly controlled process to produce particles and aggregates of varied size, structure, and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Reinforcing carbons (a class of carbon blacks manufactured by Cabot) are used to enhance the physical properties of the systems and applications in which they are incorporated.

Our reinforcing carbons products are used in tires and industrial products. Reinforcing carbons have traditionally been used in the tire industry as a rubber reinforcing agent to increase tread durability and are also used as a performance additive to reduce rolling resistance and improve traction. In industrial products such as hoses, belts, extruded profiles, and molded goods, reinforcing carbons are used to improve the physical performance of the product, including the product’s physical strength, fluid resistance, conductivity and resistivity.

In addition to our reinforcing carbons, we manufacture engineered elastomer composites (“E2C”) solutions that are composites of reinforcing carbons and rubber made using our patented elastomer composites manufacturing process. These composites improve abrasion/wear resistance, reduce fatigue of rubber parts and reduce rolling resistance compared to reinforcing carbons/rubber compounds made entirely by conventional rubber mix methods enabling rubber product manufacturers to reduce the need to make performance trade-offs. The use of E2C® composites enable our customers to produce better performing tires, including giant off-the-road tires and on-road commercial tires, as well as other rubber products used in high-wear applications such as mining. Additionally, because E2C® composites can be integrated into current product methods without additional significant capital investment, and require fewer mixing stages, lower mixing temperatures and shorter mixing cycles than conventional products, operating and production costs may be reduced. E2C is one of our focus areas for growth.

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

Demand in the developed Western European, Japanese, and North American regions is mainly driven by demographic changes, customers’ high-quality requirements, stringent tire regulation standards, changes in consumer preference (e.g., different tire sizes, model, and powertrain types), and relatively stable tire replacement demand. Demand in developing markets, such as China, Southeastern Asia, South America and Eastern Europe, has been mainly driven by the growing middle class, rapid industrialization, infrastructure spending and car ownership trends and demand for products exported from these regions to the Western markets. The growth in vehicle production, and in exports, in turn drives demand for both original equipment tires and replacement tires in developing regions. In recent years, demand in Western European and the Americas regions has been negatively impacted by increases in exports of tires from Asia to those regions.

Much of the reinforcing carbons we sell is used in tires and automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. The majority of the market for our products is in replacement tires which historically has been less cyclical as demand for replacement tires is correlated to miles driven. However, the increase in exports of tires from Asia described above has also negatively impacted demand for our products in the Americas and Western Europe related to replacement tire production.

Sales of reinforcing carbons and E2C® composites are made primarily by Cabot employees and secondarily through distributors and sales representatives. We have a regional asset base, and while we typically “make and sell” in region, which, among other advantages, provides our customers a regional supply chain and typically reduces transportation costs; our asset base allows us to also support global demand. Sales to five major tire customers represent a material portion of Reinforcement Materials’ total net sales and operating revenues. The loss of any of these customers, or a significant reduction in volumes sold to them, could have a material adverse effect on the segment until such business is replaced.

Under appropriate circumstances, we have entered into supply arrangements with certain customers, the typical duration of which is one year. These arrangements typically provide for sales price adjustments to account for changes in relevant feedstock costs including natural gas and, in many cases, changes in other relevant costs (such as the cost of CO2 credits in Europe, vendor financing and product delivery). In fiscal 2025, approximately sixty percent of our reinforcing carbons volume was sold under these supply arrangements. The majority of the volumes sold under these arrangements are sold to customers in the Americas and Europe.

Competition

We are one of the leading manufacturers of reinforcing carbons in the world. We compete in the sale of reinforcing carbons with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region of manufacture. We also compete with substitute products, specifically precipitated silica, and products marketed as being made with more sustainable material, specifically reclaimed carbon, sometimes referred to as recovered carbon black. Competition for our Reinforcement Materials products is based on product performance, quality, reliability, price, service, technical innovation, sustainability performance, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence, sustainability performance, and customer service provide us with a competitive advantage.

Raw Materials

Raw materials are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of our reinforcing carbons is composed of by-product residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. This "feedstock" is not made-for-purpose; it is a by-product stream of other industrial processes and would generally otherwise be consumed as a fuel oil and burned for heat or power. Natural gas is also used as a feedstock in the production of our reinforcing carbons. Our manufacturing process also requires water and electricity. Raw material costs generally are influenced by the availability of various types of our feedstocks, supply and demand of such raw materials and related transportation costs.

Operations

We own, or have a controlling interest in, and operate plants that produce reinforcing carbons in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Mexico, the Netherlands, and the U.S. An equity affiliate operates a reinforcing carbons plant in Venezuela. In addition, we have a 98% ownership interest in an entity that manufactures our E2C products in Port Dickson, Malaysia.

The following table shows our ownership interest as of September 30, 2025 in operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon, Indonesia	98% (consolidated subsidiary)
Port Dickson, Malaysia	98% (consolidated subsidiary)
Valencia, Venezuela	49% (equity affiliate)

In 2025, we completed our expansion project at our Cilegon, Indonesia plant, which added approximately 80,000 metric tons of capacity for reinforcing carbons.

In addition to carbon black, our manufacturing processes produce usable energy in the form of tailgas, as a by-product. Nine of our reinforcing carbons manufacturing sites and four reinforcing carbons/specialty carbons manufacturing sites have energy centers, and we are currently installing an energy center at our reinforcing carbons plant in Ville Platte, Louisiana. These energy centers allow us to utilize the tailgas through some form of energy co-generation, such as steam or electricity. We can use this co-generated energy internally to reduce our manufacturing operating costs or sell it and generate revenues from these energy center operations.

Performance Chemicals

In Performance Chemicals, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction, infrastructure, inkjet printing, electronics, and consumer products sectors and in applications related to the generation, transmission and storage of energy. In this reporting segment we combine our specialty carbons, specialty compounds, battery materials, fumed metal oxides, aerogel and inkjet product lines. Our focus areas for growth include conductive additives and other materials for battery applications, and inkjet dispersions for high-speed industrial printing applications, including packaging and graphic arts. The recent investments we have made for growth in this segment, including with respect to these specific areas of focus, are described below under the heading “Operations”.

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

Our battery materials products include our conductive additives and fumed alumina, which are used principally in lithium-ion batteries used in electric vehicles and energy storage systems, as well as advanced lead acid batteries. Our conductive additives consist of conductive carbons, carbon nanotubes and carbon nano structures, and blends of these materials, each of which offers different levels of conductivity and formulation flexibility for battery manufacturers to address performance (energy density, cycle life, fast charging), cost and safety. In lithium-ion batteries, our conductive additives are used in both cathode and anode applications to increase energy density by providing a conductive network between active materials. Fumed alumina is used to reduce cathode material and electrolyte decomposition and improve capacity retention leading to longer battery cycle life.

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive, construction, microelectronics, batteries and consumer products industries. These products include adhesives, sealants, cosmetics, batteries, inks, toners, silicone elastomers, coatings, polishing slurries and pharmaceuticals. In addition to its battery applications discussed above, fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent, or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

Aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the building and construction industry, the product is used in insulative sprayable plasters and composite building products, as well as translucent skylight, window, wall, and roof systems for insulating eco-daylighting applications. In the specialty chemicals industry, the product is used to provide matte finishing, insulating, and thickening properties for use in a variety of applications including thermal runaway management for lithium-ion batteries.

Our inkjet colorants are high-quality pigment-based black and color dispersions and inks. Our dispersions are based on our patented pigment surface modification technology and polymer encapsulation technology. The dispersions are used in aqueous inkjet inks to impart color, sharp print characteristics and durability, while maintaining high printhead reliability. These products are used in various inkjet printing applications, including traditional work-from-home and corporate office settings, and, increasingly, in graphic arts and packaging printing applications, all of which require a high level of dispersibility and colloidal stability. Our inkjet inks, which utilize our pigment-based colorant dispersions, are used in the commercial printing segment within graphic arts.

Drivers of Demand and Sales and Customers

Our specialty carbons products have a wide variety of end-uses and demand is largely driven by the growth and development of the construction and infrastructure, automotive, electronics and consumer products industries. Demand for our conductive additives for use in batteries is largely driven by the trend in electrification of vehicles and the increase in energy storage systems. Demand for fumed silica is mainly influenced by trends in key markets for silicones, adhesives, and coatings applications, notably, structural adhesives for automobile light-weighting, epoxy bonding paste for wind turbines, high-performance coatings and hybrid sealants for construction and silicones for medical devices, and the proliferation of electronics. Demand for specialty compounds is mainly influenced by growth and development of the automotive, infrastructure, consumer goods and electronic devices, packaging and agriculture industries.

Demand for our inkjet colorants is mainly influenced by developments in print media, pages printed in office and work-from-home environments, as well as press sales and utilization levels as digital aqueous pigment-based inks penetrate graphic arts and packaging applications historically served by analog printing methods.

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our specialty carbons and specialty compounds product lines, sales are generally to a broad number of customers. In our fumed metal oxides product line, sales under contracts with six customers account for approximately one-third of the revenue. In our battery materials product line, sales to four customers account for approximately 50% of revenue.

Competition

We are a leading producer of the products we sell in this segment. We compete in the sale of specialty carbons and products for battery materials applications with a mix of global and regional companies. In recent years, a number of these companies that operate regionally have increased the export of products outside their region of manufacture. For fumed alumina, we compete primarily with one manufacturer of fumed alumina that operates globally. For fumed silica, we compete with two companies with a global presence and several other companies that have a regional presence. For aerogel, we compete globally principally with one other company that produces aerogel products. We also compete with non-aerogel insulation products manufactured by regional companies throughout the world. For specialty compounds, we compete with many regional companies and a small number of global companies. Our inkjet colorants and inks are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty carbons and produce and/or treat conductive additives primarily in China, the Netherlands, and the U.S. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in China, Germany, the United Kingdom (“U.K.”), and the U.S., and a manufacturing plant that produces aerogel in Frankfurt, Germany, which is currently idled. An equity affiliate operates a fumed metal oxides plant in India. Our specialty compounds are predominately produced in facilities that we own, or have a controlling interest in, located in Belgium, Canada, Indonesia, China, and the United Arab Emirates. Our inkjet colorants and inks are manufactured at our facility in the U.S.

The following table shows our ownership interest as of September 30, 2025 in operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (Specialty Carbons and Compounds business)	90% (consolidated subsidiary)
Jiangxi Province, China (Fumed Metal Oxides business)	90% (consolidated subsidiary)
Wuhai, China (Fumed Metal Oxides business)	80% (consolidated subsidiary)
Mettur Dam, India (Fumed Metal Oxides business)	50% (equity affiliate)
Cilegon, Indonesia (Specialty Compounds business)	98% (consolidated subsidiary)

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

Global Operations

Both of our segments operate globally, and a significant portion of our revenues and operating profits is derived from operations outside the U.S. In particular, manufacturers in China continue to be important producers of tires and products for automotive applications, including more recently of batteries for electric vehicles, and since we made our initial investment in China in 1988, we have increased our operations in China to support increased demand for our products in China. We employ local management teams for our operations in China, and our business model in China is predominantly to make and sell product in-country to established local and multi-national customers with operations in China. In fiscal 2025, sales in China across our segments constituted approximately 25% of our revenues, and our property, plant, and equipment located in China constituted approximately 21% of our total property, plant and equipment as of September 30, 2025, as disclosed in Note U to our Consolidated Financial Statements. There are legal, operational, and other risks associated with having substantial operations in China, which are more fully described under the heading “Risk Factors” in Item 1A. If our ability to operate in China were to be constrained by legal, regulatory, or operational risks, it could have a material negative impact on our overall operations and the value of our securities.

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

Research and Development

Our products are highly versatile and meet specific performance requirements across many industries, creating opportunities for innovation. In fiscal 2025, we spent approximately $59 million on technology development. Our R&D activities included those focused in the areas of conductive additives, inkjet dispersions, and engineered elastomer composites. We are also focused on process innovation across our product lines. We are investing in furthering our sustainability efforts across various areas in order to reduce emissions and utilize more sustainable material in our production processes.

Seasonality

Our businesses are generally not seasonal in nature, although we may experience some regional seasonal declines during holiday periods.

Human Capital Resources

Our success is realized through the engagement and commitment of our people. We believe that our globally distributed workforce positions us well to serve our broad customer base in the regions and geographies in which they operate. As of September 30, 2025, we had approximately 4,100 employees across our global network of office and manufacturing locations, with 40% of our employees located in the Americas (60% of whom are in the United States), 33% in Asia Pacific (75% of whom are in China), and 27% in Europe, Middle East and Africa (“EMEA”). Of this global employee population, 43% are employed in manufacturing roles.

Our Management Executive Committee (“Executive Committee”) is comprised of our CEO and his nine direct reports who, collectively, have management responsibility for our businesses and regional operations, our financial, legal, safety, health, environment and sustainability, human resources, research and development, global business services, global engineering, and digital functions.

Our primary human capital objectives are to attract, retain, and develop the highest quality talent and ensure they feel safe, supported, and empowered to do their best work. Accordingly, our management team places significant focus and attention on matters concerning Cabot’s workforce – particularly in the areas of employee health and safety, talent, engagement, composition, retention and development, and total rewards. Our Board of Directors provides oversight of our human capital management efforts, with a focus on employee composition, engagement and development, executive succession and compensation, and employee health and safety. These areas of focus are also represented in our 2025 Sustainability Goals, which include:

•
fostering an environment where employees report high levels of inclusion and support for their professional development;
•
increasing broad representation in leadership and professional roles; and
•
reducing injuries and frequency of significant process safety events by 50%.

Our Core Values & Culture

Our deeply held values of integrity, respect, excellence, and responsibility are the foundation of our company and the way we operate. They are the standards by which we interact with our customers, stakeholders, and each other, fostering a positive working environment that inspires collaboration and innovation, and supports our focus on delivering shareholder value.

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
·
Renewal mindset: We challenge ourselves to think differently, learn, adapt, and continuously improve our way of working.
·
Accountable: We take personal ownership and accountability for our actions, performance, and results.
·
Inclusive: We strive to provide an environment where everyone feels accepted and valued with the opportunity to grow.

Our Employees

As of September 30, 2025, we had 4,064 employees. Globally, 25% of our employees self-identify as women. In addition, 25% of our U.S. based employees self-identify as People of Color.

Talent Attraction, Development and Retention

We have numerous initiatives and programs to attract, develop and retain our talent tailored to specific employee populations and geographies, including leadership and executive development programs, technical training, and other skill-based training. In fiscal 2025, we expanded our portfolio of programs tailored to key functions, which now include manufacturing, engineering, global business services, digital, technology, and product management with the goal of providing employee resources to support career development aligned with specific roles. For instance, we developed an onboarding framework and training curriculum for our product managers to accelerate success in this key role. We also deployed a new Sustainability leadership program in our Asia Pacific region to enhance leaders’ understanding and capabilities. This initiative included training on ESG frameworks, industry benchmarks, and Cabot’s sustainability journey, Net Zero ambition, and carbon management strategy. Leaders then shared practical tools and examples that can be applied at a local level.

Employee Engagement

We believe that our continued focus on and investment in employee engagement and development continues to be well received by our employees. In our biennial global employee engagement survey, employees reported high levels of engagement with an increase in scores in many areas including questions related to living by our values, well-being, fair treatment, empowerment, collaboration, belonging, and more.

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

Some of our employees in the U.S. and abroad are covered by collective bargaining or similar agreements. We have generally positive and productive employee relations with our employees, unions, and works councils globally.

Cabot’s global voluntary turnover rate for fiscal 2025 was approximately 6.0%, which represents no change in the Company’s attrition rate relative to fiscal 2024.

Total Rewards

We strive to provide a total rewards program that enables us to attract, retain and motivate the best talent to support our businesses. Our compensation programs embrace a pay for performance philosophy and are designed to be competitive within the markets in which we compete for talent. Our pay practices reward achieving individual and Company performance goals and are equitably differentiated based on role, experience, contributions, and performance.

Cabot is committed to ensuring that employees are paid fairly and without discrimination while taking into account job-related factors such as responsibilities, location, work experience, education, performance, and contributions. We conduct reviews annually to monitor our pay practices and develop pay actions where appropriate. Our analysis continues to show strong gender pay equity globally and, within the United States, pay equity across underrepresented groups. This holds true across all pay components – base salary, short-term incentives, and long-term incentives – for employees in the same grade, job function, and location.

As pay transparency requirements continue to evolve globally, in fiscal year 2025, we conducted education sessions for leaders on our compensation philosophy, policies, and structures. We also provided workshops to help leaders effectively address employee questions related to pay.

We also aim to provide competitive benefits programs in all the locations where we operate, including meeting or exceeding local regulations and focusing on health and welfare, employee well-being, employee assistance program (EAP), and retirement savings. Examples of benefit programs we offer in the U.S. include a 401(k) plan that exceeds market standards in levels of employer matching contributions, health benefits (including medical, dental and vision), life and accident insurance, disability coverage, paid time off, tuition reimbursement, and other voluntary benefits.

Employee Health & Safety

We believe that our primary responsibilities as an employer include providing a safe work environment and promoting wellness across the workforce. Our goal is for all employees, contractors, and visitors to return home in the same condition as when they arrived at work that day. As part of our “Drive to Zero” initiative, we have set a long-term goal of achieving zero injuries at our facilities worldwide. We intend to achieve this ambitious objective by following a number of measures, including training employees in hazard recognition, ensuring procedures are established to mitigate risks, and equipping supervisory personnel with the tools and skills required to execute our work safely. As part of this effort, members of our leadership team participate in root cause determinations, and the results are shared throughout our network of operating facilities. Recognizing that it may take many years to achieve our Drive to Zero goal, we established a continuous improvement goal for personal safety to achieve a 50% reduction in our recordable and severe injury rate from our baseline measurement in calendar year 2019 by calendar year 2025. For fiscal 2025, our Total Recordable Incident Rate (TRIR) based upon the number of injuries per 200,000 work hours for both employees and contractors was 0.17 and our Lost Time Incident Rate (LTIR) was 0.05. For comparison, the U.S. Bureau of Labor Statistics reports for chemical manufacturing an average TRIR of 1.8 and LTIR of 0.6 in calendar year 2023.

We continue to be recognized as an American Chemistry Counsil Responsible Care® company, and, as part of our commitment to Responsible Care, we remain focused on continuously improving the health and safety of our people, processes, and products. In accordance with this certification, we report our safety performance metrics annually and undergo external audits regularly to evaluate our program, identify gaps and undertake corrective actions as needed.

Through our global SHE & Sustainability Commitment, which is endorsed by our Management Executive Committee and adopted by our Board of Directors, we hold ourselves accountable to demonstrate our company values and continuously improve the way we operate. The SHE & Sustainability Commitment defines several important objectives for our continuous improvement in safety, including:

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
·
Exemplifying the Responsible Care® Guiding Principles;
·
Partnering with customers and suppliers to advance innovative and sustainable solutions; and
·
Improving efficiencies, reducing environmental impacts, and ensuring that we are prepared for emergencies that could occur.

Safety, Health, Environment and Sustainability

In recognition of the importance of safety, health, environment and sustainability matters to Cabot, our Board of Directors has a Safety, Health, Environment, and Sustainability Committee. The Committee, which is comprised of independent directors, meets regularly and oversees our safety, health, and environmental performance, process safety, security, product stewardship, community engagement, and governmental affairs. In particular, the Committee reviews metrics, audit results, emerging trends, overall performance, risks and opportunity assessments and management processes related to our safety, health, environmental and sustainability program.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). The SH&E Requirements regulating our operations include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities, as well as for product registrations. We have expended and will continue to expend considerable resources to construct, maintain, operate, and improve our facilities throughout the world for safety, health and environmental protection and to comply with SH&E Requirements. We spent $74 million in environmental-related capital expenditures in fiscal 2025. We anticipate spending approximately $60 million for such matters in fiscal 2026. A significant portion of these costs have been for the installation of air pollution control equipment, including costs associated with our compliance with the Consent Decree we entered into in November 2013 with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to the EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot has installed technology controls for sulfur dioxide and/or nitrogen oxide at its carbon black plants in Pampa, Texas and Franklin, Louisiana, and is in the process of installing such technology controls at its plant in Ville Platte, Louisiana. We are currently in discussions with the EPA and LDEQ to extend our compliance date at the Ville Platte facility. We expect that the total capital costs to install these technology controls will be approximately $270 million and will be incurred through early 2026. As of September 30, 2025, we have incurred $241 million to install these controls in the U.S. In addition, operating these technology controls increases our on-going plant operating costs. All carbon black manufacturers in the U.S. have settled with the EPA and have installed similar controls. In addition, under the Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419, a new requirement for sulfur dioxide (“SO2”) emissions went into effect on July 1, 2023 for our reinforcing carbons plant in Sarnia, Ontario. We are out of compliance with this new air standard, and under the terms of the current abatement plan we have in place with the MECP regarding this requirement, we are required to install air pollution controls at the plant by July 1, 2028, with specified milestones before that date. To date, our ability to operate our reinforcing carbons plant in Sarnia has not been restricted as we are working with MECP on a solution. In addition, in the EU, the large volume inorganic chemicals Best Available Technique Reference (“BREF”) is currently under revision, and we expect that requirements to install technology controls for sulfur dioxide and/or nitrogen oxide at the Company’s four carbon black facilities in the EU may be finalized in 2028 with a four year compliance deadline.

As described above, environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emissions limits globally, particularly as they relate to nitrogen oxide, sulfur dioxide and particulate matter emissions. In addition, growing concerns about climate change have led to global efforts to reduce greenhouse gas (“GHG”) emissions with a goal of achieving net zero GHG emissions in the future, which will impact the carbon black industry and our business as carbon dioxide is emitted from those manufacturing processes. Currently, in Europe, our four carbon black facilities are subject to the EU Emissions Trading Scheme (“EU ETS”). The fourth phase of the EU ETS began in January 2021, with updated product benchmarks for our carbon black facilities. As a result of revisions to the EU ETS program following the ETS Directive reform adopted in May 2023 that increased the ambition of the EU ETS, the free allowances under the program will be phased out over time, and we anticipate increased costs to the Company beginning in 2026 due to an increased need to purchase emission credits. Further, in order for our carbon black plant in Botlek, the Netherlands, to retain the maximum amount of free allowances allocated to this plant beginning in calendar year 2025, in June 2024 we submitted to the Dutch Emission Authorities our plan for achieving carbon neutrality at that plant by 2050. Our plan assumes a potential investment in carbon capture, utilization and storage technology at the plant that would be installed and operational by 2050. We will continue to monitor revisions and updates to the EU ETS program and related reporting, including updates to the carbon black product benchmarks that will apply at the beginning of calendar year 2026, and other measures that may reduce the maximum amount of free allowances allocated to our carbon black plants and increase our compliance costs. In addition, we will continue to evaluate the future potential applicability of the new carbon border adjustment mechanism (“CBAM”) program in the EU as an alternative to free allowances under the EU ETS and as a system complementary to the EU ETS. Our carbon black facility in the Netherlands is also subject to the Netherlands CO2 tax, which is a top-up tax to the EU ETS scheme. In China, a national emissions trading program is currently in place for the power, cement, steel, and electrolytic sectors and it is expected to be expanded to apply to the carbon black sector in the future. We continue to monitor that program’s further implementation and expect it may apply to the carbon black industry in the future with the existing regional pilot programs expected to continue to operate until the national program becomes effective. Our carbon black facility in Ontario, Canada is subject to the Ontario Emissions Performance Standard trading system, a transition from the federal carbon tax program and under which specific transition requirements became effective on January 1, 2022. In Mexico, our carbon black facility is participating in the national ETS program, a transition from the pilot program that was in effect for our plant in 2023. In Japan, we expect our two carbon black plants to be subject to a national ETS program beginning in April 2026. In other regions where we operate, some of our facilities are required to report their greenhouse gas emissions but are not currently subject to programs requiring trading or emission controls but may be subject to limited carbon tax programs affecting fuels we purchase. We generally expect to pay any incurred taxes or purchase emission credits as needed to respond to any allocation shortfalls and pass these costs on to our customers. In addition, further air emission regulations may be adopted in the future in regions and countries where we operate, which could have an impact on our operations. Increasing regulatory programs associated with emissions and concerns regarding climate change are expected to increase our capital and operational costs in the future.

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” in Item 3 below, and Note S in Item 8 below, under the heading “Contingencies”.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our environmental reserve for costs associated with such remediation. As of September 30, 2025, our environmental reserve was approximately $5 million. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our consolidated financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

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

Our products are subject to the chemical control laws and regulatory requirements of the countries in which they are manufactured or imported and distributed commercially. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act (“TSCA”) in the U.S. and the Registration, Evaluation and Authorization of Chemicals (“REACh”) in the European Union. Manufacturers or importers of these chemical substances are required to submit specified health, safety, environment, risk and use information about these substances. Under the “Evaluation” portion of the REACh framework, the European Chemicals Agency (ECHA) and European Union Member States assess the information submitted by companies within registration dossiers and testing proposals to determine whether the associated substances are safe for use. The silica substance evaluation was concluded in 2021, and following this, the Netherlands has proposed a STOT RE 1 classification for untreated silica which was recently adopted by ECHA, but has not yet been finalized. Carbon black is scheduled for a substance review in 2026. Analogous regimes exist in other parts of the world, including the UK, Turkey, China, South Korea, and Taiwan. Many of these chemical control regulations are in the process of a multi-year implementation period for product/substance registrations or notifications.

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

A number of organizations and regulatory agencies have become increasingly focused on the issue of water scarcity, water conservation, and water quality, particularly in certain geographic regions. We are engaged in various activities to promote water conservation and wastewater recycling, particularly given that some of our manufacturing processes are water intensive and some of our manufacturing sites are located in water-stressed areas. The costs associated with these activities are not expected to have a material adverse effect on our operations.

Various U.S. agencies and international bodies have adopted security requirements applicable to certain manufacturing and industrial facilities and marine port locations. These security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases, the registration of certain facilities with specified governmental authorities. We closely monitor all security-related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.

Item 1A. Risk Factors

In addition to factors described elsewhere in this report, the following are important factors that could adversely affect our business. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial results.

Industry Risks

Our industry is highly competitive and demand for our products and our financial results may be negatively impacted by changes in industry capacity utilization, a material shift in the geographic area of tire production (in particular, shifts away from higher margin regions), and competition from other specialty chemical companies.

We operate in a highly competitive marketplace. Our businesses are sensitive to changes in industry capacity utilization, and pricing tends to decrease when industry capacity utilization decreases, which affects our financial performance. As a result, overcapacity in one region, such as China and India, that is exported to other geographies causing underutilization in those markets disrupts regional supply and demand dynamics and may reduce demand for our products.

Our Reinforcement Materials business is also sensitive to shifts in the geographic areas where tire production occurs. In recent years, the export of tires produced in Asia to the Americas and Western Europe has increased compared to historic levels and reduced the production of tires by our tire customers in those regions. In recent years, this shift in tire production has reduced, and may continue to reduce, demand for our Reinforcement Materials products in the Americas and Western Europe, and our capacity utilization, in those higher margin regions. This increase in tire exports from Asia and other actions by our competitors could also impact our ability to maintain or raise prices, successfully enter into new markets or maintain or grow our market position.

Further, our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer similar functionality as our products, particularly those with an improved environmental footprint, that could be substituted for our products, may negatively affect demand for our products.

Environmental laws and regulations that affect our industries impose constraints on our operations, and could threaten our competitive position and increase our operating costs, which may adversely impact our business and results of operations.

Our ongoing manufacturing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to environmental matters, many of which provide for substantial monetary fines, civil and criminal sanctions and possible injunctive relief for violations. These include requirements to obtain and comply with various environmental-related and other permits for constructing new facilities and operating our existing facilities, as well as settlements with agencies regarding environmental matters and environmental requirements. These environmental regulatory requirements impose constraints on our operations and could threaten our competitive position. We have expended and will continue to expend considerable amounts to construct, maintain, operate, and improve our facilities around the world for environmental protection. In addition, an increased emphasis on environmental justice, which is the fair treatment and meaningful involvement of all individuals and communities in which we operate, regardless of race, color, national origin, or income, with respect to the development, implementation and enforcement of environmental laws, regulations, and policies, could result in increased compliance requirements and costs. Furthermore, our actual or perceived failure to adhere to these principles could harm our reputation.

Further, environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxides, sulfur dioxide and particulate matter emissions. We expect complying with existing regulations and other regulatory and tax changes being proposed in regions where we operate, if approved, will require us to incur significant additional costs for compliance, capital improvements or possibly limit our current or planned operations. We may not be able to offset the costs of these compliance obligations through price increases. Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. Further, the capital improvements needed to comply with environmental requirements frequently involve the development and installation of new technologies within existing plant operations and there is a risk that these new technologies will not operate as we expect. In addition, as with construction projects generally, these projects may be delayed because of the availability of labor and materials or contractor performance issues and may have unexpected cost increases. There may be delays in the start-up of these capital improvements and we may not be able to comply with environmental regulatory requirements in a timely manner. We have experienced these issues at our plant in Ville Platte. Further, following our termination of the construction contract for the design and installation of air pollution control equipment at Ville Platte as a result of the contractor’s poor performance, the contractor has filed a demand for arbitration against us in connection with our termination of the contract. Cabot has filed a counterclaim against the contractor seeking damages greater than the value of the contract on account of the contractor’s breaches of the contract.

A description of the regulatory matters is included in the discussion under the heading “Safety, Health, Environment, and Sustainability” in Item 1 above, and in Note S in Item 8 below under the heading “Contingencies”.

We may be exposed to certain regulatory and financial risks related to climate change developments and an increased focus on carbon neutrality and net zero emissions, which may adversely affect our business and results of operations, and increased pressures and adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation.

Carbon dioxide, a greenhouse gas, is emitted in carbon black manufacturing processes. Concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality and net zero, may result in additional regulations on both national and supranational levels, to monitor, regulate, control and impose taxes on emissions of carbon dioxide and other greenhouse gases. Climate changes include extreme weather impacts, such as changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures. A number of governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Specifically, in certain geographic areas, our carbon black facilities are or may become subject to greenhouse gas emission trading schemes or carbon tax programs under which we may be required to pay any incurred taxes or purchase emission credits if our emission levels exceed our free allocation. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements and fees or restrictions on certain activities. Compliance with greenhouse gas and climate change initiatives may result in additional costs to us, including, among other things, increased production costs, increased feedstock costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. In addition, certain of our carbon black products for specialty applications have higher greenhouse gas emissions than our other products, which may increase our compliance costs and make it more challenging to achieve our emissions goals without technology developments. We may not be able to offset the effects of these new or more stringent laws and regulations and compliance costs through price increases, which could adversely affect our business and negatively impact our profitability and our growth. Our ability to implement price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

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

In addition, even without increased regulation, increased public awareness and adverse publicity about potential impacts on climate change or environmental harm from us or our industry could harm our reputation or otherwise impact the Company adversely. In recent years, investors have also begun to show increased interest in sustainability and climate change as it relates to their investment decisions. Our failure to execute our sustainability strategy in a way that adequately responds to these environmental concerns in a timely manner could harm our reputation and negatively impact the perceived value of our securities. In addition, new disclosure requirements related to GHG emissions and climate change, including the European Sustainability Reporting Standards and U.S. state laws requiring climate disclosure, may negatively impact our business by diverting resources, increasing our compliance costs and harming our reputation. Further, more frequent weather-related impacts on our operations and plant sites may impact the cost or availability of insurance.

We cannot predict how legal, regulatory and social responses to concerns about climate change, as well as other sustainability and environmental matters, will impact our business.

Volatility in the price and availability of raw materials and energy could impact our margins and working capital and our revenues from our energy center operations.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Our carbon black businesses use a variety of feedstocks as raw material including high sulfur fuel oils, low sulfur fuel oils, coal tar distillates, and ethylene cracker residue, the cost and availability of which vary, based in part on geography. Significant movements or volatility in our carbon black feedstock costs could have an adverse effect on our working capital and results of operations. In addition, regulatory changes, tariffs, or geopolitical conflict may impact the availability and prices of our raw materials. For example, the Russian invasion of Ukraine and the resulting ongoing war has in the past disrupted and may in the future continue to disrupt the price and availability of natural gas in Europe.

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

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods is important to our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. The loss of any of our important customers, or a significant reduction in volumes sold to them, could adversely affect our results of operations until such business is replaced or any temporary disruption ends. Further, in our Reinforcement Materials segment we enter into supply arrangements with a number of key customers that typically have a duration of one year, which account for approximately sixty percent of our total reinforcing carbons volumes. Our success in negotiating the price and volume terms under these arrangements has a material effect on our results. In addition, a number of our operations are conducted through joint venture arrangements that operate pursuant to long-term contracts, including for the supply of raw materials and the provision of other services for the joint venture operations. Any dispute as to the terms of these contractual arrangements or deterioration in the relationship between us and our joint venture partner, or the disruption or curtailment of a joint venture partner’s operations, could disrupt the operations of the joint venture, which could affect our financial results and harm our reputation. In addition, any deterioration in the financial condition of any of our customers that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

We are exposed to political or country risk inherent in doing business in some countries, including China.

Sales outside of the U.S. constituted the majority of our revenues in fiscal 2025. We conduct business in several countries, including China, that have less developed legal systems and financial markets, and potentially less predictable business environments than the U.S. As set forth in Note U to our Consolidated Financial Statements, sales in China constituted approximately 25% of our revenues in fiscal 2025 and our property, plant and equipment located in China constituted approximately 21% of our total property, plant and equipment as of September 30, 2025. Our operations outside of the U.S., including in China, expose us to risks related to uncertain enforcement of laws by foreign governments as well as risks that foreign governmental entities will change applicable rules and regulations with minimal advance notice. These risks could result in a material change in our operations, which could negatively impact the value of our securities. Additionally, our operations in some countries, including China, are subject to various risks, including changes in the rate of economic growth; unsettled political or economic conditions; abrupt changes in regulation; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions or additional costs associated with repatriating cash; exchange controls; inflation; currency fluctuations and devaluation; political tension that could result in sanctions being imposed against our customers or suppliers in countries where sanctions have not been imposed in the past; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

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

At certain of our fumed metal oxides facilities, we have fence-line arrangements (many of which are closed-loop) with adjacent third-party manufacturing operations (“fence-line partners”), who provide raw materials for our manufacturing operations and/or take by-products generated from our operations. Accordingly, any disruptions or curtailments in a fence-line partner’s production facilities that impacts their ability to supply us with raw materials or to take our manufacturing by-products could disrupt our manufacturing operations or cause us to incur increased operating costs to mitigate such disruption. We have experienced disruptions in the supply of raw materials from certain of our fence-line partners in recent years, which caused us to curtail our operations or incur higher operating costs. Recently, in July 2025, Dow, our fence-line partner at our fumed metal oxides facility in Barry, Wales, announced that it would be ceasing its polysiloxane operations at their site by mid-calendar year 2026. Dow currently supplies our operations with chlorosilane feedstock, which we convert into fumed silica, under an agreement with a term through the end of calendar year 2028. We are engaged in discussions with Dow as to how it will satisfy its performance obligations to us; however, when our agreement with Dow ceases we may be forced to limit our manufacturing operations at our Barry site, which could decrease the site’s profitability and increase our costs. In addition, we operate certain of our carbon black facilities through joint venture arrangements, pursuant to which our joint venture partners provide feedstock and/or take by-products generated from our operations. A dispute with a joint venture partner concerning the terms of those arrangements could impact our joint venture operations and could decrease our income from such operations. For example, we were recently in arbitration following a dispute with our joint venture partner in the Czech Republic, and although we were successful on the merits of the arbitration, while the dispute was on-going, it negatively impacted those operations. Further, significant events at neighboring industrial facilities, such as environmental releases, could also disrupt our operations and result in negative publicity about us and harm our reputation.

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

The secure processing, maintenance and transmission of this data are critical to our operations and business strategy. Failures in our information technology systems, including those involving our managed service provider, could disrupt our business. Challenges may also arise when maintaining or upgrading our systems, or when integrating information technology and other systems as part of business acquisitions. Such disruptions could impede our ability to process transactions and affect our financial reporting. Additionally, these issues may impact on our operations, potentially contributing to a process safety event. Any of these scenarios may have a material adverse effect on our business or results of operations. In the past, our networks have been subject to an attack, potentially by suspected foreign nation-state attackers, who conducted reconnaissance and deployed malware. While our systems were able to isolate and expel the attacker before material harm was caused, criminals, rogue insiders, nation-state, and other attackers may continue to attack our network, and our defenses may be unable to succeed in detecting their actions or stop them from inflicting potentially material harms including by theft, destruction, misuse, or corruption of our data or systems or those of other entities whose systems may interconnect with ours.

In addition, our information technology systems could be compromised by outside parties intent on extracting information, corrupting information or disrupting business processes. Despite our security design and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, inadvertent or intentional employee actions, system failures and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, or operational disruptions. We face increased information technology security and fraud risks due to our increased reliance on working remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Additionally, as we increase our use of artificial intelligence tools into our operations, the risk of unauthorized access to our data and of making errors or erroneous decisions based on our reliance on the AI tool will increase. We have in the past and may in the future be exposed to unauthorized access to our information technology systems through undetected vulnerabilities in our or our service providers’ information systems or software. With the evolving nature of cybersecurity threats, the scope and impact of any information security incident cannot be predicted. In addition, more than a dozen states in the United States have also passed comprehensive data protection legislation, and the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China, and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply could result in fines or penalties.

Breaches of our security measures, cyber incidents and disruptions, use of AI tools, the theft or accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, our vendors, or our customers, or failure to comply with laws and regulations related to information security or privacy, could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or result in legal claims or proceedings against us by governmental entities or individuals, significant fines, penalties and judgments, disruption of our operations, remediation requirements, changes to our business practices, and damage to our reputation, and could otherwise harm our business and our results of operations. In the case of a catastrophic cyber event, dedicating considerable resources to the restoration and security of our information technology systems may result in increased operational expenses and significant interruptions to business continuity, with the potential for negative financial consequences.

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

We have experienced recent disruptions of the type described above. For example, the severe flooding that occurred in Western Europe in July 2021 caused significant damage to our specialty compounds plant in Pepinster, Belgium. That disruption resulted in a near-term reduction in earnings from lower volumes and certain increases in our operating costs. We also experienced severe weather events in fiscal 2024 that negatively impacted the results of our Reinforcement Materials segment. Specifically, drought conditions in Mexico affected our operations and flooding conditions in Brazil affected our customers. In 2025, the typhoon in China caused property damage to our plant in Zhuhai.

Financial and Other Risks

Negative or uncertain worldwide or regional economic conditions or trade relations may adversely impact our business.

Our operations and performance are affected by worldwide and regional economic conditions and global trade relations. Uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products, while inflationary pressures may increase our costs. We may also experience pricing pressure on products and services, or be unsuccessful in passing along to our customers an increase in our raw materials costs or energy prices, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction (“destocking”) measures that exceed declines in the actual underlying demand. Given our position in the value chains for our principal products, we typically experience greater destocking impacts in our results of operations early in a recessionary cycle. Further, uncertainty created by volatile global trade and tariff policies may reduce demand for our products, negatively impact supply chain arrangements and inventory planning, and reduce our volumes and profitability.

Our operations in the EU are material to our business and important to our customers. If the competitiveness of chemical manufacturing in the EU continues to deteriorate in light of factors such as increased environmental compliance costs, prolonged high energy costs, inconsistent economic policies and rigid labor practices, our customers may have difficulty maintaining the competitiveness of their operations in this region or lose meaningful market share to lower cost imports from other regions, particularly Asia.

In addition, changes in, or tensions relating to, U.S. trade relations with countries where we do business may adversely impact our business. For example, tensions in the U.S.-China trade relationship have led to an increased risk of sanctions being imposed against our suppliers and customers in China which, if imposed, could restrict our ability to do business with such companies. In addition, we may encounter unexpected operating difficulties in China, more restrictive investment opportunities in China, customers switching to non-U.S.-source products, greater difficulty transferring funds, or negative currency impacts. In addition, tensions in the U.S.-China trade relationship and/or actual or potential additional restrictive policies by either country could cause us to duplicate, to the extent permitted under applicable law, the technology or other resources and capabilities we have in China, in a geography outside China, thereby increasing our costs.

Our global operations also expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases that could have a serious adverse impact on the economy and on our business, results of operations and cash flows.

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

Our future tax rates may be adversely affected by a number of factors, including: changes in the jurisdictions in which our profits are determined to be earned and taxed; changes in the estimated realization of our net deferred tax assets; the repatriation of non-U.S. earnings for which we have not previously accrued for non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes; changes in available tax credits; the resolution of issues arising from tax audits with various tax authorities; and changes in tax laws including Pillar Two legislation adopted as part of the OECD Inclusion Framework, which established a global minimum corporate tax rate of 15% for certain multinational enterprises and the U.S. federal government enacted One Big Beautiful Bill Act or the interpretation of such tax laws. In addition, losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another.

Fluctuations in foreign currency exchange and interest rates affect our financial results.

We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2025, we derived a majority of our revenues from sales outside the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. For example, in each of the last three fiscal years, we recorded foreign exchange losses related to the remeasurement of our net monetary assets denominated in Argentine pesos, as the official Argentine exchange rate weakened compared to the U.S. dollar throughout the year. In addition, we may have foreign currency losses from government-controlled currency devaluations, such as the foreign currency losses we recorded in both fiscal 2023 and 2024 related to the impact of the sharp devaluation of the Argentine peso that was guided by the Argentine central bank. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We use a combination of commercial paper and borrowings under our Credit Agreements to meet our short-term cash needs, with borrowings intra-quarter that may be higher than at quarter-end. As this debt is at variable interest rates, changes in interest rates can impact our borrowing costs. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

We have entered into a number of derivative contracts with financial counterparties. The effectiveness of these contracts is dependent on the ability of these financial counterparties to perform their obligations, and their nonperformance could harm our financial condition. In addition, at maturity, settlement of the derivative contract may be a use of cash depending on the movement of foreign exchange rates, the amount of which is unpredictable.

We have entered into forward foreign currency contracts and cross-currency swaps as part of our financial risk management strategy. The effectiveness of our risk management program using these instruments is dependent, in part, upon the counterparties to these contracts honoring their financial obligations. If any of our counterparties are unable to perform their obligations in the future, we could be exposed to increased earnings and cash flow volatility due to an instrument’s failure to hedge or adequately address a financial risk. In addition, the settlement of any derivative contracts could, depending on movements in the exchange rates, result in a cash outflow at maturity in an amount that is not predictable.

Technology Risks

We may not be successful achieving our growth expectations from new products, new applications and technology developments, and money we spend on these efforts may not result in an increase in revenues or profits commensurate with our investment.

We may not be successful in achieving our growth expectations from developing new products or product applications. Moreover, we cannot be certain that the costs we incur investing in new product and technology development will result in an increase in revenues or profits commensurate with our investment or within the time period we expect. For example, our investments to further develop our E2C® composites, inkjet dispersions and inks, and battery materials applications may not result in the earnings growth expectations on which these investments are being made. Further, we attempt to pace our strategic investments, including those we are making to develop our battery materials business in Europe and the U.S. to meet market expectations for the growth in demand for electric vehicles, but, as has been the case with the transition to electric vehicles, market demand for and acceptance of new products may not develop as we expect and we may not realize growth in line with our expectations at the time we make such investments. Similarly, we cannot be certain that the investments we are making in our EVOLVE® Sustainable Solutions technology platform to develop products for our customers using sustainable reinforcing carbons from renewable or recycled materials or using processes that result in lower GHG emissions will be successful, including within the time period our customers expect. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products launched in advance of our own, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

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

Irrespective of our proprietary intellectual property rights, we may be subject to claims that our products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time-consuming to defend and if we were to lose such claims, we could be enjoined from selling our products or using our processes and/or be subject to damages, or be required to enter into licensing agreements requiring royalty payments and/or use restrictions. Licensing agreements may not be available to us, or if available, may not be available on acceptable terms.

We are exposed to risks related to the use of artificial intelligence tools by us and others.

Our use of artificial intelligence tools may subject us to significant competitive, legal, regulatory and other risks and there can be no assurance that our use of artificial intelligence tools will enhance our business operations or result in a benefit to us. Our competitors may be more successful in their use of artificial intelligence tools, including by developing superior products or product applications or improving their operations with the assistance of artificial intelligence. Additionally, there could be adverse impacts from inaccurate or flawed algorithms, training or data sets. Our use of artificial intelligence tools could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity and the unauthorized use of company information. The jurisdictions in which we conduct business have and may adopt laws and regulations related to artificial intelligence that could cause us to incur greater compliance costs, limit our use of artificial intelligence tools, or subject us to legal liabilities.

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

Our ability to complete capacity expansions and site development projects as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. These risks include the risk that existing plant operations are disrupted as well as the risk associated with delays in the start-up of operations using new technologies, which disruptions could make it difficult for us to meet our customers’ needs. Moreover, in the case of capacity expansions, the cost of these activities could have a negative impact on the financial performance of the relevant business until capacity utilization at the particular facility is sufficient to absorb the incremental costs associated with expansion. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As noted in Part I, Item IA, Risk Factors, Cabot recognizes that the threat of cybersecurity breaches may create significant risks for the Company. Accordingly, we have taken measures to protect Company data and the continuing operation of our information technology and communications systems. Our cybersecurity program includes information technology (“IT”) policies and standards and an IT risk management program. Our cybersecurity risk management program leverages standards established by the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF”), which provides guidance to organizations on how to identify, prevent, detect, respond and recover from cybersecurity threats.

Further, cybersecurity risk is integrated into our enterprise risk management (“ERM”) approach and is among the core enterprise risks that are subject to oversight by the Board, as described below, acting through the Audit Committee. We use several tools and controls designed to manage IT risk, including, but not limited to, controls for the management of privileged access, anti-malware tools, simulated email phishing attacks, and other email security tools intended to detect and prevent intrusions as well as monitor risks. All Cabot employees participate in monitored cyber security training and have access to formal IT policies that define and clarify expected behaviors with respect to IT resources in various areas. We have a Cyber Incident Response Plan, which establishes procedures to prepare for and respond to a variety of cyber incidents, and engage in response planning, simulations, trainings, tabletop exercises, and other efforts to prepare for any incidents should they occur.

We periodically engage assessors, consultants, auditors, and other third parties to assess our cybersecurity programs, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. These assessments provide insight into areas of future improvement in risk mitigation and further program development. In addition, we rely on third parties for various business functions and oversee such third-party service providers by conducting vendor diligence upon onboarding as well as ongoing monitoring.

Governance and Oversight

Management Oversight in Cybersecurity Governance

Cabot’s Cyber Risk Steering Committee is responsible for review and oversight of the Company’s cybersecurity programs and risk assessment as well as the strategic direction of the program to address evolving risks. Our Chief Digital Information Officer (the “CDIO”) is the member of the Company’s management principally responsible for overseeing the Company’s cybersecurity risk management programs in partnership with business and functional leaders across the Company as well as a managed security service provider that provides threat intelligence, global infrastructure monitoring and threat detection and response to cyber events. The CDIO has held various positions within Cabot’s IT department over his 20-year tenure with the Company, and contributes technical expertise to the Company’s management team. The CDIO leverages extensive industry, IT and cybersecurity expertise to make strategic and operations decisions for Cabot’s information security program. The CDIO collaborates with Cabot’s Management Executive Committee to manage cyber risk and enhance the cyber program and reports directly to a member of our Management Executive Committee who has executive responsibility for Digital matters.

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

As of the date of this report, we have not experienced a cybersecurity incident that has resulted in a material effect on our business strategy, results of operations or financial condition. Despite our efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of the Company’s or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm; damage to our brand; lost sales; physical damage to facilities; physical harm to individuals; reduced demand; loss of intellectual property rights; significant costs; or the Company being subject to government investigations, litigation, fines or damages. For additional information, see Part I, Item 1A, “Risk Factors—Operational Risks—Information technology systems failures, data security breaches, cybersecurity attacks or network disruptions have harmed us in the past and could compromise our information, disrupt our operations and expose us to liability, which may adversely impact our operations.”

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

Location by Region	Reinforcement Materials	Performance Chemicals
Americas Region
Alpharetta, Georgia*	X	X
Tuscola, Illinois		X
Carrollton, Kentucky**		X
Hopkinsville, Kentucky**		X
Franklin, Louisiana	X	X
Ville Platte, Louisiana	X
Billerica, Massachusetts	X	X
Haverhill, Massachusetts		X
Midland, Michigan		X
Pampa, Texas	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X
Saint-Jean-sur-Richelieu, Québec, Canada		X
Sarnia, Ontario, Canada	X	X
Cartagena, Colombia	X
Altamira, Mexico	X
Europe, Middle East and Africa Region
Loncin, Belgium		X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*		X
Münster, Germany*		X
Rheinfelden, Germany		X
Ravenna, Italy	X
Riga, Latvia*(1)	X	X
Schaffhausen, Switzerland*	X	X
Botlek, Netherlands**	X	X
Dubai, United Arab Emirates*		X
Barry, United Kingdom (Wales)**		X

Location by Region	Reinforcement Materials	Performance Chemicals
Asia Pacific Region
Jiangsu Province, China**		X
Jiangxi Province, China**		X
Tianjin, China** (2 plants)	X	X
Shanghai, China*(1)	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Wuhai, China**		X
Shenzhen, China**		X
Zhuhai, China**		X
Mumbai, India*	X	X
Cilegon, Indonesia**	X	X
Jakarta, Indonesia*(1)	X	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*(1)	X	X
Port Dickson, Malaysia**	X

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

Information about our Executive Officers

Set forth below is certain information about Cabot’s executive officers as of November 24, 2025.

Sean D. Keohane, age 58, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since March 2016. Mr. Keohane joined Cabot in 2002. From November 2014 until March 2016, he was Executive Vice President and President of Reinforcement Materials. From March 2012 until November 2014, he was Senior Vice President and President of Performance Chemicals, and from May 2008 until March 2012, he was General Manager of Performance Chemicals. He was appointed Vice President in March 2005, Senior Vice President in March 2012 and Executive Vice President in November 2014. He was a member of the Interim Office of the Chief Executive Officer, which was in place from December 2015 until March 2016.

Erica McLaughlin, age 49, is Executive Vice President, Chief Financial Officer and Head of Corporate Strategy. Ms. McLaughlin joined Cabot in 2002. She was elected Executive Vice President effective December 2022, Senior Vice President and Chief Financial Officer in May 2018, and in October 2018 she assumed responsibility for Corporate Strategy and Development. From June 2016 until May 2018, she was Vice President of Business Operations for Reinforcement Materials and General Manager of the tire business, and from July 2011 until June 2016, she was Vice President of Investor Relations and Corporate Communications. Prior to July 2011, she held a variety of leadership positions in Finance and Corporate Planning.

Karen A. Kalita, age 46, is Senior Vice President and General Counsel. Ms. Kalita joined Cabot in 2008. Prior to assuming her current position in June 2019, she held several key positions in Cabot’s Law Department, including Chief Counsel to the Company’s Reinforcement Materials segment from November 2015 to June 2019 and Purification Solutions segment from June 2013 to June 2019, and senior legal counsel to the Company’s previous Advanced Technologies segment. Prior to joining the Company, Ms. Kalita was in private practice at WilmerHale LLP in Boston, MA.

William Masterson, age 51, is Senior Vice President and President of the Reinforcement Materials Segment. Mr. Masterson joined Cabot in 2011 and was elected to his current position effective November 21, 2025. Prior to this, from January 2024, he was Vice President, Business Operations, Performance Chemicals and, from January 2019 to January 2024, was Vice President and Regional Business Director, Americas Region, for the Performance Additives business. Prior to 2019, Mr. Masterson held numerous commercial, marketing, and technical service roles. Prior to joining Cabot, from 2007 to 2011, Mr. Masterson was global market development manager for W.R. Grace.

Jeff Zhu, age 57, is Executive Vice President and President, Carbon and Silica Technologies, and Battery Materials businesses within Cabot’s Performance Chemicals Segment and President, Asia Pacific Region. Mr. Zhu joined Cabot in 2012. He was elected Executive Vice President effective December 2022 and Senior Vice President and President, Performance Additives business and President, Asia Pacific Region in October 2019. Prior to this, he had served as President, Asia Pacific Region since joining Cabot. Prior to joining Cabot, Mr. Zhu served in a variety of regional and global business leadership roles at Rhodia from 1994 until 2010, including Asia Pacific regional commercial director from 1994 to 2002, regional vice president and general manager of Rhodia Novacare Asia Pacific from 2002 to 2008, and vice president and global director of Rhodia electronics and catalysis from 2008 to 2010. In addition, Mr. Zhu served as head of global pulp and paper sales at Asia Pacific Resources International Holdings Limited from 2010 to 2012.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 14, 2025, there were 519 holders of record of Cabot’s common stock.

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2025 — July 31, 2025	—	$—	—	9,955,759
August 1, 2025 — August 31, 2025	212,471	$79.86	212,471	9,743,288
September 1, 2025 — September 30, 2025	287,132	$80.21	287,132	9,456,156
Total	499,603		499,603

(1)
On December 3, 2024, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions, increasing the balance of shares available for repurchase at that time to approximately eleven million shares. The authorization does not have a set expiration date.
(2)
Total number of shares purchased does not include 1,368 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Comparative Stock Performance

The graph compares the cumulative total stockholder return on Cabot common stock for the five-year period ended September 30, 2025 with the S&P 400 Chemical Index and the S&P Midcap 400 Index. The comparisons assume the investment of $100 on October 1, 2020 in Cabot’s common stock and in each of the indices and the reinvestment of all dividends.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP. This preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and if (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting estimates are the most significant to understanding our consolidated financial statements.

Deferred Tax Assets

We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, capital loss carryforwards, foreign tax credits and other income tax credits. We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed on a jurisdiction-by-jurisdiction basis and relies on the weight of all positive and negative evidence available. Cumulative pre-tax losses for a three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pretax income in the future.

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

Evaluating goodwill for impairment involves applying significant assumptions including discount rates and forecasted results for the applicable reporting unit, including earnings before interest and tax (“EBIT”), market multiples and growth rates. These assumptions are forward-looking and could be affected by future economic and market conditions. We engage third-party valuation specialists as needed to develop the assumptions used in the calculation and the evaluation of goodwill balances. Refer to Note A and Note F of our Notes to the Consolidated Financial Statements for a description of our policies related to goodwill.

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

Our analysis of financial condition and operating results should be read together with our consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

This section discusses our fiscal 2025 and 2024 results of operations and year-to-year comparisons between fiscal 2025 and 2024. For the discussions of our fiscal 2023 results and year-to-year comparisons between fiscal 2024 and fiscal 2023, refer to our discussions under the headings “Results of Operations” and “Cash Flows and Liquidity” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the United States Securities and Exchange Commission on November 20, 2024.

Definition of Terms and Non-GAAP Financial Measures

When discussing our results of operations, we use several terms as described below.

The term “product mix” refers to the mix of types and grades of products sold or the mix of geographic regions where products are sold, and the positive or negative impact this has on the revenue or profitability of the business and/or segment.

Our discussion under the heading “(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion and reconciliation of our “effective tax rate” and our “operating tax rate” for the periods presented, as well as management’s projection of our operating tax rate range for the next fiscal year. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. The operating tax rate excludes income tax (expense) benefit on certain items and discrete tax items. The income tax (expense) benefit on certain items is determined using the applicable rates in the taxing jurisdictions in which the certain items occurred and includes both current and deferred income tax (expense) benefit based on the nature of the certain items. Discrete tax items include, but are not limited to, changes in valuation allowance, uncertain tax positions, and other tax items, such as the tax impact of legislative changes and tax accruals on historic earnings due to changes in indefinite reinvestment assertions. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that this non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year-to-year on a consistent basis and to understand what our tax rate on current operations would be without the impact of these items.

Our discussion under the heading “Fiscal 2025 versus Fiscal 2024—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “Fiscal 2025 versus Fiscal 2024—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

In calculating Total segment EBIT, we exclude from our Income (loss) from operations before income taxes and equity in earnings of affiliated companies (i) items of expense and income that management does not consider representative of our fundamental on-going segment results, which we refer to as “certain items”, and (ii) items that, because they are not controlled by the business segments and primarily benefit corporate objectives, are not allocated to our business segments, such as interest expense and other corporate costs, which include unallocated corporate overhead expenses, such as certain corporate salaries and headquarters expenses, plus costs related to special projects and initiatives, which we refer to as “other unallocated items”. Management believes excluding the items identified as certain items facilitates operating performance comparisons from period to period by eliminating differences that would not otherwise be apparent on a GAAP basis and also facilitates an evaluation of our operating performance without the impact of these costs or benefits. The items of income and expense that we have excluded from Total segment EBIT, as applicable, but that are included in our GAAP Income (loss) from operations before income taxes and equity in earnings of affiliated companies, as applicable, are described below.

•
Global restructuring activities, which include costs or benefits associated with cost reduction initiatives or plant closures and are primarily related to (i) employee termination costs, (ii) asset impairment charges associated with restructuring actions, (iii) costs to close facilities, including environmental costs and contract termination penalties, and (iv) gains realized on the sale of land or equipment associated with restructured plants or locations
•
Indirect tax settlement charges, which include unfavorable charges related to the settlement of indirect taxes
•
Legal and environmental matters and reserves, which consist of costs or benefits for matters typically related to former businesses or that are otherwise incurred outside of the ordinary course of business
•
Employee benefit plan settlements and other charges, which consist of either charges or benefits associated with the termination of a pension plan or the transfer of a pension plan to a multi-employer plan
•
Acquisition and integration-related charges, which include transaction costs, redundant costs incurred during the period of integration, and costs associated with transitioning certain management and business processes to Cabot’s processes
•
Argentina controlled currency devaluation loss related to the foreign exchange loss from government-controlled currency devaluations on our net monetary assets denominated in the Argentine peso and investment losses related to the utilization of government bond programs established for the settlement of certain foreign payables
•
Gains (losses) on sale of a business

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by segment. In Reinforcement Materials, longer term demand is driven primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; iii) the number of automotive builds; iv) changes in supply chain inventory levels to adapt to end-market demand and other market dynamics; v) demand for high-performance tires; vi) demand for larger tires and larger vehicles, such as trucks, buses, off-road vehicles used in agriculture, mining and similar vehicles; vii) demand for electric and hybrid vehicles; viii) consumer and industrial spending on new vehicles; and ix) changes in regulatory requirements impacting vehicle fuel efficiency and tire regulations. Over the past several years, operating results have been driven by a number of factors, including: i) increases or decreases in our sales volumes driven by changes in production levels for tires or industrial rubber products, and the region in which the production occurs, and the level at which we service that demand; ii) changes in raw material costs and our ability to adjust the sales price for our products commensurate with changes in raw material costs; iii) changes in pricing and product mix, which includes customer pricing as well as the mix of products sold or the region in which they are sold; iv) global and regional capacity utilization for carbon black; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities; viii) royalties and technology payments related to our patented elastomer composites technology that is used in tire applications; and ix) changes in energy prices associated with our energy center sales and the cost of utilities.

In Performance Chemicals, longer term demand is driven primarily by the construction and infrastructure, automotive, including sales into batteries for electric vehicles, electronics, inkjet printing and consumer products industries. In recent years, operating results in Performance Chemicals have been driven by: i) increases or decreases in sales volumes to the industries previously noted; ii) changes in pricing and product mix, which includes customer pricing as well as the mix of products sold or the region in which they are sold; iii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; iv) our ability to obtain value pricing for this differentiation; v) the cost of new capacity; vi) changes in selling prices relative to variations in the cost of raw materials; vii) the adoption of new products for use in our customers’ applications; and viii) changes in supply chain inventory levels to adapt to end-market demand and other market dynamics.

Overview of Results for Fiscal 2025

During fiscal 2025, Income (loss) from operations before income taxes and equity in earnings of affiliated companies increased compared to fiscal 2024 primarily due to lower losses from government-controlled currency devaluations in Argentina and higher segment EBIT in our Performance Chemicals segment, partially offset by lower segment EBIT in our Reinforcement Materials segment.

Fiscal 2025 compared to Fiscal 2024—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Years Ended September 30
	2025	2024
	(In millions)
Net sales and other operating revenues	$3,713	$3,994
Gross profit	$940	$960

Net sales and other operating revenues decreased by $281 million in fiscal 2025 as compared to fiscal 2024. The decrease in net sales and other operating revenues was driven by lower volumes in our Reinforcement Materials segment ($125 million) and less favorable pricing and product mix in both our Reinforcement Materials and Performance Chemicals segment ($160 million combined). The lower volumes in our Reinforcement Materials segment were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The less favorable pricing and product mix in both segments were primarily driven by lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

Gross profit decreased by $20 million in fiscal 2025 as compared to fiscal 2024. The decrease was primarily due to lower volumes in our Reinforcement Materials segment, partially offset by higher volumes in our Performance Chemicals segment and lower selling and administrative expenses in both our Reinforcement Materials and Performance Chemicals segments.

Selling and Administrative Expenses

	Years Ended September 30
	2025	2024
	(In millions)
Selling and administrative expenses	$260	$283

Selling and administrative expenses decreased by $23 million in fiscal 2025 as compared to fiscal 2024. The decrease was primarily due to cost management efforts.

Research and Technical Expenses

	Years Ended September 30
	2025	2024
	(In millions)
Research and technical expenses	$59	$63

Research and technical expenses decreased by $4 million in fiscal 2025 as compared to fiscal 2024. The decrease was primarily due to cost management efforts.

Interest and Dividend Income

	Years Ended September 30
	2025	2024
	(In millions)
Interest and dividend income	$27	$32

Interest and dividend income in fiscal 2025 decreased by $5 million as compared to fiscal 2024 primarily due to lower interest rates, partially offset by higher average deposit balances.

Interest Expense

	Years Ended September 30
	2025	2024
	(In millions)
Interest expense	$76	$81

Interest expense decreased by $5 million in fiscal 2025 as compared to fiscal 2024 primarily due to lower interest rates on short-term borrowings, partially offset by higher average short-term borrowings.

Other Income (Expense)

	Years Ended September 30
	2025	2024
	(In millions)
Other income (expense)	$(7)	$(36)

Other expense decreased during fiscal 2025 by $29 million as compared to fiscal 2024. The decrease was primarily due to lower foreign currency losses in Argentina, including the impact of the government devaluation of the currency that occurred during the first quarter of fiscal 2024.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Years Ended September 30
	2025		2024
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
(Dollars in millions)
Effective tax rate(1)	$(196)	35%	$(111)	21%
Less: Non-GAAP tax adjustments(2)	(36)		40
Operating tax rate	$(160)	27%	$(151)	26%

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

For the year ended September 30, 2025, the (Provision) benefit for income taxes was a $196 million expense compared to a $111 million expense for fiscal 2024. Included in the (provision) benefit for income taxes for the year ended September 30, 2025 is a tax expense of $31 million compared to a tax benefit of $24 million for fiscal 2024, related to a valuation allowance adjustment on our U.S. net deferred tax assets in each year. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate and the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2026, we expect our Operating tax rate to be in the range of 27% to 29%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses, and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interest, Net of Tax

	Years Ended September 30
	2025	2024
	(In millions)
Equity in earnings of affiliated companies, net of tax	$7	$6
Net income (loss) attributable to noncontrolling interests, net of tax	$45	$44

Equity in earnings of affiliated companies, net of tax, increased by $1 million in fiscal 2025 compared to fiscal 2024 primarily due to higher profitability at our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, increased by $1 million in fiscal 2025 compared to fiscal 2024 primarily due to higher profitability of our several joint ventures in China.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2025 and 2024, we reported net income attributable to Cabot Corporation of $331 million ($6.02 earnings per diluted common share) and $380 million ($6.72 earnings per diluted common share), respectively. The decrease in fiscal 2025 was primarily due to a higher provision for income taxes ($85 million) driven by an increase in the partial valuation allowance recorded on our U.S. deferred tax assets, and lower segment EBIT in Reinforcement Materials ($29 million), partially offset by lower losses from government-controlled currency devaluations in Argentina ($43 million) and higher segment EBIT in Performance Chemicals ($30 million).

Fiscal 2025 compared to Fiscal 2024—By Business Segment

Income (loss) from operations before income taxes and equity in earnings of affiliated companies, pre-tax certain items, other unallocated items and Total segment EBIT for fiscal 2025 and 2024 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note U of our Notes to the Consolidated Financial Statements.

	Years Ended September 30
	2025	2024
	(In millions)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$565	$529
Less: Certain items, pre-tax	(30)	(59)
Less: Other unallocated items	(107)	(113)
Total segment EBIT	$702	$701

Certain Items:

Details of the certain items for fiscal 2025 and 2024 are as follows:

	Years Ended September 30
	2025	2024
	(In millions)
Global restructuring activities (Note N)	$(11)	$(13)
Indirect tax settlement charges (Note S)	(7)	—
Legal and environmental matters and reserves	(7)	(2)
Employee benefit plan settlement and other charges (Note L)	(3)	—
Acquisition and integration-related charges	(1)	—
Argentina controlled currency devaluation and other losses (Note A)	—	(43)
Other certain items	(1)	(1)
Total certain items	$(30)	$(59)

An explanation of these items of expense and income is included in our discussion under the heading “Definition of Terms and Non-GAAP Financial Measures”.

Other Unallocated Items:

	Years Ended September 30
	2025	2024
	(In millions)
Interest expense	$(76)	$(81)
Unallocated corporate costs	(52)	(68)
General unallocated income (expense)	28	42
Less: Equity in earnings of affiliated companies, net of tax	7	6
Total other unallocated items	$(107)	$(113)

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

In fiscal 2025, Total other unallocated items expense decreased $6 million as compared to fiscal 2024 primarily due to lower Unallocated corporate costs and Interest expense partially offset by lower General unallocated income. Interest expense declined $5 million due to lower overall debt balances and lower borrowing rates. Unallocated corporate costs were lower year-over-year by $16 million primarily due to a lower mark to market on deferred equity compensation payable to certain of our directors and lower incentive compensation expense. General unallocated income (expense) was lower in fiscal 2025 by $14 million primarily due to lower investment income in Argentina from lower investment balances and lower interest rates in the country.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2025 and 2024 are as follows:

	Years Ended September 30
	2025	2024
	(In millions)
Reinforcement Materials Sales	$2,341	$2,610
Reinforcement Materials EBIT	$508	$537

In fiscal 2025, sales in Reinforcement Materials decreased by $269 million compared to fiscal 2024. The decrease was primarily due to lower volumes ($125 million) and less favorable pricing and product mix ($127 million). The lower volumes were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The less favorable pricing and product mix were primarily driven by lower raw material costs which, in most instances, are passed through to our customers through formulas and other market-based adjustments.

EBIT in Reinforcement Materials decreased by $29 million compared to fiscal 2024. The decrease was driven by lower volumes ($51 million), partially offset by lower selling and administrative expenses ($15 million) and the favorable impact from foreign currency translation ($7 million). The lower volumes were primarily due to lower customer demand driven by uncertainty from tariffs and a weaker global macroeconomic environment. The lower selling and administrative expenses were primarily due to cost management and optimization efforts.

Performance Chemicals

Sales and EBIT for Performance Chemicals for fiscal 2025 and 2024 are as follows:

	Years Ended September 30
	2025	2024
	(In millions)
Performance Chemicals Sales	$1,250	$1,250
Performance Chemicals EBIT	$194	$164

In fiscal 2025, sales in Performance Chemicals remained flat compared to the same period of fiscal 2024.

EBIT in Performance Chemicals increased by $30 million compared to fiscal 2024 primarily due to higher volumes ($20 million), lower selling and administrative expenses ($3 million) and the favorable impact from foreign currency translation ($3 million). The higher volumes were primarily in our fumed metal oxides and battery materials product lines. The lower selling and administrative expenses were primarily due to cost management and optimization efforts.

Fiscal 2026 Outlook

Looking forward to fiscal 2026, we remain focused on executing our strategy of Creating for Tomorrow, generating strong cash flows, and continuing our disciplined approach to capital allocation. We expect EBIT in our Reinforcement Materials segment to decline driven by our expectation for the outcomes of our annual tire customer agreements to be lower in calendar 2026 as compared to calendar 2025 given the impact of tire trade flows on the regional demand for our product and a challenging macroeconomic backdrop. We expect an increase in EBIT in our Performance Chemicals segment driven by continued growth in areas such as battery materials and alternative energy applications.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $75 million during fiscal 2025, primarily due to a higher cash balance and lower outstanding commercial paper at the end of the period. As of September 30, 2025, we had cash and cash equivalents of $258 million and borrowing availability under our revolving credit agreements of $1.2 billion.

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

As of September 30, 2025, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of September 30, 2025 and 2024, we had $130 million and $113 million, respectively, of borrowings outstanding under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement at either date. There was $6 million and $45 million of commercial paper outstanding at September 30, 2025 and 2024, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital, and changes in certain other balance sheet accounts, totaled $665 million in fiscal 2025. Operating activities provided $692 million of cash in fiscal 2024.

Cash provided by operating activities in fiscal 2025 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $154 million, plus a decrease in net working capital of $56 million. The decrease in net working capital was driven by a decrease in inventories from lower cost of raw materials and accounts receivable from lower sales volume in our Reinforcement Materials segment partially offset by lower accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

Investing activities consumed $298 million of cash in fiscal 2025 compared to $235 million in fiscal 2024. In fiscal 2025, the use of cash by investing activities primarily consisted of $274 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital. In addition, in fiscal 2025, investing activities included $27 million for cash paid for the asset acquisition described in Note C of our Notes to the Consolidated Financial Statements.

In fiscal 2024, the use of cash by investing activities primarily consisted of $241 million of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital, including capacity expansion projects.

Capital expenditures for fiscal 2026 are expected to be between $200 million and $250 million. Our planned capital spending program for fiscal 2026 is primarily for sustaining, compliance, and improvement capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $336 million of cash in fiscal 2025 compared to $415 million consumed in fiscal 2024. The cash consumed by financing activities in fiscal 2025 primarily consisted of repurchases of common stock of $168 million, net repayments of commercial paper of $39 million, dividend payments to stockholders of $96 million and dividend payments to noncontrolling interests of $57 million. These payments were partially offset by net proceeds from short-term borrowings of $8 million, net proceeds from long-term debt of $8 million and proceeds from the sales of common stock of $8 million from stock option exercises.

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

Our long-term total debt, of which $260 million is current, matures at various times as presented in Note H of our Notes to the Consolidated Financial Statements. Our current plan is to refinance the $250 million in registered notes with a coupon of 3.4% that mature in September of 2026 prior to its maturity. The weighted-average interest rate on our fixed rate long-term debt was 4.29% as of September 30, 2025.

Share Repurchases

In December 2024, our Board of Directors authorized us to repurchase up to an additional ten million shares of common stock, increasing the total shares authorized for repurchase at the time to approximately eleven million shares. In fiscal 2025, we repurchased approximately 1.8 million shares of common stock on the open market for $156 million. In fiscal 2024, we repurchased approximately 1.7 million shares of common stock on the open market for $159 million. Additionally, during fiscal 2025 and 2024, we repurchased 0.1 million and 0.2 million, respectively, shares of our common stock associated with employee tax obligations on stock-based compensation awards for $12 million and $13 million, respectively. As of September 30, 2025, we had approximately 9.5 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend Payments

In fiscal 2025 and 2024, we paid cash dividends on our common stock of $1.76 and $1.66 per share, respectively. These cash dividend payments totaled $96 million and $93 million in fiscal 2025 and 2024, respectively.

Employee Benefit Plans

As of September 30, 2025, we had a consolidated pension obligation, net of the fair value of plan assets, of $26 million, primarily associated with postretirement benefit plan liabilities.

In fiscal 2025, we made cash contributions totaling $4 million to our defined benefit pension plans. In fiscal 2026, we expect to make cash contributions of $5 million to our defined benefit pension plans.

The $23 million of unfunded postretirement benefit plan liabilities is comprised of $12 million for our U.S. and $11 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2025, we paid postretirement benefits of $3 million. For fiscal 2026, our benefit payments for our postretirement plans are expected to be $2 million.

In fiscal 2023, we commenced the plan termination process for the Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan and expect to complete this process in fiscal 2026.

Contractual Obligations

The following table sets forth our long-term contractual obligations.

	Payments Due by Fiscal Year
	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Purchase commitments	$216	$170	$120	$102	$100	$1,037	$1,745
Long-term debt	254	129	9	300	—	400	1,092
Fixed interest on long-term debt	41	33	32	32	20	40	198
Variable interest on long-term debt	4	4	—	—	—	—	8
Finance leases(1)	7	5	5	3	3	11	34
Operating leases(1)	17	14	11	10	10	65	127
Total	$539	$355	$177	$447	$133	$1,553	$3,204

(1)
Lease liabilities include interest.

Purchase Commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers for all of our business segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify those total commitments. We have also entered into long-term purchase agreements primarily for services related to information technology, which are included in the table above.

Leases

We have entered into various leases as the lessee, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and fifteen years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. Our land leases have remaining lease terms up to seventy-seven years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked in our balance sheet at fair value and reflect the asset or liability position as of September 30, 2025. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit or repayment risk by entering into these transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations from financial markets and government actions. We have cross-currency swaps designated as hedges of our net investments in certain Euro-denominated subsidiaries. The following table summarizes the principal terms of our cross-currency swaps, including the aggregate notional amount of the swaps, the interest rate payment we receive from and pay to our swap counterparties, the term and fair value at September 30, 2025 and 2024.

Description	Notional Amount	Interest Rate Received	Interest Rate Paid	Fiscal Year Entered Into	Maturity Year	Fair Value at September 30, 2025	Fair Value at September 30, 2024
Cross Currency Swaps	USD 250 million swapped to EUR 223 million	3.40%	1.94%	2016	2026	$(12 million)	$1 million

We also have foreign currency exposures arising from monetary assets and liabilities denominated in foreign currencies other than the functional currency of a given subsidiary, as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2025, we had $184 million in notional foreign currency contracts, which were denominated in Euro, Indonesian rupiah, Czech koruna, and Colombian peso. At September 30, 2024, we had $138 million in notional foreign currency contracts, which were denominated in Indonesian rupiah, Czech koruna, and Colombian peso. These forwards had a fair value of less than $1 million as of both September 30, 2025 and 2024.

In certain situations where we have forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

In fiscal 2025, due to the strengthening of most foreign currencies against the U.S. dollar, foreign currency translations in the aggregate increased our segment EBIT by $10 million, which affected the results of the Reinforcement Materials and Performance Chemicals segments. In fiscal 2024, due to the weakening of most foreign currencies against the U.S. dollar, foreign currency translations in the aggregate decreased our segment EBIT $5 million, which affected the results of the Reinforcement Materials and Performance Chemicals segments. In fiscal 2025 and 2024, we recognized net foreign exchange losses of $8 million and $46 million, respectively, in Other income (expense) from the revaluation of monetary assets and liabilities from transactional currencies to functional currency, largely attributable to changes in the value of the Argentine peso in both periods.

Item 8. Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2025	2024	2023
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,713	$3,994	$3,931
Cost of sales	2,773	3,034	3,092
Gross profit	940	960	839
Selling and administrative expenses	260	283	253
Research and technical expenses	59	63	57
Loss on sale of business	—	—	3
Income (loss) from operations	621	614	526
Interest and dividend income	27	32	31
Interest expense	(76)	(81)	(90)
Other income (expense)	(7)	(36)	(16)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	565	529	451
(Provision) benefit for income taxes	(196)	(111)	28
Equity in earnings of affiliated companies, net of tax	7	6	5
Net income (loss)	376	424	484
Net income (loss) attributable to noncontrolling interests, net of tax of $12, $11 and $9	45	44	39
Net income (loss) attributable to Cabot Corporation	$331	$380	$445

Weighted-average common shares outstanding:
Basic	53.7	55.1	56.1
Diluted	54.2	55.7	56.5

Earnings (loss) per common share:
Basic	$6.07	$6.79	$7.79
Diluted	$6.02	$6.72	$7.73

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
	2025	2024	2023
	(In millions)
Net income (loss)	$376	$424	$484
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	30	18	80
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(4)	(4)	(6)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	2	2	2
Pension and other postretirement benefit liability adjustments, net of tax	(1)	(9)	1
Other comprehensive income (loss), net of tax of $2, $14 and $1	27	7	77
Comprehensive income (loss)	403	431	561
Net income (loss) attributable to noncontrolling interests, net of tax	45	44	39
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	2	5	—
Comprehensive income (loss) attributable to noncontrolling interests	47	49	39
Comprehensive income (loss) attributable to Cabot Corporation	$356	$382	$522

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2025	2024
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$258	$223
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	671	733
Inventories	504	552
Prepaid expenses and other current assets	106	97
Total current assets	1,539	1,605
Property, plant and equipment	4,405	4,082
Accumulated depreciation	(2,694)	(2,548)
Net property, plant and equipment	1,711	1,534
Goodwill	134	133
Equity affiliates	16	23
Intangible assets, net	55	53
Deferred income taxes	180	216
Other assets	180	172
Total assets	$3,815	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2025	2024
	(In millions, except share and per share amounts)
Current liabilities:
Short-term borrowings	$14	$45
Accounts payable and accrued liabilities	648	676
Income taxes payable	35	43
Current portion of long-term debt	260	8
Total current liabilities	957	772
Long-term debt	856	1,087
Deferred income taxes	39	42
Other liabilities	258	245
Commitments and contingencies (Note S)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 52,962,353 and 54,430,316 shares, Outstanding: 52,842,481 and 54,297,251 shares	53	54
Less cost of 119,872 and 133,065 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,835	1,734
Accumulated other comprehensive income (loss)	(335)	(360)
Total Cabot Corporation stockholders’ equity	1,550	1,425
Noncontrolling interests	155	165
Total stockholders’ equity	1,705	1,590
Total liabilities and stockholders’ equity	$3,815	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2025	2024	2023
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$376	$424	$484
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	154	151	144
Loss on sale of a business	—	—	3
Gain on sale of land	—	—	(1)
Deferred tax provision (benefit)	32	(37)	(156)
Equity in net income of affiliated companies	(7)	(6)	(5)
Share-based compensation	24	25	20
Other non-cash (income) expense	24	63	4
Cash dividends received from equity affiliates	13	2	2
Changes in assets and liabilities:
Accounts and notes receivable	76	(26)	153
Inventories	47	41	96
Prepaid expenses and other assets	(1)	2	1
Accounts payable and accrued liabilities	(67)	42	(152)
Income taxes payable	(8)	3	(4)
Other liabilities	2	8	6
Cash provided by operating activities	665	692	595

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(274)	(241)	(244)
Proceeds from sale of a business	—	—	6
Asset acquisition	(27)	—	—
Proceeds from sale of land	—	—	7
Proceeds from insurance settlements	—	—	12
Other	3	6	5
Cash used in investing activities	(298)	(235)	(214)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	19	—	24
Repayments of short-term borrowings	(11)	(1)	(48)
Proceeds from issuance of (repayments of) commercial paper, net	(39)	(127)	(149)
Proceeds from long-term debt, net of issuance costs	15	15	84
Repayments of long-term debt	(7)	(30)	(90)
Purchases of common stock	(168)	(172)	(98)
Proceeds from sales of common stock	8	20	4
Cash dividends paid to noncontrolling interests	(57)	(27)	(42)
Cash dividends paid to common stockholders	(96)	(93)	(88)
Cash provided by (used in) financing activities	(336)	(415)	(403)
Effects of exchange rate changes on cash	4	(57)	54
Increase (decrease) in cash, cash equivalents	35	(15)	32
Cash, cash equivalents at beginning of year	223	238	206
Cash, cash equivalents at end of year	$258	$223	$238

Non-cash investing activities and supplemental cash flow information:
Additions to property, plant and equipment included in Accounts payable and accrued liabilities	$58	$50	$41
Income taxes paid	$165	$136	$140
Interest paid	$79	$82	$85

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2022	56,249	$52	$1	$1,284	$(439)	$898	$134	$1,032
Net income (loss)				445		445	39	484
Total other comprehensive income (loss)					77	77	—	77
Cash dividends declared to common stockholders, $1.54 per share				(88)		(88)		(88)
Cash dividends declared to noncontrolling interests						—	(30)	(30)
Issuance of stock under equity compensation plans	357	1	3			4		4
Share-based compensation			26			26		26
Purchase and retirement of common stock	(1,362)	(1)	(30)	(67)		(98)		(98)
Balance at September 30, 2023	55,244	52	—	1,574	(362)	1,264	143	1,407
Net income (loss)				380		380	44	424
Total other comprehensive income (loss)					2	2	5	7
Cash dividends declared to common stockholders, $1.66 per share				(93)		(93)		(93)
Cash dividends declared to noncontrolling interests						—	(27)	(27)
Issuance of stock under equity compensation plans	912	1	19			20		20
Share-based compensation			25			25		25
Purchase and retirement of common stock	(1,859)	(2)	(44)	(127)		(173)		(173)
Balance at September 30, 2024	54,297	51	—	1,734	(360)	1,425	165	1,590
Net income (loss)				331		331	45	376
Total other comprehensive income (loss)					25	25	2	27
Cash dividends declared to common stockholders, $1.76 per share				(96)		(96)		(96)
Cash dividends declared to noncontrolling interests						—	(57)	(57)
Issuance of stock under equity compensation plans	502	1	7			8		8
Share-based compensation			24			24		24
Purchase and retirement of common stock	(1,957)	(2)	(31)	(134)		(167)		(167)
Balance at September 30, 2025	52,842	$50	$—	$1,835	$(335)	$1,550	$155	$1,705

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash equivalents and, as of September 30, 2025, has determined that they are readily convertible to cash. The Company regularly maintains deposits in accredited financial institutions in excess of federally insured limits. Management believes that the Company is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the first-in, first-out method.

Cabot periodically reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions, estimates the amount of any obsolete, unmarketable, slow moving, or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated net realizable value.

Investments

The Company has investments in equity affiliates and marketable securities. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends declared from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. As of September 30, 2025 and 2024, Cabot had equity affiliate investments of $16 million and $23 million, respectively. Dividends declared and received from these investments were $13 million, $2 million and $2 million in fiscal 2025, 2024 and 2023, respectively. As circumstances warrant, all investments are subject to periodic impairment reviews. As of September 30, 2025 and 2024, none of the investments was considered impaired.

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

Definite-lived intangible assets, which are comprised of trademarks, customer relationships, and developed technologies, are amortized over their estimated useful lives and are reviewed for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is subject to impairment testing annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.

A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Reinforcement Materials, and the fumed metal oxides, specialty compounds, specialty carbons and battery materials product lines within Performance Chemicals, which are considered separate reporting units, carry the Company’s goodwill balances as of September 30, 2025.

For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss would result. The goodwill impairment loss would be the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level. The fair value is also benchmarked against the value calculated from a market approach using the guideline public company method. Based on the Company's most recent qualitative annual goodwill impairment assessment performed as of August 31, 2025, the Company determined that it was not more likely than not that the fair values of the Reinforcement Materials, fumed metal oxides, specialty compounds, specialty carbons and battery materials reporting units were less than their carrying values.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. The depreciable lives for buildings, machinery and equipment, and other fixed assets are generally between twenty and twenty-five years, ten and twenty-five years, and three and twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets and resulting gains or losses are included in earnings in the Consolidated Statements of Operations. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

Cabot capitalizes interest costs when they are part of the cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2025, 2024 and 2023, Cabot capitalized $12 million, $9 million and $6 million of interest costs, respectively. These amounts are amortized over the lives of the related assets when they are placed in service.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk-free rate. Cabot recognizes ARO liabilities and costs when they are probable and can be reasonably estimated. In certain instances, Cabot has not recorded a reserve for AROs because sufficient information is not available to reasonably estimate the obligation. The ARO reserves were $18 million and $11 million as of September 30, 2025 and September 30, 2024, respectively. The ARO balances are included in Accounts payable and accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

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

Unrealized currency translation adjustments (“CTA”) are included as a separate component of Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; (ii) income taxes upon future repatriation of unremitted earnings from non-U.S. subsidiaries that are not indefinitely reinvested; and (iii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included within the CTA component of Other comprehensive income (loss). In fiscal 2025, 2024 and 2023, net foreign currency transaction loss of $8 million, $46 million, and $35 million, respectively, is included in Other income (expense) in the Consolidated Statements of Operations.

Argentinian Government Actions

The Company’s wholly-owned Argentinian subsidiary operates in a highly inflationary economy and, as a result, the functional currency of the subsidiary is Cabot’s reporting currency, the U.S. dollar. During fiscal 2025, 2024 and 2023, the Company recorded foreign exchange losses of $9 million, $43 million, and $33 million respectively, related to the revaluation of non-functional currency denominated monetary asset and liability balances. The foreign exchange losses in fiscal 2024 and 2023 include foreign exchange losses related to a single devaluation action by the Argentine government of $33 million and $7 million, respectively. The Company invested cash in money market funds and recorded investment income of $2 million, $17 million, and $16 million for fiscal 2025, 2024 and 2023, respectively. The foreign exchange losses and investment gains are recorded in Other income (expense) in the Consolidated Statement of Operations.

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

Shares of Common Stock and Share Repurchases

The Company has 200 million shares of common stock authorized for issuance, with $1 par value per share. As of September 30, 2025, there were 52,842,481 shares outstanding. The holders of the Company’s common stock are entitled to one vote per share held on all matters submitted to a vote of shareholders and to receive dividends, as may be declared by the board of directors.

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

Revenue Recognition

Cabot recognizes revenue when its customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which the Company expects to receive in exchange for those goods or services. The Company’s contracts with customers are generally for sales of operating segment products only, do not include other performance obligations, and have an original duration of less than one year. As performance obligations are satisfied in less than a year, the Company has applied the optional exemption of not disclosing remaining performance obligations associated with unfulfilled orders. Generally, Cabot considers purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price, the Company evaluates whether the price is subject to adjustments, such as for returns, discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which the Company expects to be entitled. Substantially all revenue from product sales is based on a point in time model and is recognized when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer. For contracts where Cabot completes its performance obligation prior to its right to consideration or contracts where consideration is received prior to completing the Company’s performance obligation, the Company records a contract asset or a contract liability, respectively, on the Consolidated Balance Sheets. In any period presented, the Company did not have material balances of contract assets or liabilities.

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

No customer accounted for more than 10 percent of revenue on a consolidated basis in any of the periods presented.

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

Share-based Compensation

Cabot recognizes compensation expense for share-based awards granted to employees using the fair value method. Under the fair value recognition provisions, share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of what level of performance the Company will achieve for Cabot’s performance-based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of restricted stock units is determined using the closing price of Cabot stock on the day of the grant. The Company has made an accounting policy election to recognize forfeitures as they occur.

Selling and Administrative Expenses

Selling and administrative expenses consist of salaries and fringe benefits of sales and office personnel, general office expenses, and other expenses not directly related to manufacturing operations.

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

Cabot records benefits for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained, including resolution of any related appeals or litigation, on the basis of technical merit, upon examination by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50% likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the Consolidated Statements of Operations.

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

Note B. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the FASB issued a new standard, Improvement to Reportable Segment Disclosures. The new guidance enhances the disclosure of significant reportable segment expenses. The Company adopted this standard on October 1, 2024. See Note U for disclosures related to the Company's reportable segments. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements and Tax Legislation

In September 2025, the FASB issued a new standard, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for the costs of internal-use software given the evolution of software development to the incremental and iterative development method. The amendments remove all references to prescriptive and sequential development stages and require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance on the Company’s Consolidated Financial Statements.

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company has completed its evaluation of the impact of the OBBBA on the realizability of the Company’s U.S. net deferred tax assets and recorded the results of this assessment in the Company’s Consolidated Financial Statements for its fiscal year ending September 30, 2025. Refer to the discussion in Note Q for further information.

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

Note C. Acquisitions

On August 4, 2025, Cabot entered into an agreement with Bridgestone Corporation to purchase its carbon black manufacturing facility, Mexico Carbon Manufacturing, S.A. de C.V., in Tamaulipas, Mexico for approximately $70 million, which will be subject to customary closing adjustments. The acquisition is expected to close in the first half of fiscal 2026, subject to regulatory approval.

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

Note D. Inventories

Inventories, net of obsolete, unmarketable and slow-moving reserves, are as follows:

	September 30
	2025	2024
	(In millions)
Raw materials	$134	$150
Finished goods	303	333
Other(1)	67	69
Total	$504	$552

(1) Other inventory is comprised of certain spare parts and supplies.

At September 30, 2025 and 2024, total inventory reserves were $13 million and $14 million, respectively.

Note E. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30
	2025	2024
	(In millions)
Land and land improvements	$74	$74
Buildings	672	601
Machinery and equipment	2,957	2,780
Other	245	235
Construction in progress	457	392
Total property, plant and equipment	4,405	4,082
Accumulated depreciation	(2,694)	(2,548)
Net property, plant and equipment	$1,711	$1,534

Depreciation expense for fiscal 2025, 2024 and 2023 was $148 million, $145 million and $138 million, respectively.

Note F. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the fiscal years ended September 30, 2025 and 2024 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2023	$51	$83	$134
Foreign currency impact	(3)	2	(1)
Balance at September 30, 2024	48	85	133
Foreign currency impact	2	(1)	1
Balance at September 30, 2025	$50	$84	$134

The following table provides information regarding the Company’s intangible assets with finite lives:

	September 30, 2025			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Developed technologies(1)	$41	$(14)	$27	$34	$(12)	$22
Trademarks	2	(1)	$1	2	(1)	1
Customer relationships	63	(36)	27	60	(30)	30
Total intangible assets	$106	$(51)	$55	$96	$(43)	$53

(1)
Included within Developed technologies as of September 30, 2025 is $8 million of intangible assets acquired during the first quarter of fiscal 2025 as discussed in Note C above.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of sixteen years. Amortization expense for each of fiscal 2025, 2024 and 2023 was $6 million and is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

Note G. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2025	2024
	(In millions)
Accounts payable	$459	$495
Accrued employee compensation	77	74
Other accrued liabilities	112	107
Total	$648	$676

Other long-term liabilities consist of the following:

	September 30
	2025	2024
	(In millions)
Employee benefit plan liabilities	$49	$52
Operating lease liabilities	85	88
Other accrued liabilities	124	105
Total	$258	$245

Note H. Debt and Other Obligations

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

There was an outstanding balance of commercial paper of $6 million as of September 30, 2025 with a weighted average interest rate of 4.26% and an outstanding balance of commercial paper of $45 million as of September 30, 2024 with a weighted average interest rate of 4.94%

Other — During fiscal 2025, PT Cabot Indonesia entered into an $8 million corporate facility that can be used for short term working capital needs. As of September 30, 2025, the outstanding balance was $8 million with an interest rate of 6.68%.

Long-term Obligations

The Company’s long-term obligations, the fiscal year in which they mature and their respective interest rates are summarized below:

	September 30
	2025	2024
	(In millions)
Variable Rate Debt:
Revolving Credit Facility, expires fiscal 2027	$—	$—
Revolving Credit Facility - Euro, expires fiscal 2027	130	113
Total variable rate debt	130	113
Fixed Rate Debt:
3.4% Notes due fiscal 2026	250	250
4.0% Notes due fiscal 2029	300	300
5.0% Notes due fiscal 2032	400	400
Medium-Term Notes due fiscal 2028, 6.57% — 7.28%	8	8
Chinese Renminbi Debt, due fiscal 2026, 4.3%	4	4
Total fixed rate debt	962	962
Finance lease obligations (Note R)	30	27
Unamortized debt issuance costs and debt discount	(6)	(7)
Total debt	1,116	1,095
Less Current portion of long-term debt	260	8
Total long-term debt	$856	$1,087

Revolving Credit Facility, expiring fiscal 2027—In August 2021, the Company entered into a revolving credit agreement (the “U.S. Credit Agreement”) with a loan commitment not to exceed $1 billion. The U.S. Credit Agreement supports the Company’s issuance of commercial paper, and borrowings may be used for working capital, letters of credit and other general corporate purposes. Outstanding commercial paper balances reduce the amount available for borrowing under the U.S. Credit Agreement, which was $994 million as of September 30, 2025. The U.S. Credit Agreement, which matures in August 2027, contains affirmative and negative covenants, the financial debt covenant described below, and annual sustainability performance targets related to the Company’s reduction in its nitrogen oxide and sulfur dioxide emissions intensity, the achievement of which may adjust pricing under the U.S. Credit Agreement. The borrowing rate is currently based on an adjusted daily risk-free borrowing rate, plus a Cabot-specific spread based on the Company’s credit rating and achievement of the annual sustainability performance targets. Based on the performance against the sustainability performance targets during calendar year 2024, there is no adjustment to commitment fee and borrowing rate, effective July 2025 through August 2026.

Revolving Credit Facility-Euro, expiring fiscal 2027—In May 2023, several subsidiaries entered into a revolving credit agreement (the “Euro Credit Agreement”, and together with the U.S. Credit Agreement, the "Credit Agreements") with a loan commitment not to exceed 300 million Euros. The amount available for borrowing under this revolving credit agreement was $223 million as of September 30, 2025, and the weighted average interest rate on the outstanding balance during the year was 4.27%. The borrowing rate is based on an adjusted daily risk-free borrowing rate, plus a Cabot-specific spread based on the Company’s credit rating. The revolving credit agreement, which matures in August 2027, may be used for repatriation of earnings of Cabot’s foreign subsidiaries to the U.S., the repayment of indebtedness of the Company’s foreign subsidiaries owing to the Company or any of its subsidiaries, and for working capital and general corporate purposes. The obligations of the subsidiaries under the revolving credit agreement are guaranteed by the Company. The Company paid debt issuance costs of $1 million upon entering the agreement, which are being amortized over the life of the revolver.

Debt Covenants—As of September 30, 2025, Cabot was in compliance with the financial debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lessor of (i) unrestricted cash and cash equivalents and (ii) $150 million.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $4 million of unsecured long-term debt outstanding with a noncontrolling shareholder of a consolidated subsidiary as of both September 30, 2025 and 2024.

3.4% Notes due fiscal 2026—In September 2016, Cabot issued $250 million in registered notes with a coupon of 3.4% that mature on September 15, 2026. These notes are unsecured and pay interest on March 15 and September 15. The net proceeds of this offering were $248 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes. The Company plans to refinance the notes prior to the notes’ maturity in fiscal 2026.

4.0% Notes due fiscal 2029—In June 2019, Cabot issued $300 million in registered, unsecured notes with a coupon of 4.0% that mature on July 1, 2029. Interest is payable under the notes semi-annually on January 1 and July 1. The net proceeds of this offering were $296 million after deducting discounts and issuance costs of $1 million and $3 million, respectively, which were paid at issuance and are being amortized over the life of the notes.

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

Medium-Term Notes—At both September 30, 2025 and 2024, there were $8 million of unsecured medium-term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium-term notes is 2 years with a weighted average interest rate of 7.24%.

Finance Lease obligations—See Note R for a discussion of the Company’s leases.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented separately in Note R, due in each of the five years from fiscal 2026 through 2030 and thereafter are as follows:

Years Ending September 30	Principal Payments on Long-Term Debt
(In millions)
2026	$254
2027	129
2028	9
2029	300
2030	—
Thereafter	400
Total	$1,092

Standby letters of credit—At September 30, 2025, the Company had provided standby letters of credit that were outstanding and not drawn totaling $7 million, which expire through fiscal 2026.

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

Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3	—	Significant unobservable inputs

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2025 or 2024.

At both September 30, 2025 and 2024, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At both September 30, 2025 and 2024, Cabot had derivatives relating to foreign currency risks carried at fair value. The Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Cabot or the financial counterparty to perform. For interest rate and cross-currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At September 30, 2025 and 2024, the fair value of Guaranteed investment contracts, included in Other assets on the Consolidated Balance Sheets was $9 million and $8 million, respectively. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on other observable inputs.

The carrying value and fair value of the long-term fixed rate debt were each $1.09 billion as of September 30, 2025 and each $1.08 billion as of September 30, 2024. The carrying amounts of Cabot’s floating rate long-term debt approximates the fair value. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy.

Note J. Derivatives

The Company has foreign currency exposure arising from its net investments in foreign operations. The Company uses cross-currency swaps to partially mitigate the impact of the Euro currency rate changes on the Company’s Euro-denominated net investments. The Company’s cross-currency swaps are designated as net investment hedges.

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

By using derivative instruments, the Company is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. The Company’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. The Company had no significant concentration of credit risk at September 30, 2025 and 2024.

The following table provides details of the derivatives held as of September 30, 2025 and 2024 to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2025	September 30, 2024	Hedge Designation
Cross Currency Swaps	3.4% Notes	USD 250 million swapped to EUR 223 million	USD 250 million swapped to EUR 223 million	Net investment
Forward Foreign Currency Contracts(1)	N/A	USD 184 million	USD 138 million	No designation

(1)
At September 30, 2025, the Company’s forward foreign exchange contracts were denominated in Euro, Indonesian rupiah, Czech koruna, and Colombian peso. At September 30, 2024, the Company’s forward foreign exchange contracts were denominated in Indonesian rupiah, Czech koruna, and Colombian peso.

Accounting for Derivative Instruments and Hedging Activities

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as CTA in AOCI while changes in the ineffective portion are reported in earnings. Effectiveness is assessed based on the hypothetical derivative method. The gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period in which earnings are affected by the underlying item, such as disposals or substantial liquidations of the entities being hedged.

Cash settlements related to the net investment hedge occur semi-annually on March 15th and September 15th for fixed rate interest payments and a cash exchange of the notional currency amount will occur at the end of the term in September 2026. During each of fiscal 2025, 2024 and 2023, the Company received net cash interest of $4 million. As of September 30, 2025, the fair value of these swaps was a liability of $12 million and was included in Prepaid expenses and other current assets and Other liabilities. As of September 30, 2024, the fair value of these swaps was an asset of $1 million and was included in Prepaid expenses and other current assets and Other assets. As of September 30, 2025 and 2024, the cumulative unrealized loss of $8 million and the cumulative unrealized gain of $5 million, respectively, was included in AOCI on the Consolidated Balance Sheets.

The following table summarizes the impact of the cross-currency swaps, net of tax, to AOCI and the Consolidated Statements of Operations:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Gain/(loss) recognized in AOCI	$(8)	$(6)	$(13)
(Gain)/loss reclassified from AOCI into Interest expense	$(4)	$(4)	$(6)
(Gain)/loss recognized in Interest expense (amount excluded from effectiveness testing)	$2	$2	$2

Forward Foreign Currency Contracts

At both September 30, 2025 and 2024, the Company had foreign currency forward contracts that were not designated as hedges for accounting purposes. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

At both September 30, 2025 and 2024, the fair value of derivative instruments not designated as hedges was less than $1 million and was presented in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Note K. Insurance Recoveries

In July 2021, the Company’s Specialty Compounds manufacturing and research and development facility in Pepinster, Belgium experienced significant flooding. Full production, which was temporarily halted, resumed in the second quarter of fiscal 2022. The Company agreed to a final insurance settlement in fiscal 2023 for total proceeds of $33 million.

During fiscal 2023, the Company recognized gains of $9 million related to lost margin and the replacement value of fixed assets exceeding their net book value. The flood-related expenses, loss recoveries and gains are included within Cost of sales in the Consolidated Statements of Operations in fiscal 2023.

During fiscal 2023, the Company received insurance proceeds of $14 million. Of the proceeds received, $12 million is included in Cash provided by investing activities and $2 million is included in Cash provided by operating activities for fiscal 2023 in the Consolidated Statements of Cash Flows. Proceeds of $19 million were received and recognized prior to fiscal 2023, as reported in previous filings.

Note L. Employee Benefit Plans

The information below provides detail concerning the Company’s benefit obligations under the defined benefit and postretirement benefit plans it sponsors.

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot is making all sponsor required contributions to these plans. The accumulated benefit obligation was $2 million for the U.S. defined benefit plan and $142 million for the foreign defined benefit plans as of September 30, 2025 and $2 million for the U.S. defined benefit plans and $145 million for the foreign defined benefit plans as of September 30, 2024. The U.S. defined benefit plan is the frozen Supplemental Cash Balance Plan.

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2025		2024		2025		2024
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$2	$155	$2	$139	$13	$12	$14	$11
Service cost	—	3	—	3	—	—	—	—
Interest cost	—	6	—	8	1	—	—	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	—	—	5	—	—	—	—
(Gain) loss from changes in actuarial assumptions and plan experience	—	(4)	—	12	—	—	1	2
Benefits paid	—	(8)	—	(8)	(2)	(1)	(2)	(1)
Plan Amendments	—	3	—	—	—	—	—	—
Settlements or curtailments	—	(4)	—	(5)	—	—	—	(1)
Benefit obligation at end of year	$2	$152	$2	$155	$12	$11	$13	$12

	Years Ended September 30
	2025		2024		2025		2024
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$156	$—	$144	$—	$—	$—	$—
Actual return on plan assets	—	3	—	13	—	—	—	—
Employer contribution	—	4	—	4	2	1	2	2
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(1)	—	7	—	—	—	—
Benefits paid	—	(8)	—	(8)	(2)	(1)	(2)	(1)
Settlements or curtailments	—	(4)	—	(5)	—	—	—	(1)
Fair value of plan assets at end of year	$—	$151	$—	$156	$—	$—	$—	$—
Funded status	$(2)	$(1)	$(2)	$1	$(12)	$(11)	$(13)	$(12)
Recognized asset (liability)	$(2)	$(1)	$(2)	$1	$(12)	$(11)	$(13)	$(12)

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations and periodic benefit costs as of and for the years ended September 30:

	2025		2024		2023
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.9%	4.3%	5.1%	4.1%	6.0%	4.7%
Rate of increase in compensation	N/A	2.9%	N/A	2.9%	N/A	3.0%
Cash balance interest credit rate	3.0%	2.2%	2.0%	2.2%	2.0%	2.1%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate - benefit obligation	5.1%	4.1%	6.0%	4.7%	5.6%	4.5%
Discount rate - service cost	N/A	3.2%	N/A	3.9%	N/A	3.6%
Discount rate - interest cost	4.9%	3.9%	6.0%	4.7%	5.3%	4.5%
Expected long-term rate of return on plan assets	N/A	4.9%	N/A	5.2%	N/A	5.1%
Rate of increase in compensation	N/A	2.9%	N/A	3.0%	N/A	3.0%
Cash balance interest credit rate	2.0%	2.2%	2.0%	2.1%	2.0%	2.0%

Postretirement Assumptions and Strategy

The following assumptions were used to determine the postretirement benefit obligations and net costs as of and for the years ended September 30:

	2025		2024		2023
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	5.1%	5.1%	5.1%	4.8%	6.0%	5.7%
Initial health care cost trend rate	7.0%	6.1%	5.0%	6.3%	5.0%	6.4%
Actuarial assumptions used to determine net cost during the year:
Discount rate - benefit obligation	5.1%	4.8%	6.0%	5.7%	5.6%	5.1%
Discount rate - service cost	4.9%	4.8%	6.0%	5.6%	5.4%	5.1%
Discount rate - interest cost	5.0%	4.6%	5.9%	5.7%	5.3%	5.1%
Initial health care cost trend rate	5.0%	6.3%	5.0%	6.4%	—%	6.8%

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

Amounts recognized in the Consolidated Balance Sheets at September 30, 2025 and 2024 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2025		2024		2025		2024
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Other assets	$—	$28	$—	$31	$—	$—	$—	$—
Accounts payable and accrued liabilities	$—	$(2)	$—	$(2)	$(2)	$(1)	$(2)	$(1)
Other liabilities	$(2)	$(27)	$(2)	$(28)	$(10)	$(10)	$(11)	$(11)

Amounts recognized in AOCI at September 30, 2025 and 2024 related to the Company's defined benefit pension and postretirement benefit plans were as follows:

	September 30
	2025		2024		2025		2024
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net actuarial (gain) loss	$—	$32	$—	$32	$(4)	$(4)	$(5)	$(4)
Net prior service credit	—	(1)	—	(1)	—	—	—	—
Balance in accumulated other comprehensive (income) loss, pretax	$—	$31	$—	$31	$(4)	$(4)	$(5)	$(4)

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2026 to 2035:

	Pension Benefits		Postretirement Benefits
Years Ending September 30	U.S.	Foreign	U.S.	Foreign
	(In millions)
2026	$—	$10	$2	$1
2027	$—	$10	$2	$1
2028	$—	$11	$1	$1
2029	$—	$10	$1	$1
2030	$—	$11	$1	$1
2031 - 2035	$1	$55	$5	$4

Postretirement benefits are unfunded and impact Cabot’s cash flows as benefits become due, which is expected to be $2 million in fiscal 2026. The Company expects to contribute $5 million to its pension plans in fiscal 2026.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2025		2024		2023		2025		2024		2023
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Service cost	$—	$3	$—	$3	$—	$3	$—	$—	$—	$—	$—	$—
Interest cost	—	6	—	8	—	7	1	—	1	1	1	1
Expected return on plan assets	—	(8)	—	(9)	—	(7)	—	—	—	—	—	—
Amortization of net (gains) losses	—	3	—	—	—	(1)	(1)	—	(1)	(1)	(1)	—
Net periodic (benefit) cost	$—	$4	$—	$2	$—	$2	$—	$—	$—	$—	$—	$1

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows:

	Years Ended September 30
	2025		2024		2023		2025		2024		2023
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(In millions)
Net (gains) losses	$—	$—	$—	$9	$—	$1	$—	$—	$—	$2	$(1)	$(3)
Prior service (credit) cost	—	3	—	(1)	—	—	—	—	—	—	—	—
Amortization of prior unrecognized gains (losses)	—	(3)	—	—	—	1	1	—	2	—	1	—
Net changes recognized in Total other comprehensive (income) loss (1)	$—	$—	$—	$8	$—	$2	$1	$—	$2	$2	$—	$(3)

(1)
The tax impact on pension and other postretirement benefit liability adjustments arising during the period was a tax benefit of less than $1 million, a tax benefit of $2 million, and a tax provision of less than $1 million for fiscal 2025, 2024 and 2023, respectively.

U.K. Plans Termination

In fiscal 2023, the Company commenced the plan termination process for the Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan and expects to complete the transaction in fiscal 2026. At September 30, 2025, the benefit obligation and plan assets associated with these plans were $43 million and $51 million, respectively. During fiscal 2025, the Company recognized a $3 million charge associated with finalizing terms related to the settlement of the plans.

Plan Assets

The Company’s foreign defined benefit pension plans' weighted-average asset allocations at September 30, 2025 and 2024 by asset category, are as follows:

	September 30
	2025	2024
Equity securities	19%	19%
Debt securities	32%	33%
Real estate	12%	11%
Cash and other securities	37%	37%
Total	100%	100%

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

Cabot’s investment strategy for each of its foreign defined benefit plans is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high-quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the foreign plans is 30% in equity, 47% in fixed income, 18% in real estate and 5% in cash and other securities. The actual weighted average asset allocations differ from target asset allocation as a result of the insurance contracts with Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan purchased with plan assets in anticipation of the settlement discussed above.

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

The fair value of the Company’s pension plan assets at September 30, 2025 and 2024 by asset category is as follows:

	September 30
	2025			2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Cash	$4	$—	$4	$1	$—	$1
Direct investments:
Non-U.S. equities	8	—	8	7	—	7
Non-U.S. government bonds	2	—	2	2	—	2
Non-U.S. corporate bonds	3	—	3	3	1	4
Other fixed income	1	—	1	1	—	1
Total direct investments	14	—	14	13	1	14
Investment funds:
Equity funds(1)	—	22	22	—	16	16
Fixed income funds(2)	—	44	44	—	46	46
Real estate funds(3)	—	11	11	—	18	18
Other investment funds	—	7	7	—	6	6
Total investment funds	—	84	84	—	86	86
Alternative investments:
Insurance contracts(4)	—	47	47	—	54	54
Other alternative investments	—	2	2	—	1	1
Total alternative investments	—	49	49	—	55	55
Total pension plan assets	$18	$133	$151	$14	$142	$156

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

Defined Contribution Plans

In addition to benefits provided under the defined benefit and postretirement benefit plans, the Company provides benefits under defined contribution plans. Cabot recognized expenses related to these plans of $22 million, $20 million and $19 million in fiscal 2025, 2024 and 2023, respectively.

Note M. Share-Based Compensation

The Cabot Corporation 2025 Long-Term Incentive Plan (the “2025 Plan”) was adopted by the Company to provide stock-based compensation to eligible employees. The 2025 Plan was approved by Cabot’s stockholders on March 13, 2025, and authorizes the issuance of up to an additional 1,400,000 shares of common stock. The Company ceased granting awards under the Cabot Corporation Amended and Restated 2017 Long-Term Incentive Plan when the 2025 Plan was adopted by the Company’s stockholders, and the shares remaining available for future grants under the 2017 Plan as of the effective date of the 2025 Plan were transferred to the 2025 Plan’s share pool. The 2025 Plan is the only equity incentive plan under which the Company may grant equity awards to employees.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The awards made in fiscal 2025, 2024 and 2023 consist of grants of stock options, time-based restricted stock units and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, generally vest over a three-year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and have a ten-year term. The restricted stock units generally vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

Share-based employee compensation expense was $22 million, $23 million and $18 million, after tax, for fiscal 2025, 2024 and 2023, respectively.

The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Cost of sales	$2	$2	$2
Selling and administrative expenses	20	21	16
Research and technical expenses	2	2	2
Share-based compensation expense	24	25	20
Income tax benefit	(2)	(2)	(2)
Net share-based compensation expense	$22	$23	$18

As of September 30, 2025, Cabot had $21 million and $3 million of total unrecognized compensation cost related to restricted stock units and options, respectively, granted under the Company’s equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately one year for restricted stock units and options.

Equity Incentive Plan Activity

The following table summarizes the total stock option and restricted stock unit activity in the equity incentive plans for fiscal 2025:

	Stock Options		Restricted Stock Units
	Total Options (1)	Weighted Average Exercise Price	Restricted Stock Units(4)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2024	1,384	$56.65	723	$70.25
Granted	108	$114.99	166	$110.67
Performance-based adjustment(2)	—	$—	20	$78.68
Exercised / Vested	(171)	$52.21	(292)	$59.95
Cancelled / Forfeited	(6)	$74.21	(26)	$81.01
Outstanding at September 30, 2025(3)	1,315	$61.96	591	$86.48
Exercisable at September 30, 2025	1,032	$54.30

(1)
Unvested stock options were approximately 283,000 and 373,000 at September 30, 2025 and 2024 and their weighted average grant date fair values were $89.84 and $70.24, respectively.

(2)
Represents the net incremental number of shares issuable upon vesting of performance-based restricted stock units based on the Company’s actual financial performance metrics for fiscal 2025.
(3)
Stock options outstanding include options vested and expected to vest in the future and have a weighted average remaining contractual life of 5.48 years.
(4)
The number granted represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

Stock Options

As of September 30, 2025, the aggregate intrinsic value for all options outstanding and options exercisable was $23 million. The intrinsic value of options exercised during fiscal 2025, 2024 and 2023 was $6 million, $17 million and $2 million, respectively, and the Company received cash of $9 million, $20 million and $4 million, respectively, from these exercises. The Company recognized a tax benefit of $1 million in fiscal 2025, a tax benefit of $2 million in fiscal 2024 and immaterial tax benefits in fiscal 2023 from the exercise of stock options which were included in (Provision) benefit for income taxes within the Consolidated Statements of Operations.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair values of options granted during fiscal 2025, 2024 and 2023 was $44.96, $27.42, and $26.28 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2025	2024	2023
Expected stock price volatility	40%	39%	38%
Risk free interest rate	4.4%	4.8%	4.0%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$1.72	$1.60	$1.48

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The weighted average grant date fair values of restricted stock unit awards granted during fiscal 2025, 2024 and 2023 was $110.67, $75.98 and $73.68, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vesting) that vested during fiscal 2025, 2024 and 2023 was $32 million, $37 million and $20 million, respectively.

Supplemental 401(k) Plan

Cabot’s Deferred Compensation and Supplemental Retirement Plan (“SERP 401(k)”) provides benefits to highly compensated employees when the retirement plan limits established under the Internal Revenue Code prevent them from receiving all of the Company matching and retirement contributions that would otherwise be provided under the qualified 401(k) plan. The SERP 401(k) is non-qualified and unfunded. Contributions under the SERP 401(k) are treated as if invested in Cabot common stock. The majority of the distributions made under the SERP 401(k) are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 110,000 and 117,000 shares of Cabot common stock as of September 30, 2025 and 2024, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which was immaterial as of September 30, 2025 and 2024, was included in Other liabilities in the Consolidated Balance Sheets and marked-to-market quarterly.

Note N. Restructuring

2025 Reorganizations

During fiscal 2025, the Company undertook various actions that it believes have enabled the more efficient operation of the Company and reduced ongoing operational costs. These restructuring actions have resulted in reductions in workforce across business and functional teams. Under this plan, the Company recorded total charges of $10 million, primarily related to severance costs. The Company expects to record additional restructuring charges of $1 million and have cash payments of $7 million related to this plan in fiscal 2026.

2024 Reorganizations

During fiscal 2024, the Company initiated restructuring activities in both its Reinforcement Materials segment (“RM Plan”) and its Performance Chemicals segment (“PC Plan”). Under the RM Plan, the Company closed its reinforcing carbons unit at the facility in Tianjin, China that the Company acquired from Tokai Carbon Group in February 2022, consolidating its reinforcing carbons operations and reducing ongoing operational costs. Under the PC Plan, the Company temporarily idled its aerogel manufacturing plant in Frankfurt, Germany and reorganized certain positions within the Performance Chemicals segment to reduce operating costs. The Company anticipates restarting its aerogel manufacturing plant in fiscal 2026. As part of these plans, the Company recorded charges of $1 million and $13 million in fiscal 2025 and 2024, respectively, primarily for severance related costs and accelerated depreciation. The Company expects to have cash payments of $1 million related to these plans in fiscal 2026.

Details of the 2024 and 2025 Reorganization restructuring activities and the related reserves are as follows:

	Severance and Employee Benefits	Accelerated Depreciation on Assets	Other	Total
	(In millions)
Reserve at September 30, 2023	$—	$—	$—	$—
Charges	5	6	2	13
Costs charged against assets	—	(6)	—	(6)
Cash paid	(5)	—	(1)	(6)
Reserve at September 30, 2024	—	—	1	1
Charges	10	—	1	11
Cash paid	(3)	—	(1)	(4)
Reserve at September 30, 2025	$7	$—	$1	$8

Cabot’s restructuring reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Cost of sales	$6	$12	$4
Selling and administrative expenses	3	1	—
Research and technical expenses	2	—	—
Total	$11	$13	$4

Note O. Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI, net of tax, are as follows for fiscal 2025 and 2024:

	Currency Translation Adjustment	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at September 30, 2023 attributable to Cabot Corporation	$(353)	$(9)	$(362)
Other comprehensive income (loss) before reclassifications	18	(5)	13
Amounts reclassified from AOCI	(2)	(4)	(6)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	5	—	5
Balance at September 30, 2024 attributable to Cabot Corporation	(342)	(18)	(360)
Other comprehensive income (loss) before reclassifications	30	(3)	27
Amounts reclassified from AOCI	(2)	2	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	2
Balance at September 30, 2025 attributable to Cabot Corporation	$(316)	$(19)	$(335)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations for fiscal 2025, 2024 and 2023 are as follows:

	Affected Line Item in the Consolidated	Years Ended September 30
	Statements of Operations	2025	2024	2023
		(In Millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(5)	$(5)	$(6)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	2	2	2
Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	2	(2)	(2)
Total before tax		$(1)	$(5)	$(6)

Note P. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share (“EPS”) computations:

	Years Ended September 30
	2025	2024	2023
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$331	$380	$445
Less: Dividends and dividend equivalents to participating securities	1	1	1
Less: Undistributed earnings allocated to participating securities(1)	4	5	7
Earnings (loss) allocated to common shareholders (numerator)	$326	$374	$437

Weighted average common shares and participating securities outstanding	54.5	56.0	57.3
Less: Participating securities(1)	0.8	0.9	1.2
Adjusted weighted average common shares (denominator)	53.7	55.1	56.1

Per share amounts—basic:
Net income (loss) attributable to Cabot Corporation	$6.07	$6.79	$7.79

Diluted EPS:
Earnings (loss) allocated to common shareholders	$326	$374	$437
Plus: Earnings allocated to participating securities	5	6	8
Less: Adjusted earnings allocated to participating securities(2)	5	6	8
Earnings (loss) available to common shares (numerator)	$326	$374	$437

Adjusted weighted average common shares outstanding	53.7	55.1	56.1
Effect of dilutive securities:
Common shares issuable(3)	0.5	0.6	0.4
Adjusted weighted average common shares (denominator)	54.2	55.7	56.5

Per share amounts—diluted:
Net income (loss) attributable to Cabot Corporation	$6.02	$6.72	$7.73

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$331	$380	$445
Less: Dividends declared on common stock	95	92	87
Less: Dividends and dividend equivalents to participating securities	1	1	1
Undistributed earnings (loss)	$235	$287	$357
Allocation of undistributed earnings:
Undistributed earnings (loss) allocated to common shareholders	$231	$282	$350
Undistributed earnings allocated to participating securities	4	5	7
Undistributed earnings (loss)	$235	$287	$357

(2)
Undistributed earnings (loss) are adjusted for the assumed conversion of dilutive securities, which are described in (3) below, to common shares and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For fiscal 2025, 2024 and 2023, 163,845, 152,917 and 138,966 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

Note Q. Income Taxes

Income from operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Domestic	$15	$18	$65
Foreign	550	511	386
Income from operations before income taxes and equity in earnings of affiliated companies	$565	$529	$451

Tax provision (benefit) for income taxes consisted of the following:

	Years Ended September 30
	2025	2024	2023
	(In millions)
U.S. federal and state:
Current	$21	$14	$5
Deferred	39	(31)	(156)
Total	60	(17)	(151)
Foreign:
Current	143	134	123
Deferred	(7)	(6)	—
Total	136	128	123
Provision (benefit) for income taxes	$196	$111	$(28)

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Computed tax expense at the federal statutory rate	$119	$111	$95
Foreign impact of taxation at different rates, repatriation, valuation allowance, and other	25	16	30
Global Intangible Low Taxed Income (GILTI)	—	(3)	15
Impact of increase (decrease) in valuation allowance on U.S. deferred taxes	42	(13)	(156)
U.S. and state benefits from research and experimentation activities	(3)	(3)	(2)
Provision (settlement) of unrecognized tax benefits	12	7	2
Permanent differences, net	1	(2)	(4)
State taxes, net of federal effect	—	(2)	(8)
Provision (benefit) for income taxes	$196	$111	$(28)

Significant components of deferred income taxes were as follows:

	September 30
	2025	2024
	(In millions)
Deferred tax assets:
Deferred expenses	$42	$40
Intangible assets	52	47
Inventory	15	14
Operating lease liability	28	29
Other	26	25
U.S. federal interest expense carryforward	56	48
Pension and other benefits	22	25
Net operating loss carryforwards ("NOLs")	249	261
Capital loss carryforwards	132	132
Foreign tax credit carryforwards	66	68
R&D credit carryforwards	57	55
Other business credit carryforwards	16	21
Subtotal	761	765
Valuation allowance	(516)	(494)
Total deferred tax assets	$245	$271

	September 30
	2025	2024
	(In millions)
Deferred tax liabilities:
Property, plant and equipment	$(67)	$(58)
Right of use asset	(21)	(23)
Unremitted earnings of non-U.S. subsidiaries	(16)	(16)
Total deferred tax liabilities	$(104)	$(97)

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

The One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. The OBBBA includes numerous provisions that affect corporate taxation, including permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and restoration of favorable tax treatment for certain business provisions. ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The impact of these changes required the Company to re-evaluate its deferred taxes and subsequently record an increase in the valuation allowance related to future anticipated expirations of tax credit carryforwards. The provisions in the legislation are generally effective for the Company beginning in fiscal 2026 and are not expected to have any additional material impact on the Company’s Consolidated Financial Statements.

Since 2020, the Company has maintained a valuation allowance against its net U.S. deferred tax assets. On a quarterly basis, the Company evaluates all positive and negative evidence to determine if a valuation allowance is required. Based on updated forecasts of future taxable income and changes in tax laws, the Company determined that it is more likely than not that a portion of its tax credit carryforwards would not be realizable and increased the valuation allowance recorded against its U.S. Deferred tax assets by $31 million for fiscal 2025, compared to a non-cash income tax benefit of $24 million recorded in fiscal 2024. The Company continues to maintain a valuation allowance in the U.S. against capital losses, interest expense limitation carryforwards, certain foreign tax credits, certain R&D tax credits, and all state deferred tax assets that the Company does not expect to realize.

The valuation allowance increased by $22 million from $494 million in fiscal 2024 to $516 million in fiscal 2025, primarily due an adjustment to the valuation allowance on U.S. foreign tax credits and R&D tax credits, which was partially offset by a decrease in valuation allowance on foreign deferred tax assets.

After the valuation allowance, approximately $30 million of foreign NOLs and less than $1 million of other tax credit carryforwards remained at September 30, 2025. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions in which they arose.

The following table provides detail surrounding the expiration dates of NOLs, capital loss and other tax credit carryforwards before valuation allowances:

Years Ending September 30	NOLs/Capital Losses	Credits
	(In millions)
2026 — 2032	$1,014	$76
2033 and thereafter	308	62
Indefinite carryforwards	915	2
Total	$2,237	$140

As of September 30, 2025, provisions have not been made for non-U.S. withholding taxes or other applicable taxes on $2 billion of undistributed earnings of non-U.S. subsidiaries as these earnings are considered indefinitely reinvested. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. From time to time, however, the Company’s intentions relative to specific indefinitely reinvested amounts change because of certain unique circumstances. These earnings could become subject to non-U.S. withholding taxes and other applicable taxes if they were remitted to the U.S.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2025, 2024 and 2023 is as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Balance at beginning of the year	$22	$20	$159
Additions based on tax positions related to the current year	2	1	1
Additions for tax positions of prior years	8	3	—
Reductions of tax positions of prior years	(2)	(1)	(137)
Reductions related to settlements	(1)	(1)	(2)
Reductions from lapse of statute of limitations	—	—	(1)
Balance at end of the year	$29	$22	$20

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2025, the total amount of unrecognized tax benefits was $29 million, of which $9 million was recorded in Accounts payable and accrued liabilities, $9 million in Other liabilities in the Consolidated Balance Sheet and $11 million was offset against deferred tax assets. As of September 30, 2024, the total amount of unrecognized tax benefits was $22 million, of which $9 million was recorded in Other liabilities in the Consolidated Balance Sheet and $13 million was offset against deferred tax assets. In 2022, the Company reported an uncertain tax position of $137 million related to the initial anticipated filing position on the character of a portion of the tax loss from the Purification Solutions business divestiture. Upon completion of the U.S. Consolidated tax return in 2023, the Company reversed the $137 million unrecognized tax benefit which reflects the final position taken on the filed tax return. In addition, accruals of $13 million and $10 million were recorded for penalties and interest, as of September 30, 2025 and 2024, respectively. Total penalties and interest recorded in the Provision (benefit) for income taxes in the Consolidated Statements of Operations was $5 million in fiscal 2025 and 2024, and $2 million in fiscal 2023. If the unrecognized tax benefits were recognized as of September 30, 2025, there would be $29 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

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

Cabot is subject to taxation in the United States and various states and foreign jurisdictions. The 2022 through 2024 tax years remain subject to examination by the IRS and various tax years from 2019 through 2024 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2024 remain subject to examination by their respective tax authorities.

Note R. Leases

The Company determines if an arrangement is or contains a lease at inception. The Company considers a contract to be or to contain a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration.

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

In the normal course of its business, the Company enters as the lessee into various leases, primarily related to certain transportation vehicles, warehouse facilities, office space, and machinery and equipment. These leases have remaining lease terms between one and twelve years, some of which may include options to extend the leases for up to fifteen years or options to terminate the leases. The Company’s land leases have remaining lease terms up to seventy-seven years.

The Company has elected not to recognize short-term leases on the balance sheet for all underlying asset classes. Short-term leases are leases that, at the commencement date, have a lease term of twelve months or less and do not include a purchase option that the Company is reasonably certain to exercise. Short-term leases are expensed on a straight-line basis over the lease term.

The components of the Company’s lease costs were as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Operating lease cost	$25	$25	$26
Finance lease cost	8	5	6
Total lease cost	$33	$30	$32

Included within operating lease costs are short-term lease costs, which were $7 million in each of fiscal 2025, 2024 and 2023. Some lease arrangements require variable payments that are dependent on usage, output, or index-based adjustments. Variable lease costs were $1 million in fiscal 2025 and $2 million in both fiscal 2024 and 2023.

Supplemental cash flow information related to the Company’s leases was as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17	$18	$18
Operating cash flows from finance leases	2	1	2
Financing cash flows from finance leases	6	4	3
Right-of-use assets obtained in exchange for new operating lease liabilities	$8	$9	$11
Right-of-use assets obtained in exchange for new finance lease liabilities	$11	$2	$4

Supplemental balance sheet information related to the Company’s leases was as follows:

Description	Balance Sheet Classification	September 30, 2025	September 30, 2024
		(In millions)
Lease ROU assets:
Operating	Other assets	$101	$104
Finance	Net property, plant and equipment	26	37
Total lease ROU assets		$127	$141

Lease liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$13	$14
Finance	Current portion of long-term debt	6	4
Long-term:
Operating	Other liabilities	85	88
Finance	Long-term debt	24	23
Total lease liabilities		$128	$129

The following table presents the weighted-average remaining lease term and discount rates for the Company’s leases:

Description	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (years):
Operating leases	21	21
Finance leases	7	9
Weighted-average discount rate:
Operating leases	3.22%	3.11%
Finance leases	4.69%	5.09%

Future minimum lease payments under non-cancelable operating and finance leases as of September 30, 2025 were as follows:

Years Ending September 30	Operating leases	Finance leases
	(In millions)
2026	$17	$7
2027	14	5
2028	11	5
2029	10	3
2030	10	3
2031 and thereafter	65	11
Total lease payments	127	34
Less: imputed interest	29	4
Total	$98	$30

Note S. Commitments and Contingencies

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements were $262 million, $280 million and $370 million during fiscal 2025, 2024 and 2023, respectively. Included in those raw materials purchased are purchases from noncontrolling shareholders of consolidated subsidiaries of $124 million, $138 million and $192 million during fiscal 2025, 2024 and 2023, respectively. Accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2025 and 2024, were $8 million and $12 million, respectively. For these purchase commitments, the amounts included in the table below are based on market prices as of September 30, 2025 which may differ from actual market prices at the time of purchase. The Company has also entered into long-term purchase agreements primarily for services related to information technology, which are included in Other in the table below.

	Payments Due by Fiscal Year
	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Reinforcement Materials	$167	$127	$95	$84	$84	$870	$1,427
Performance Chemicals	37	34	21	16	15	166	$289
Other	12	9	4	2	1	1	$29
Total	$216	$170	$120	$102	$100	$1,037	$1,745

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements with customers, Cabot has provided indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities varies, and in many cases are indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third parties that provides stop-loss protection. The self-insured liability in fiscal 2025 for third-party liabilities was $500,000 per accident for auto, $2 million per occurrence for all other, $1 million per accident for U.S. workers’ compensation, and the retention for medical costs in the United States is at most $300,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of both September 30, 2025 and 2024, Cabot had $5 million reserved for environmental matters, almost all of which is for operation and maintenance work, and is included in Accounts payable and accrued liabilities and Other liabilities in the Consolidated Balance sheets. These environmental matters mainly relate to former operations. The Company’s reserves for environmental matters represent Cabot’s best estimates of the probable costs to be incurred at those sites where costs are reasonably estimable based on the Company’s analysis of the extent of clean up required, alternative clean-up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of the reserves as circumstances change at individual sites and adjusts the reserves as appropriate. Almost all of Cabot’s environmental issues relate to sites that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that the Company could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs that are reasonably possible to be in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

Charges for environmental expenses were $1 million in each of fiscal 2025, 2024 and 2023, and are included in Cost of sales in the Consolidated Statements of Operations. Cash payments related to these environmental matters were $1 million in each of fiscal 2025, 2024 and 2023. The Company anticipates that expenditures related to these environmental matters will be made over a number of years.

In November 2013, Cabot entered into a Consent Decree with the EPA and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. This settlement is related to EPA’s national enforcement initiative focused on the U.S. carbon black manufacturing sector alleging non-compliance with certain regulatory and permitting requirements under The Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. Pursuant to this settlement, Cabot has installed technology controls for the reduction of sulfur dioxide and nitrogen oxide emissions at two of its plants and is in the process of installing these controls at the third plant. Cabot is currently in discussions with the EPA and LDEQ to extend its compliance date at the third plant. In addition, under the Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419, a new requirement for sulfur dioxide (“SO2”) emissions went into effect on July 1, 2023 for Cabot’s reinforcing carbons plant in Sarnia, Ontario. Cabot is out of compliance with this new air standard, and under the terms of the current abatement plan the Company has in place with the MECP regarding this requirement, Cabot is required to install air pollution controls at the plant by July 1, 2028, with specified milestones before that date. To date, Cabot’s ability to operate its reinforcing carbons plant in Sarnia has not been restricted as the Company is working with MECP on a solution.

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

As of September 30, 2025 and 2024, the Company had $33 million and $35 million, respectively, reserved for its estimated share of liability for pending and future respirator claims and for defense costs, the majority of which the Company expects to incur over the next ten years. The reserve is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. In fiscal 2025, 2024 and 2023, the Company recorded a charge of nil, nil and $8 million, respectively, related to the respirator liability which was included in Selling and administrative expense in the Consolidated Statements of Operations.

The Company made payments related to its respirator liability of $2 million, $3 million and $9 million in fiscal 2025, 2024 and 2023, respectively.

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

The Company is subject to indirect tax audits in jurisdictions where it has business operations. In 2025, Cabot recognized a $7 million indirect tax settlement which is presented in Other Income (Expense) in the Consolidated Statements of Operations. Cabot’s exposure from indirect tax audits is not expected to be material.

Note T. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The payment obligations as of September 30, 2025 and 2024, respectively, are as follows:

	2025	2024
	(In millions)
Outstanding payment obligations at beginning of year	$16	$17
Invoices added to supplier finance program	57	52
Invoices paid to supplier finance program	(60)	(53)
Outstanding payment obligations at September 30	$13	$16

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

Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment. The Company has two reportable segments: Reinforcement Materials and Performance Chemicals. The Performance Chemicals reporting segment aggregates the specialty carbons, specialty compounds, fumed metal oxides, battery materials, inkjet colorants and aerogel product lines.

The CODM reviews Segment earnings before interest and taxes (“Segment EBIT”) at the operating segment level to allocate resources and to assess operating results and financial performance. The CODM reviews the change in the actual results compared to the same period forecast, the same period year-ago, and the prior sequential period on a quarterly basis. Segment EBIT includes all items that are controlled by the business segment and those management considers are representative of the fundamental on-going segment results.

Details of Segment EBIT including segment revenue and significant segment expenses regularly reviewed by the CODM are as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
2025
Segment revenues from external customers	$2,341	$1,250	$3,591
Segment cost of sales(1)	(1,704)	(921)	(2,625)
Segment operating expenses(1)(2)	(132)	(139)	(271)
Other Segment Items(3)	3	4	7
Segment EBIT	$508	$194	$702
2024
Segment revenues from external customers	$2,610	$1,250	$3,860
Segment cost of sales(1)	(1,927)	(947)	(2,874)
Segment operating expenses(1)(2)	(148)	(143)	(291)
Other Segment Items(3)	2	4	6
Segment EBIT	$537	$164	$701
2023
Segment revenues from external customers	$2,563	$1,225	$3,788
Segment cost of sales(1)	(1,959)	(974)	(2,933)
Segment operating expenses(1)(2)	(124)	(129)	(253)
Other Segment Items(3)	2	3	5
Segment EBIT	$482	$125	$607

(1)
Segment cost of sales and Segment operating expenses exclude the items described in the reconciliation of segment earnings before interest and income taxes to Income (loss) from operations before income taxes and equity in earnings of affiliated companies.
(2)
Segment operating expenses include Selling and administrative expenses and Research and technical expenses.
(3)
Other segment items include Equity in earnings of affiliated companies, net of tax.

Reconciliation of Segment earnings before interest and income taxes to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is as follows:

	Years Ended September 30
	(In millions)
	2025	2024	2023
Segment EBIT	$702	$701	$607
Interest Expense	(76)	(81)	(90)
Certain items (1)	(30)	(59)	(29)
Unallocated corporate costs (2)	(52)	(68)	(54)
General unallocated income (expense) (3)	28	42	22
Less: Equity in earnings of affiliated companies, net of tax(4)	7	6	5
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$565	$529	$451

(1)
Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.

Details of the certain items for fiscal 2025, 2024, and 2023 are as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Global restructuring activities (Note N)	$(11)	$(13)	$(4)
Indirect tax settlement charges (Note S)	(7)	—	—
Legal and environmental matters and reserves	(7)	(2)	(10)
Employee benefit plan settlement and other charges (Note L)	(3)	—	—
Acquisition and integration-related charges	(1)	—	(4)
Argentina controlled currency devaluation and other losses (Note A)	—	(43)	(7)
Loss on sale of business	—	—	(3)
Other certain items	(1)	(1)	(1)
Total certain items	$(30)	$(59)	$(29)

(2)
Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
(3)
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
(4)
Equity in earnings of affiliated companies, net of tax is included in Segment EBIT and is removed to reconcile to Income (loss) from operations before taxes and equity in earnings of affiliated companies.

Other Financial information by reportable segment is as follows:

Years Ended September 30	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other(1)	Consolidated Total
	(In millions)
2025
Revenues from external customers(2)	$2,341	$1,250	$3,591	$122	$3,713
Depreciation and amortization	$70	$84	$154	$—	$154
Equity in earnings of affiliated companies, net of tax	$3	$4	$7	$—	$7
Assets(3)	$1,822	$1,500	$3,322	$493	$3,815
Total expenditures for additions to long-lived assets(4)	$209	$91	$300	$3	$303
2024
Revenues from external customers(2)	$2,610	$1,250	$3,860	$134	$3,994
Depreciation and amortization	$66	$78	$144	$7	$151
Equity in earnings of affiliated companies, net of tax	$2	$4	$6	$—	$6
Assets(3)	$1,751	$1,494	$3,245	$491	$3,736
Total expenditures for additions to long-lived assets(4)	$165	$76	$241	$8	$249
2023
Revenues from external customers(2)	$2,563	$1,225	$3,788	$143	$3,931
Depreciation and amortization	$70	$72	$142	$2	$144
Equity in earnings of affiliated companies, net of tax	$2	$3	$5	$—	$5
Assets(3)	$1,632	$1,473	$3,105	$499	$3,604
Total expenditures for additions to long-lived assets(4)	$149	$108	$257	$8	$265

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
(2)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other are summarized as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
Shipping and handling fees	$112	$123	$132
Other	10	11	11
Total	$122	$134	$143

(3)
Unallocated and Other assets include cash, marketable securities, cost investments, income taxes receivable, deferred taxes, and headquarters’ assets.
(4)
Expenditures for additions to long-lived assets include property, plant and equipment and intangible assets.

Geographic Information

Revenues from external customers attributable to an individual country, other than the U.S. and China, were not material for disclosure. Revenues from external customers by individual country are summarized as follows:

	Years Ended September 30
	2025	2024	2023
	(In millions)
United States	$670	$733	$738
China	931	983	972
Other countries	2,112	2,278	2,221
Total	$3,713	$3,994	$3,931

Each of the Company’s segments operates globally. Revenues from external customers are attributed to geographic region based on customer location. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenue from external customers by geographic region.

	Year Ended September 30, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$944	$373	$1,317
Asia Pacific	865	536	1,401
Europe, Middle East and Africa	532	341	873
Segment revenues from external customers	2,341	1,250	3,591
Unallocated and other			122
Net sales and other operating revenues			$3,713

	Year Ended September 30, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$1,056	$378	$1,434
Asia Pacific	1,015	506	1,521
Europe, Middle East and Africa	539	366	905
Segment revenues from external customers	2,610	1,250	3,860
Unallocated and other			134
Net sales and other operating revenues			$3,994

	Year Ended September 30, 2023
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$1,046	$379	$1,425
Asia Pacific	995	491	$1,486
Europe, Middle East and Africa	522	355	877
Segment revenues from external customers	2,563	1,225	$3,788
Unallocated and other			143
Net sales and other operating revenues			$3,931

Property, plant and equipment, net of accumulated depreciation, attributable to an individual country, other than the U.S. and China, were not material for disclosure. Property, plant and equipment is attributed to an individual country based on asset location and is summarized as follows:

	Years Ended September 30
	2025	2024
	(In millions)
United States	$748	$643
China	360	371
Other countries	603	520
Total	$1,711	$1,534

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commitments and Contingencies — CWP Respirator Liabilities — Refer to Note S to the consolidated financial statements

Critical Audit Matter Description

The Company has exposure in connection with a safety respiratory products business previously owned by one of its subsidiaries. The respirator liabilities involve claims for personal injury, including asbestosis, silicosis, and coal worker’s pneumoconiosis (“CWP”).

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

November 24, 2025

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cabot Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 24, 2025, expressed an unqualified opinion on those financial statements.

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

November 24, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based on that evaluation, Cabot’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2025.

Cabot’s internal control over financial reporting as of September 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(b). During our fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

The other information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of September 30, 2025 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of outstanding restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2025 Long-Term Incentive Plan and the 2024 Non-Employee Director Plan. Each of our equity compensation plans has been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	1,981,192	$61.96	4,177,781
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1) Includes (i) 1,315,434 shares issuable upon exercise of outstanding stock options, (ii) 313,280 shares issuable upon vesting of outstanding time-based restricted stock units, (iii) 202,014 shares issuable upon vesting of outstanding performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the fiscal 2023 awards, the first two years within the three-year performance period of the fiscal 2024 awards, and the first year within the three-year performance period of the fiscal 2025 awards; and (iv) 150,464 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2024 awards and years two and three of the 2025 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 75,232 shares would be issuable for year three of the 2024 awards and years two and three of the 2025 awards.

(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.

(3) Of these shares (i) 3,846,821 shares remain available for future issuance under the 2025 Long-Term Incentive Plan, and (ii) 330,960 remain available for future issuance under the 2024 Non-Employee Director Plan.

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

Exhibit Number	Description

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

10(c)(i)*

Amended and Restated 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, file reference 1-5667, filed with the SEC on May 5, 2021).

10(c)(ii)*

Cabot Corporation 2025 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of Cabot's Proxy Statement on Schedule 14A relating to the 2025 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 24, 2025.

10(c)(iii)*

Form of Performance-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, file reference 1-5667, filed with the SEC on May 7, 2025).

Exhibit Number	Description

10(c)(iv)*

Form of Time-Based Restricted Stock Unit Award Certificate under the Cabot Corporation 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, file reference 1-5667, filed with the SEC on May 7, 2025).

10(c)(v)*

Form of Stock Option Award Certificate under the Cabot Corporation 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, file reference 1-5667, filed with the SEC on May 7, 2025).

10(c)(vi)*

Cabot Corporation 2024 Non-Employee Director Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2024 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 26, 2024).

10(c)(vii)*

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

Exhibit Number	Description

10(l)(i)*†	Amendment to the Cabot Corporation Deferred Compensation and Supplemental Retirement Plan dated September 8, 2025

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

10(o)*†	Offer Letter dated June 3, 2025, between Cabot Corporation and Matthew Wood.

10(p)*

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10(k) of Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2022, file reference 1-5667, filed with the SEC on November 23, 2022).

19

Cabot Corporation Policy on Transactions in Securities (incorporated herein by reference to Exhibit 19 of Cabot's Annual Report on Form 10-K for its fiscal year ended September 30, 2023, file reference 1-5667; as filed with the SEC on November 20, 2024.

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

97*

Cabot Corporation Policy for Recoupment of Incentive Compensation (incorporated herein by reference to Exhibit 97 of Cabot's Annual Report on Form 10-K for its fiscal year ended September 30, 2023, file reference 1-5667; as filed with the SEC on November 20, 2024.

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

Date: November 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SEAN D. KEOHANE	Director, President and	November 24, 2025
Sean D. Keohane	Chief Executive Officer

/s/ ERICA MCLAUGHLIN	Executive Vice President and	November 24, 2025
Erica McLaughlin	Chief Financial Officer
(principal financial officer)

/s/ LISA M. DUMONT	Vice President, Controller and Chief Accounting Officer	November 24, 2025
Lisa M. Dumont	(Chief Accounting Officer)

/s/ MICHAEL M. MORROW	Director, Non-Executive	November 24, 2025
Michael M. Morrow	Chair of the Board

/s/ CYNTHIA A. ARNOLD	Director	November 24, 2025
Cynthia A. Arnold

/s/ DOUGLAS DEL GROSSO	Director	November 24, 2025
Douglas Del Grosso

/s/ JUAN ENRIQUEZ	Director	November 24, 2025
Juan Enriquez

/s/ WILLIAM C. KIRBY	Director	November 24, 2025
William C. Kirby

/s/ RAFFIQ NATHOO	Director	November 24, 2025
Raffiq Nathoo

/s/ THIERRY VANLANCKER	Director	November 24, 2025
Thierry Vanlancker

/s/ MICHELLE E. WILLIAMS	Director	November 24, 2025
Michelle E. Williams

/s/ FRANK A. WILSON	Director	November 24, 2025
Frank A. Wilson

/s/ CHRISTINE Y. YAN	Director	November 24, 2025
Christine Y. Yan