Form 10-Q
period 2025-12-31
CABOT CORP
filed 2026-02-04
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The Company had 52,221,604 shares of common stock, $1.00 par value per share, outstanding as of February 2, 2026.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2025	2024
	(In millions, except per share amounts)
Net sales and other operating revenues	$849	$955
Cost of sales	638	720
Gross profit	211	235
Selling and administrative expenses	69	66
Research and technical expenses	13	14
Income (loss) from operations	129	155
Interest and dividend income	7	6
Interest expense	(18)	(18)
Other income (expense)	—	1
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	118	144
(Provision) benefit for income taxes	(37)	(41)
Equity in earnings of affiliated companies, net of tax	1	1
Net income (loss)	82	104
Net income (loss) attributable to noncontrolling interests, net of tax	9	11
Net income (loss) attributable to Cabot Corporation	$73	$93

Weighted-average common shares outstanding:
Basic	52.7	54.3
Diluted	52.9	55.0

Earnings (loss) per common share:
Basic	$1.38	$1.69
Diluted	$1.37	$1.67

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended December 31
	2025	2024
	(In millions)
Net income (loss)	$82	$104
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	26	(104)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	—	1
Pension and other post-retirement benefit liability adjustments, net of tax	3	—
Other comprehensive income (loss), net of tax (provision) benefit of $(1), $(4)	28	(104)
Comprehensive income (loss)	110	—
Net income (loss) attributable to noncontrolling interests, net of tax	9	11
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	3	(7)
Comprehensive income (loss) attributable to noncontrolling interests	12	4
Comprehensive income (loss) attributable to Cabot Corporation	$98	$(4)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2025	September 30, 2025
	(In millions)
Current assets:
Cash and cash equivalents	$230	$258
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	616	671
Inventories:
Raw materials	127	134
Finished goods	309	303
Other	67	67
Total inventories	503	504
Prepaid expenses and other current assets	108	106
Total current assets	1,457	1,539
Property, plant and equipment	4,471	4,405
Accumulated depreciation	(2,744)	(2,694)
Net property, plant and equipment	1,727	1,711
Goodwill	136	134
Equity affiliates	17	16
Intangible assets, net	54	55
Deferred income taxes	179	180
Other assets	187	180
Total assets	$3,757	$3,815

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2025	September 30, 2025
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$12	$14
Accounts payable and accrued liabilities	575	648
Income taxes payable	27	35
Current portion of long-term debt	260	260
Total current liabilities	874	957
Long-term debt	854	856
Deferred income taxes	43	39
Other liabilities	257	258
Contingencies (Note F)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 52,335,266 and 52,962,353 shares, Outstanding: 52,215,581 and 52,842,481 shares	52	53
Less cost of 119,685 and 119,872 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,836	1,835
Accumulated other comprehensive income (loss)	(310)	(335)
Total Cabot Corporation stockholders' equity	1,575	1,550
Noncontrolling interests	154	155
Total stockholders' equity	1,729	1,705
Total liabilities and stockholders' equity	$3,757	$3,815

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2025	2024
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$82	$104
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	41	37
Deferred tax provision (benefit)	2	—
Equity in earnings of affiliated companies	(1)	(1)
Share-based compensation	3	8
Other non-cash (income) expense	10	—
Cash dividends received from equity affiliates	1	12
Changes in assets and liabilities:
Accounts and notes receivable	64	18
Inventories	2	(8)
Prepaid expenses and other assets	(14)	(6)
Accounts payable and accrued liabilities	(61)	(48)
Income taxes payable	(7)	(2)
Other liabilities	4	10
Cash provided by (used in) operating activities	126	124
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(69)	(77)
Cash paid for asset acquisition	—	(27)
Cash provided by (used in) investing activities	(69)	(104)
Cash Flows from Financing Activities:
Repayments of short-term borrowings (original maturities greater than 90 days)	(8)	—
Proceeds from (repayments of) short-term borrowings, net (original maturities 90 days or less)	7	—
Proceeds from issuance (repayments) of commercial paper, net	—	55
Proceeds from long-term debt	—	6
Repayments of long-term debt	(2)	(1)
Purchases of common stock	(52)	(42)
Proceeds from sales of common stock	—	2
Cash dividends paid to noncontrolling interests	(13)	(20)
Cash dividends paid to common stockholders	(24)	(24)
Cash provided by (used in) financing activities	(92)	(24)
Effects of exchange rate changes on cash and cash equivalents	7	(36)
Increase (decrease) in cash and cash equivalents	(28)	(40)
Cash and cash equivalents at beginning of period	258	223
Cash and cash equivalents at end of period	$230	$183

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2025	52,842	$50	$—	$1,835	$(335)	$1,550	$155	$1,705
Net income (loss)				73		73	9	82
Total other comprehensive income (loss), net of tax					25	25	3	28
Cash dividends paid on Common stock, $0.45 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(13)	(13)
Issuance of stock under equity compensation plans	170	—	—			—		—
Share-based compensation			3			3		3
Purchase and retirement of common stock	(796)	(1)	(3)	(48)		(52)		(52)
Balance at December 31, 2025	52,216	$49	$—	$1,836	$(310)	$1,575	$154	$1,729

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2024	54,297	$51	$—	$1,734	$(360)	$1,425	$165	$1,590
Net income (loss)				93		93	11	104
Total other comprehensive income (loss), net of tax					(97)	(97)	(7)	(104)
Cash dividends paid on Common stock, $0.43 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(20)	(20)
Issuance of stock under equity compensation plans	308	—	2			2		2
Share-based compensation			8			8		8
Purchase and retirement of common stock	(390)	—	(10)	(31)		(41)		(41)
Balance at December 31, 2024	54,215	$51	$—	$1,772	$(457)	$1,366	$149	$1,515

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for its fiscal year ended September 30, 2025 (the “2025 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2025 and 2024. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results expected for the fiscal year.

B. Significant Accounting Policies

Full detail on the Company’s significant accounting policies may be obtained by referring to Note A in the 2025 10-K.

Recently Adopted Accounting Standards:

In December 2023, the FASB issued a new standard, Improvements to Income Tax Disclosures. The new guidance requires, on an annual basis, additional disaggregation in the rate reconciliation, disclosure of income (loss) from continuing operations before income taxes, and disclosure of income tax expense and cash taxes paid by jurisdiction (federal, state, and foreign). The Company adopted the new standard on October 1, 2025 and will provide the disclosures required by the standard in the fiscal 2026 Form 10-K. The adoption of the standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued a new standard, Improvement to Reportable Segment Disclosures. The new guidance enhances the disclosure of significant reportable segment expenses. The Company adopted the standard for the fiscal year ended September 30, 2025 and for interim reporting periods beginning with the quarter ended December 31, 2025. See Note L for disclosures related to the Company's reportable segments. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recent Tax Legislation

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions in the legislation are generally effective for the Company beginning in fiscal year 2026. The impact of these changes was not material to the Company’s Consolidated Financial Statements for its interim period ending December 31, 2025.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued a new standard, Expense Disaggregation Disclosures. The new guidance requires quantitative and qualitative disclosure of certain cost and expense categories in the notes to the financial statements for interim and annual reporting periods. The new standard is effective for the Company's fiscal 2028 annual and interim reporting periods, with early adoption permitted. The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

In December 2025, the FASB issued amendments to the interim reporting guidance: Interim Reporting — Narrow-Scope Improvements. The guidance improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The guidance is effective for the Company's interim reporting periods beginning on October 1, 2028. The amendments can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of this amendment on the Company’s Consolidated Financial Statements.

In September 2025, the FASB issued a new standard, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for the costs of internal use software given the evolution of software development to the incremental and iterative development method. The amendments remove all references to prescriptive and sequential development stages and require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. The amendments are effective for annual and interim reporting periods beginning on October 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a prospective, modified retrospective, or retrospective transition approach. The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

In December 2025, the FASB issued a new standard, Accounting for Government Grants Received by Business Entities. The standard establishes authoritative guidance on the accounting for government grants received by business entities, including guidance for a grant related to an asset and a grant related to income. The new standard allows for a number of accounting policy elections to be made upon adoption and be applied to the subsequent grants received on a prospective basis. The new standard is effective for the Company’s annual and interim reporting period beginning on October 1, 2029. The new standard provides entities with a choice of modified prospective, modified retrospective, and retrospective adoption approach. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

C. Acquisitions

On August 4, 2025, Cabot entered into an agreement with Bridgestone Corporation to purchase its carbon black manufacturing facility, Mexico Carbon Manufacturing, S.A. de C.V., in Tamaulipas, Mexico. The acquisition closed on January 31, 2026 for a purchase price of approximately $70 million, subject to customary adjustments.

In October 2024, the Company completed the purchase of certain assets and licensed related technology, which the Company uses to manufacture certain products for its battery materials product line. The Company paid $27 million, which was allocated to the identifiable assets on a relative fair value basis, with $19 million allocated to property, plant and equipment and $8 million to intangible assets.

D. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the three months ended December 31, 2025 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2025	$50	$84	$134
Foreign currency impact	1	1	2
Balance at December 31, 2025	$51	$85	$136

The following table provides information regarding the Company’s intangible assets:

	December 31, 2025			September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$41	$(15)	$26	$41	$(14)	$27
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	64	(37)	27	63	(36)	27
Total intangible assets	$107	$(53)	$54	$106	$(51)	$55

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately sixteen years. Amortization expense was $2 million for both the three months ended December 31, 2025 and 2024. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

E. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2025, attributable to Cabot Corporation	$(316)	$(19)	$(335)
Other comprehensive income (loss) before reclassifications	26	3	29
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at December 31, 2025, attributable to Cabot Corporation	$(294)	$(16)	$(310)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2024, attributable to Cabot Corporation	$(342)	$(18)	$(360)
Other comprehensive income (loss) before reclassifications	(104)	—	(104)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	—	(7)
Balance at December 31, 2024, attributable to Cabot Corporation	$(439)	$(18)	$(457)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three months ended December 31, 2025 and 2024 are as follows:

	Affected Line Item in the Consolidated	Three Months Ended December 31
	Statements of Operations	2025	2024
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	—	1
Total before tax		$(1)	$—

F. Contingencies

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. As more fully described in the 2025 10-K, the respirator liabilities generally involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed and/or labeled. At no time did this respiratory product line represent a significant portion of the respirator market. In addition to Cabot’s subsidiary, other parties are responsible for significant portions of the costs of these respirator liabilities (as defined in the 2025 10-K, the “Payor Group”), leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

As of both December 31, 2025 and September 30, 2025, the Company had $33 million reserved for its estimated share of liability for pending and future respirator claims and for defense costs, the majority of which the Company expects to incur over the next ten years. The reserve is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Other Matters

The Company has various other lawsuits, claims, and contingent liabilities arising in the ordinary course of its business and with respect to its divested businesses. The Company does not believe that any of these matters will have a material adverse effect on its financial position; however, litigation is inherently unpredictable. Cabot could incur judgments, enter into settlements, or revise its expectations regarding the outcome of certain matters, and such developments could have a material impact on its results of operations in the period in which the amounts are accrued or its cash flows in the period in which the amounts are paid.

G. Income Tax

Effective Tax Rate

	Three Months Ended December 31
	2025	2024
	(Dollars in millions)
(Provision) benefit for income taxes	$(37)	$(41)
Effective tax rate	31%	28%

For the three months ended December 31, 2025 and 2024, the provision for income taxes included a net discrete tax expense of $4 million and $2 million, respectively.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2022 through 2024 tax years generally remain subject to examination by the IRS and various tax years from 2019 through 2024 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2025 remain subject to examination by their respective tax authorities.

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended December 31
	2025	2024
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$73	$93
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	1
Earnings (loss) allocated to common stockholders (numerator)	$72	$92

Weighted average common shares and participating securities outstanding	53.5	55.2
Less: Participating securities(1)	0.8	0.9
Adjusted weighted average common shares (denominator)	52.7	54.3

Earnings (loss) per common share - basic:	$1.38	$1.69

Diluted EPS:
Earnings (loss) allocated to common stockholders	$72	$92
Plus: Earnings allocated to participating securities	1	1
Less: Adjusted earnings allocated to participating securities(2)	1	1
Earnings (loss) allocated to common stockholders (numerator)	$72	$92

Adjusted weighted average common shares outstanding	52.7	54.3
Effect of dilutive securities:
Common shares issuable(3)	0.2	0.7
Adjusted weighted average common shares (denominator)	52.9	55.0

Earnings (loss) per common share - diluted:	$1.37	$1.67

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common shares and participating securities. Undistributed earnings are allocated to common stockholders and participating security holders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$73	$93
Less: Dividends declared on common stock	24	24
Less: Dividends declared on participating securities	—	—
Undistributed earnings (loss)	$49	$69

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$48	$68
Undistributed earnings allocated to participating security holders	1	1
Undistributed earnings (loss)	$49	$69

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three months ended December 31, 2025 and 2024, 538,459 and 63,807 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

I. Restructuring

2026 Restructuring

During the first quarter of fiscal 2026, the Company initiated restructuring activities in its Performance Chemicals segment ("2026 PC Plan") primarily associated with the fumed metal oxide product line. As part of the plan, the Company intends to cease production of fumed silica at its manufacturing plant in Barry, Wales beginning in the fourth quarter of fiscal 2026. Cabot will continue operations to post-treat fumed silica at the site. During the three months ended December 31, 2025, the Company recorded charges of $7 million primarily related to estimated severance costs and asset impairments. The Company expects to record additional restructuring charges of $18 million related to this plan during the remainder of fiscal 2026 and in fiscal 2027, of which $11 million is for accelerated depreciation and $7 million is for site demolition costs. Of the total charges of $25 million related to the 2026 PC Plan, the Company expects $11 million will be cash, with $6 million of cash payments expected during the remainder of fiscal 2026 and $5 million during fiscal 2027.

2025 Reorganizations

In fiscal 2025, the Company undertook various actions to enable the more efficient operation of the Company and reduce ongoing operational costs. These restructuring actions have resulted in reductions in workforce across business and functional teams. Cumulative expense recorded under the 2025 Reorganizations was $9 million through December 31, 2025 primarily related to severance costs. No additional charges are expected to be recorded under this plan. The Company expects to make cash payments of $3 million related to this plan during the remainder of fiscal 2026.

Details of all restructuring activities and related reserves during the three months ended December 31, 2025 were as follows:

	Severance and Employee Benefits	Non-Cash Asset Impairment and Accelerated Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2025	$7	$—	$1	$8
Charges	4	3	—	7
Cost charged against assets	—	(3)	—	(3)
Cash paid	(3)	—	(1)	(4)
Reserve at December 31, 2025	$8	$—	$—	$8

Cabot’s severance and employee benefits reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

Cabot’s restructuring expense was recorded in the Consolidated Statement of Operations for the three months ended December 31, 2025 and 2024 as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Cost of sales	$6	$—
Selling and administrative expenses	1	—
Total	$7	$—

Restructuring expense is considered a Certain item, which is further discussed in Note L.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first three months of either fiscal 2026 or 2025.

At December 31, 2025 and September 30, 2025, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and short-term variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At December 31, 2025 and September 30, 2025, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At December 31, 2025 and September 30, 2025, the fair value of the net investment hedge was a net liability of $11 million and $12 million, respectively, and was included in Prepaid expenses and other current assets and Other Liabilities on the Consolidated Balance sheets. As of December 31, 2025 and September 30, 2025, the fair value of the forward currency contracts was a net asset of $2 million and less than $1 million, respectively, and was included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both December 31, 2025 and September 30, 2025, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

Both the carrying value and fair value of the long-term fixed rate debt was $1.09 billion as of both December 31, 2025 and September 30, 2025. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy.

K. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $15 million and $13 million as of December 31, 2025 and September 30, 2025, respectively, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

L. Financial Information by Segment

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

The CODM reviews Segment earnings before interest and taxes (“Segment EBIT”) at the operating segment level to allocate resources and to assess operating results and financial performance. The CODM reviews the change in the actual results compared to the same period forecast, the same period year-ago, and the preceding period on a quarterly basis. Segment EBIT includes all items that are controlled by the business segment and those management considers are representative of the fundamental on-going segment results.

Details of Segment EBIT including segment revenue and significant segment expenses regularly reviewed by the CODM are as follows:

Three Months Ended December 31	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Three Months Ended December 31, 2025
Segment revenues from external customers	$520	$300	$820
Segment cost of sales(1)	(382)	(218)	(600)
Segment operating expenses(1)(2)	(36)	(35)	(71)
Other Segment Items(3)	—	1	1
Segment EBIT	$102	$48	$150
Three Months Ended December 31, 2024
Segment revenues from external customers	$611	$311	$922
Segment cost of sales(1)	(446)	(231)	(677)
Segment operating expenses(1)(2)	(35)	(36)	(71)
Other Segment Items(3)	—	1	1
Segment EBIT	$130	$45	$175

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

Reconciliation of Segment earnings before interest and income taxes to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Segment EBIT	$150	$175
Interest Expense	(18)	(18)
Certain items (1)	(7)	(6)
Unallocated corporate costs (2)	(12)	(13)
General unallocated income (expense) (3)	6	7
Less: Equity in earnings of affiliated companies, net of tax(4)	1	1
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$118	$144

(1)
Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.

Details of certain items for the first quarter of fiscal 2026 and 2025 are as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Global restructuring activities (Note I)	$(7)	$—
Legal and environmental matters and reserves	—	(5)
Other certain items	—	(1)
Total certain items	$(7)	$(6)
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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other	Consolidated Total
	(In millions)
Three Months Ended December 31, 2025
Revenues from external customers(1)	$520	$300	$820	$29	$849

Three Months Ended December 31, 2024
Revenues from external customers(1)	$611	$311	$922	$33	$955

(1)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other are summarized as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Shipping and handling fees	$25	$28
Other	4	5
Total	$29	$33

Geographic Information

The Company’s segments operate globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenues from external customers by geographic region.

	Three Months Ended December 31, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$197	$81	$278
Asia Pacific	198	151	349
Europe, Middle East and Africa	125	68	193
Segment revenues from external customers	520	300	820
Unallocated and other			29
Net sales and other operating revenues			$849

	Three Months Ended December 31, 2024
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$244	$90	$334
Asia Pacific	247	144	391
Europe, Middle East and Africa	120	77	197
Segment revenues from external customers	611	311	922
Unallocated and other			33
Net sales and other operating revenues			$955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

Refer to the discussion under the heading “Recent Accounting Pronouncements” in Note B of our Notes to the unaudited Consolidated Financial Statements.

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

Our discussion under the heading “First Quarter of Fiscal 2026 versus First Quarter of Fiscal 2025—By Business Segment” includes a discussion of Total segment EBIT, which is a non-GAAP financial measure defined as Income (loss) from operations before income taxes and equity in earnings from affiliated companies less certain items and other unallocated items. Our Chief Operating Decision Maker, who is our President and Chief Executive Officer, uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT, which reflects the sum of EBIT from our reportable segments, provides useful supplemental information for our investors as it is an important indicator of our operational strength and performance, allows investors to see our results through the eyes of management, and provides context for our discussion of individual business segment performance. Total segment EBIT should not be considered an alternative for Income (loss) from operations before income taxes and equity in earnings of affiliated companies, which is the most directly comparable U.S. GAAP financial measure. A reconciliation of Total segment EBIT to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is provided under the heading “First Quarter of Fiscal 2026 versus First Quarter of Fiscal 2025—By Business Segment”. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another.

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

Overview

During the first quarter of fiscal 2026, Income (loss) before income taxes and equity in earnings of affiliated companies decreased as compared to the first quarter of fiscal 2025. The decrease was primarily due to lower segment EBIT in our Reinforcement Materials segment, partially offset by higher segment EBIT in our Performance Chemicals segment.

First quarter of Fiscal 2026 versus First quarter of Fiscal 2025—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended December 31
	2025	2024
	(In millions)
Net sales and other operating revenues	$849	$955
Gross profit	$211	$235

For the first quarter of fiscal 2026, Net sales and other operating revenue decreased by $106 million compared to the same period of fiscal 2025. The decrease in Net sales and other operating revenue in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was driven by less favorable pricing and product mix in both our Reinforcement Materials and Performance Chemicals segments ($61 million combined) and lower volumes in both our Reinforcement Materials and Performance Chemicals segments ($56 million combined), partially offset by the favorable impact from foreign currency translation in both our Reinforcement Materials and Performance Chemicals segments ($15 million combined). The less favorable pricing and product mix was primarily driven by lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments. The lower volumes in our Reinforcement Materials segment were primarily due to lower volumes in the Americas and Asia Pacific Region. Volumes were impacted by lower production levels at our tire customers and year-end inventory management by our customers in the Americas, and increased competitive intensity in Asia Pacific. The lower volumes in our Performance Chemicals segment were primarily due to weaker demand in Europe.

For the first quarter of fiscal 2026, gross profit decreased by $24 million compared to the same period of fiscal 2025. The decrease in Gross profit in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 was driven primarily by lower volumes in both our Reinforcement Materials and Performance Chemical segments ($25 million combined). The lower volumes in our Reinforcement Materials segment were primarily due to lower volumes in the Americas and Asia Pacific Region. Volumes were impacted by lower production levels at our tire customers and year-end inventory management by our customers in the Americas and increased competitive intensity in Asia Pacific. The lower volumes in our Performance Chemicals segment were primarily due to weaker demand in Europe.

Selling and Administrative Expenses

	Three Months Ended December 31
	2025	2024
	(In millions)
Selling and administrative expenses	$69	$66

Selling and administrative expenses increased by $3 million in the first quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to higher legal expenses.

Research and Technical Expenses

	Three Months Ended December 31
	2025	2024
	(In millions)
Research and technical expenses	$13	$14

Research and technical expenses decreased by $1 million in the first quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to cost management efforts.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended December 31
	2025	2024
	(In millions)
Interest and dividend income	$7	$6
Interest expense	$(18)	$(18)
Other income (expense)	$—	$1

Interest and dividend income increased by $1 million in the first quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to higher average cash balances, partially offset by lower average interest rates.

Interest expense of $18 million in the first quarter of fiscal 2026 was unchanged compared to the same period of fiscal 2025.

Other income (expense) was nil in the first quarter of fiscal 2026 compared to income of $1 million for the same period of fiscal 2025. The change was primarily due to a difference in the amount of foreign exchange losses, primarily in Argentina, in the first quarter of fiscal 2026.

(Provision) Benefit for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three Months Ended December 31
	2025		2024
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(37)	31%	$(41)	28%
Less: Non-GAAP tax adjustments(1)	(2)		1
Operating tax rate	$(35)	28%	$(42)	28%

(1)
Non-GAAP tax adjustments made to arrive at the operating tax provision include the income tax (expense) benefit on certain items, discrete tax items, and, on a quarterly basis, the timing of losses in certain jurisdictions, as further described above under the heading “Definition of Terms and Non-GAAP Financial Measures”.

For the first quarter of fiscal 2026, the (Provision) benefit for income taxes was a provision of $37 million compared to a provision of $41 million for the same period in fiscal 2025, with the change primarily due to lower earnings. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate and by the presence of valuation allowances in certain tax jurisdictions.

For fiscal 2026, we expect the Operating tax rate to be in the range of 27% to 29%. We are not providing a forward-looking reconciliation of the operating tax rate range with an effective tax rate range because, without unreasonable effort, we are unable to predict with reasonable certainty the matters we would allocate to “certain items,” including unusual gains and losses, costs associated with future restructurings, acquisition-related expenses and litigation outcomes. These items are uncertain, depend on various factors, and could have a material impact on the effective tax rate in future periods.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2025	2024
	(In millions)
Equity in earnings of affiliated companies, net of tax	$1	$1
Net income (loss) attributable to noncontrolling interests, net of tax	$9	$11

Equity in earnings of affiliated companies, net of tax, remained flat in the first quarter of fiscal 2026 compared to the same period of fiscal 2025.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $2 million in the first quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to lower earnings of our joint ventures in China.

Net Income Attributable to Cabot Corporation

In the first quarters of fiscal 2026 and 2025, we reported Net income (loss) attributable to Cabot Corporation of $73 million ($1.37 per diluted common share) and $93 million ($1.67 per diluted common share), respectively. The lower Net income in the first quarter of fiscal 2026 compared with the same period in fiscal 2025 was primarily due to lower EBIT in our Reinforcement Materials segment ($28 million), partially offset with higher EBIT in our Performance Chemicals segment ($3 million).

First quarter of Fiscal 2026 versus First quarter of Fiscal 2025—By Business Segment

Income (loss) before income taxes and equity in earnings of affiliated companies, Certain items, Other unallocated items and Total segment EBIT for the first quarter of fiscal 2026 and 2025 are included in the following table, and details of each item is set forth in the sections below.

	Three Months Ended December 31
	2025	2024
	(In millions)
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$118	$144
Less: Certain items	(7)	(6)
Less: Other unallocated items	(25)	(25)
Total segment EBIT	$150	$175

Certain Items

Details of the certain items for the first quarter of fiscal 2026 and 2025 are as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Global restructuring activities (Note I)	$(7)	$—
Legal and environmental matters and reserves	—	(5)
Other certain items	—	(1)
Total certain items	$(7)	$(6)

Other Unallocated Items

	Three Months Ended December 31
	2025	2024
	(In millions)
Interest expense	$(18)	$(18)
Unallocated corporate costs	(12)	(13)
General unallocated income (expense)	6	7
Less: Equity in earnings of affiliated companies, net of tax	1	1
Total other unallocated items	$(25)	$(25)

Total other unallocated items remained flat in the first quarter of fiscal 2026 when compared to the same period in fiscal 2025.

A discussion of items that we refer to as “other unallocated items” can be found under the heading “Definition of Terms and Non-GAAP Financial Measures”. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company and corporate business development costs related to ongoing corporate projects that are not allocated to the segments. The balances of General unallocated income (expense) consist of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, interest and dividend income, the profit or loss related to the corporate adjustment for unearned revenue and unrealized holding gains (losses) for investments. This does not include items of income or expense from the items that are separately treated as Certain items.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2026 and 2025 were as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Reinforcement Materials Sales	$520	$611
Reinforcement Materials EBIT	$102	$130

Sales in Reinforcement Materials decreased by $91 million in the first quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to less favorable pricing and product mix ($57 million) and lower volumes ($44 million), partially offset by the favorable impact from foreign currency translation ($10 million). The less favorable pricing and product mix was primarily due to lower raw materials costs that are generally passed through to our customers. The lower volumes were primarily due to lower volumes in the Americas and Asia Pacific. Volumes were impacted by lower production levels at our tire customers and year-end inventory management by our customers in the Americas, and increased competitive intensity in Asia Pacific.

EBIT in Reinforcement Materials in the first quarter of fiscal 2026 decreased by $28 million compared to the same period of fiscal 2025. The decrease in EBIT was primarily driven by lower volumes ($17 million), and lower gross profit per ton ($12 million). The lower volumes were primarily due to lower volumes in the Americas and Asia Pacific. Volumes were impacted by lower production levels at our tire customers and year-end inventory management by our customers in the Americas and increased competitive intensity in Asia Pacific. The lower gross profit per ton was primarily due to lower pricing from increased competitive intensity in Asia Pacific.

As we look to the second quarter of the fiscal year, we expect Reinforcement Materials segment EBIT to decline sequentially from the first quarter of fiscal 2026 primarily due to lower pricing outcomes related to our calendar year 2026 annual tire customer agreements as compared to calendar year 2025, partially offset by higher expected sequential volumes from seasonality improvements.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the first quarter of fiscal 2026 and 2025 were as follows:

	Three Months Ended December 31
	2025	2024
	(In millions)
Performance Chemicals Sales	$300	$311
Performance Chemicals EBIT	$48	$45

Sales in Performance Chemicals decreased by $11 million in the first quarter of fiscal 2026 as compared to the same period of fiscal 2025 primarily due to lower volumes ($12 million) and less favorable pricing and product mix ($4 million), partially offset by the favorable impact from foreign currency translation ($5 million). The lower volumes in our Performance Chemicals segment were primarily due to weaker demand in Europe. The less favorable pricing and product mix was primarily driven by lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

EBIT in Performance Chemicals increased by $3 million in the first quarter of fiscal 2026 as compared to the same period of fiscal 2025 primarily due to higher gross profit per ton ($10 million), partially offset by lower volumes ($8 million). The higher gross profit per ton was primarily driven by a favorable product mix and lower spending from overall cost management efforts and optimization measures across the segment. The lower volumes in our Performance Chemicals segment were primarily due to weaker demand in Europe.

In July 2025, Dow, our fence-line partner at our fumed metal oxides facility in Barry, Wales, announced that it would be ceasing its polysiloxane operations at their site by mid-calendar year 2026. Dow currently supplies our operations with chlorosilane feedstock, which we convert into fumed silica, under an agreement with a term through the end of calendar year 2028. During the first quarter of fiscal 2026, we amended our agreement with Dow to include a mechanism for Dow to compensate Cabot in the event that Dow fails to supply chlorosilane for the duration of the supply agreement. We intend to cease production of fumed silica at our manufacturing plant in Barry, Wales beginning in the fourth quarter of fiscal 2026. We will continue operations to post-treat fumed silica at this site.

As we look to the second quarter of the fiscal year, we expect the Performance Chemicals segment EBIT to be relatively flat sequentially from the first quarter of fiscal 2026 primarily due to higher expected seasonal volumes which we expect to be offset with higher costs.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $26 million during the first quarter of fiscal 2026 as compared to September 30, 2025, which was largely due to a lower cash balance at the end of the period. As of December 31, 2025, we had cash and cash equivalents of $230 million and borrowing availability under our revolving credit agreements of $1.2 billion.

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

As of December 31, 2025, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of December 31, 2025 and September 30, 2025, we had $128 million and $130 million, respectively, of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement at either date. There was $6 million of commercial paper outstanding as of both December 31, 2025 and September 30, 2025.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $126 million in the first quarter of fiscal 2026 compared to $124 million of cash provided by operating activities during the same period of fiscal 2025.

Cash provided by operating activities in the first quarter of fiscal 2026 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $41 million and a decrease in net working capital of $5 million. The decrease in net working capital was largely driven by a decrease in Accounts and notes receivable, which was partially offset by a decrease in Accounts payable and accrued liabilities.

Cash provided by operating activities in the first quarter of fiscal 2025 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $37 million and cash dividends received from one of our equity investments of $12 million, which was partially offset by an increase in net working capital of $38 million. The increase in net working capital was largely driven by a decrease in Accounts Payable and accrued liabilities, and an increase in inventories, partially offset by a decrease in Accounts and notes receivable.

Cash Flows from Investing Activities

Investing activities consumed $69 million of cash in the first quarter of fiscal 2026 compared to $104 million of cash consumed in the first quarter of fiscal 2025.

In the first quarter of fiscal 2026 and 2025, investing activities included $69 million and $77 million, respectively, of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital. In addition, in the first quarter of fiscal 2025, investing activities included $27 million for cash paid for the asset acquisition described in Note C of our Notes to the Consolidated Financial Statements.

Capital expenditures for fiscal 2026 are expected to be between $200 million and $230 million. Our planned capital spending program for fiscal 2026 is for sustaining, compliance and improvement capital projects at our operating facilities.

U.S. EPA Consent Decree

As described in Part 1, Item 1 of the 2025 Form 10-K under the heading “Safety, Health, Environment, and Sustainability”, pursuant to the Consent Decree we entered into in November 2013 with the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) regarding Cabot’s three carbon black manufacturing facilities in the U.S. Cabot has installed technology controls for sulfur dioxide and/or nitrogen oxide at its carbon black plants in Pampa, Texas and Franklin, Louisiana, and is in the process of installing sulfur dioxide and nitrogen oxide technology controls at its plant in Ville Platte, Louisiana. We are currently in discussions with the EPA and LDEQ to extend our compliance date at the Ville Platte facility to mid calendar year 2026. We expect that the total capital costs to install these technology controls will be approximately $270 million and will be incurred through mid calendar year 2026. As of December 31, 2025, we have incurred approximately $251 million to install these controls in the U.S. Operating these controls increases our plant operating costs.

Cash Flows from Financing Activities

Financing activities consumed $92 million of cash in the first quarter of fiscal 2026 compared to $24 million of cash consumed during the same period of fiscal 2025.

In the first quarter of fiscal 2026, financing activities primarily consisted of share repurchases of $52 million and dividend payments of $24 million and $13 million to common stockholders and noncontrolling interest, respectively. There were also repayments of $8 million for short-term borrowings with a maturity greater than 90 days and net proceeds of $7 million from short-term borrowings with a maturity 90 days or less.

In the first quarter of fiscal 2025, financing activities primarily consisted of share repurchases of $42 million and dividend payments of $24 million and $20 million to common stockholders and noncontrolling interest, respectively. These payments were partially offset by net proceeds from the issuance of commercial paper of $55 million and proceeds from long-term debt of $6 million under our Euro Credit Agreement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for EBIT, volumes and costs in our business segments in the second quarter of fiscal 2026, and the principal assumptions underlying these expectations, including demand for our products, the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; regulatory developments, including regulatory compliance costs and potential impact on our operations; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and reorganization activity and the timing of such outlays; amortization expenses; charges we expect to record in connection with reorganization activities; our operating tax rate; the cessation of production of fumed silica at our manufacturing plant in Barry, Wales beginning in the fourth quarter of fiscal 2026; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization, shifts in the geographic area of tire production, and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine; a significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; unanticipated delays in or increased costs of site development projects; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; interest rates, tax rates, tariffs, currency exchange controls, and fluctuations in foreign currency; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2025 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2025 does not differ materially from that discussed under Item 7A of our 2025 10-K.

Item 4. Controls and Procedures

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2025 - October 31, 2025	—			9,456,156
November 1, 2025 - November 30, 2025	159,796	$63.15	159,796	9,296,360
December 1, 2025 - December 31, 2025	577,893	$66.02	577,893	8,718,467
Total	737,689		737,689
(1)
On December 3, 2024, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions. The authorization does not have a set expiration date.
(2)
Total number of shares purchased does not include 58,508 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

During our fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 4, 2026	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(duly authorized officer)

Date: February 4, 2026	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Chief Accounting Officer and Controller (chief accounting officer)