Form 10-Q
period 2026-03-31
CABOT CORP
filed 2026-05-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The Company had 51,621,417 shares of common stock, $1.00 par value per share, outstanding as of May 1, 2026.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net sales and other operating revenues	$904	$936	$1,753	$1,891
Cost of sales	694	695	1,332	1,415
Gross profit	210	241	421	476
Selling and administrative expenses	67	64	136	130
Research and technical expenses	14	15	27	29
Income (loss) from operations	129	162	258	317
Interest and dividend income	7	7	14	13
Interest expense	(18)	(19)	(36)	(37)
Other income (expense)	2	1	2	2
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	120	151	238	295
(Provision) benefit for income taxes	(44)	(49)	(81)	(90)
Equity in earnings of affiliated companies, net of tax	2	3	3	4
Net income (loss)	78	105	160	209
Net income (loss) attributable to noncontrolling interests, net of tax	10	11	19	22
Net income (loss) attributable to Cabot Corporation	$68	$94	$141	$187

Weighted-average common shares outstanding:
Basic	52.0	54.0	52.3	54.2
Diluted	52.2	54.4	52.6	54.7

Earnings (loss) per common share:
Basic	$1.27	$1.71	$2.65	$3.40
Diluted	$1.27	$1.69	$2.64	$3.36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Net income (loss)	$78	$105	$160	$209
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(6)	34	20	(70)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(2)	(2)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	1	—	1	1
Pension and other post-retirement benefit liability adjustments, net of tax	—	—	3	—
Other comprehensive income (loss), net of tax (provision) benefit of $(1), $3, $(2), $(1)	(6)	33	22	(71)
Comprehensive income (loss)	72	138	182	138
Net income (loss) attributable to noncontrolling interests, net of tax	10	11	19	22
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	—	3	3	(4)
Comprehensive income (loss) attributable to noncontrolling interests	10	14	22	18
Comprehensive income (loss) attributable to Cabot Corporation	$62	$124	$160	$120

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2026	September 30, 2025
	(In millions)
Current assets:
Cash and cash equivalents	$252	$258
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	657	671
Inventories:
Raw materials	144	134
Finished goods	310	303
Other	68	67
Total inventories	522	504
Prepaid expenses and other current assets	116	106
Total current assets	1,547	1,539
Property, plant and equipment	4,514	4,405
Accumulated depreciation	(2,763)	(2,694)
Net property, plant and equipment	1,751	1,711
Goodwill	136	134
Equity affiliates	18	16
Intangible assets, net	53	55
Deferred income taxes	198	180
Other assets	194	180
Total assets	$3,897	$3,815

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2026	September 30, 2025
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$175	$14
Accounts payable and accrued liabilities	598	648
Income taxes payable	34	35
Current portion of long-term debt	261	260
Total current liabilities	1,068	957
Long-term debt	863	856
Deferred income taxes	40	39
Other liabilities	239	258
Contingencies (Note F)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 51,694,096 and 52,962,353 shares, Outstanding: 51,579,624 and 52,842,481 shares	52	53
Less cost of 115,063 and 119,872 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,835	1,835
Accumulated other comprehensive income (loss)	(316)	(335)
Total Cabot Corporation stockholders' equity	1,568	1,550
Noncontrolling interests	119	155
Total stockholders' equity	1,687	1,705
Total liabilities and stockholders' equity	$3,897	$3,815

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2026	2025
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$160	$209
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	90	75
Deferred tax provision (benefit)	(14)	8
Equity in earnings of affiliated companies	(3)	(4)
Share-based compensation	7	14
Other non-cash (income) expense	6	7
Cash dividends received from equity affiliates	1	12
Changes in assets and liabilities:
Accounts and notes receivable	37	(30)
Inventories	—	(8)
Prepaid expenses and other assets	(25)	(17)
Accounts payable and accrued liabilities	(51)	(76)
Income taxes payable	(2)	—
Other liabilities	(3)	7
Cash provided by (used in) operating activities	203	197
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(114)	(149)
Cash paid for asset acquisition	—	(27)
Cash paid for acquisition of business, net of cash acquired $2	(66)	—
Other	2	2
Cash provided by (used in) investing activities	(178)	(174)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings (original maturities greater than 90 days)	15	—
Repayments of short-term borrowings (original maturities greater than 90 days)	(8)	—
Proceeds from (repayments of) short-term borrowings, net (original maturities 90 days or less)	12	—
Proceeds from issuance (repayments) of commercial paper, net	142	145
Proceeds from long-term debt	—	6
Repayments of long-term debt	(4)	(4)
Purchases of common stock	(101)	(89)
Proceeds from sales of common stock	—	2
Cash dividends paid to noncontrolling interests	(47)	(20)
Cash dividends paid to common stockholders	(48)	(47)
Cash provided by (used in) financing activities	(39)	(7)
Effects of exchange rate changes on cash and cash equivalents	8	(26)
Increase (decrease) in cash and cash equivalents	(6)	(10)
Cash and cash equivalents at beginning of period	258	223
Cash and cash equivalents at end of period	$252	$213

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2025	52,842	$50	$—	$1,835	$(335)	$1,550	$155	$1,705
Net income (loss)				73		73	9	82
Total other comprehensive income (loss), net of tax					25	25	3	28
Cash dividends paid on Common stock, $0.45 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(13)	(13)
Issuance of stock under equity compensation plans	170	—	—			—		—
Share-based compensation			3			3		3
Purchase and retirement of common stock	(796)	(1)	(3)	(48)		(52)		(52)
Balance at December 31, 2025	52,216	$49	$—	$1,836	$(310)	$1,575	$154	$1,729
Net income (loss)				68		68	10	78
Total other comprehensive income (loss), net of tax					(6)	(6)	—	(6)
Cash dividends paid on Common stock, $0.45 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(45)	(45)
Issuance of stock under equity compensation plans	15	—	—			—		—
Share-based compensation			4			4		4
Purchase and retirement of common stock	(651)	—	(4)	(45)		(49)		(49)
Balance at March 31, 2026	51,580	$49	$—	$1,835	$(316)	$1,568	$119	$1,687

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2024	54,297	$51	$—	$1,734	$(360)	$1,425	$165	$1,590
Net income (loss)				93		93	11	104
Total other comprehensive income (loss), net of tax					(97)	(97)	(7)	(104)
Cash dividends paid on Common stock, $0.43 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(20)	(20)
Issuance of stock under equity compensation plans	308	—	2			2		2
Share-based compensation			8			8		8
Purchase and retirement of common stock	(390)	—	(10)	(31)		(41)		(41)
Balance at December 31, 2024	54,215	$51	$—	$1,772	$(457)	$1,366	$149	$1,515
Net income (loss)				94		94	11	105
Total other comprehensive income (loss), net of tax					30	30	3	33
Cash dividends paid on Common stock, $0.43 per share				(23)		(23)		(23)
Cash dividends declared to noncontrolling interests						—		—
Issuance of stock under equity compensation plans	16	—	—			—		—
Share-based compensation			6			6		6
Purchase and retirement of common stock	(530)	—	(6)	(40)		(46)		(46)
Balance at March 31, 2025	53,701	$51	$—	$1,803	$(427)	$1,427	$163	$1,590

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2026 and 2025. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results expected for the fiscal year.

B. Significant Accounting Policies

Full details on the Company’s significant accounting policies may be obtained by referring to Note A in the 2025 10-K.

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

Recent Tax Legislation

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions in the legislation are generally effective for the Company beginning in fiscal year 2026. The impact of these changes was not material to the Company’s Consolidated Financial Statements for its interim period ending March 31, 2026.

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

C. Acquisitions

Business acquisition

On January 31, 2026, the Company purchased 100% of the registered capital of Mexico Carbon Manufacturing, S.A. de C.V. (“MXCB”), a carbon black manufacturing facility in Tamaulipas, Mexico, for a purchase price of $68 million, which included $2 million of cash acquired. The Company incurred acquisition and integration costs of $1 million through March 31, 2026 associated with the transaction, which are included in Selling and administrative expenses in the Consolidated Statements of Operations.

The operating results of MXCB were included in the results of the Company’s Reinforcement Materials segment beginning in the second quarter of 2026, including approximately $12 million of revenue in the quarter.

The provisional estimates of the fair value of assets and liabilities acquired as of January 31, 2026 are set forth below based on the cash consideration.

(In millions)
Fair value of asset acquired
Cash	$2
Accounts and notes receivable	16
Inventories	20
Other assets	12
Property, plant and equipment	34
Intangible Assets	2
Total assets acquired	86

Fair value of liabilities assumed
Accounts payable and accrued liabilities	(12)
Other liabilities	(6)
Total liabilities assumed	(18)

Total identifiable net assets	$68

Cash consideration paid	$68

Asset acquisition

In October 2024, the Company completed the purchase of certain assets and licensed related technology, which the Company uses to manufacture products for its battery materials product line. The Company paid $27 million, which was allocated to the identifiable assets on a relative fair value basis, with $19 million allocated to property, plant and equipment and $8 million to intangible assets.

D. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the six months ended March 31, 2026 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2025	$50	$84	$134
Foreign currency impact	—	2	2
Balance at March 31, 2026	$50	$86	$136

The following table provides information regarding the Company’s intangible assets:

	March 31, 2026			September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$42	$(16)	$26	$41	$(14)	$27
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	64	(38)	26	63	(36)	27
Total intangible assets(1)	$108	$(55)	$53	$106	$(51)	$55
(1)
Total intangible assets as of March 31, 2026 includes $2 million of intangible assets from the acquisition of MXCB.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately sixteen years. Amortization expense was $2 million for both the three months ended March 31, 2026 and 2025. Amortization expense was $3 million for both the six months ended March 31, 2026 and 2025. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

E. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2025, attributable to Cabot Corporation	$(316)	$(19)	$(335)
Other comprehensive income (loss) before reclassifications	26	3	29
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at December 31, 2025, attributable to Cabot Corporation	$(294)	$(16)	$(310)
Other comprehensive income (loss) before reclassifications	(6)	—	(6)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—
Balance at March 31, 2026, attributable to Cabot Corporation	$(300)	$(16)	$(316)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2024, attributable to Cabot Corporation	$(342)	$(18)	$(360)
Other comprehensive income (loss) before reclassifications	(104)	—	(104)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	—	(7)
Balance at December 31, 2024, attributable to Cabot Corporation	$(439)	$(18)	$(457)
Other comprehensive income (loss) before reclassifications	34	1	35
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2025, attributable to Cabot Corporation	$(409)	$(18)	$(427)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and six months ended March 31, 2026 and 2025 are as follows:

	Affected Line Item in the Consolidated	Three Months Ended March 31		Six Months Ended March 31
	Statements of Operations	2026	2025	2026	2025
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(2)	$(2)	$(3)	$(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	1	—	1	1
Pension and other postretirement
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	—	(1)	—	(1)
Total before tax		$(1)	$(3)	$(2)	$(3)

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

As of March 31, 2026 and September 30, 2025, the Company had $32 million and $33 million, respectively, reserved for its estimated share of liability for pending and future respirator claims and for defense costs, the majority of which the Company expects to incur over the next ten years. The reserve is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

G. Income Tax

Effective Tax Rate

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(Dollars in millions)
(Provision) benefit for income taxes	$(44)	$(49)	$(81)	$(90)
Effective tax rate	37%	32%	34%	30%

For the three and six months ended March 31, 2026, the provision for income taxes included a net discrete tax expense of $7 million and $11 million, respectively, primarily related to withholding taxes on dividend distribution. For the three and six months ended March 31, 2025, the provision for income taxes included a net discrete tax expense of $7 million and $9 million, respectively.

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

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$68	$94	$141	$187
Less: Dividends and dividend equivalents to participating securities	—	1	—	1
Less: Undistributed earnings allocated to participating securities(1)	1	1	2	2
Earnings (loss) allocated to common stockholders (numerator)	$67	$92	$139	$184

Weighted average common shares and participating securities outstanding	52.8	54.8	53.1	55.0
Less: Participating securities(1)	0.8	0.8	0.8	0.8
Adjusted weighted average common shares (denominator)	52.0	54.0	52.3	54.2

Earnings (loss) per common share - basic:	$1.27	$1.71	$2.65	$3.40

Diluted EPS:
Earnings (loss) allocated to common stockholders	$67	$92	$139	$184
Plus: Earnings allocated to participating securities	1	2	2	3
Less: Adjusted earnings allocated to participating securities(2)	1	2	2	3
Earnings (loss) allocated to common stockholders (numerator)	$67	$92	$139	$184

Adjusted weighted average common shares outstanding	52.0	54.0	52.3	54.2
Effect of dilutive securities:
Common shares issuable(3)	0.2	0.4	0.3	0.5
Adjusted weighted average common shares (denominator)	52.2	54.4	52.6	54.7

Earnings (loss) per common share - diluted:	$1.27	$1.69	$2.64	$3.36

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common shares and participating securities. Undistributed earnings are allocated to common stockholders and participating security holders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$68	$94	$141	$187
Less: Dividends declared on common stock	24	22	48	46
Less: Dividends declared on participating securities	—	1	—	1
Undistributed earnings (loss)	$44	$71	$93	$140

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$43	$70	$91	$138
Undistributed earnings allocated to participating security holders	1	1	2	2
Undistributed earnings (loss)	$44	$71	$93	$140

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2026, 593,320 and 602,401 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2025, 174,689 and 86,010 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

I. Restructuring

2026 Restructuring

During the first quarter of fiscal 2026, the Company initiated restructuring activities in its Performance Chemicals segment ("2026 PC Plan") primarily associated with the fumed metal oxide product line. As part of the plan, the Company intends to cease production of fumed silica at its manufacturing plant in Barry, Wales in the third quarter of fiscal 2026. Cabot will continue operations to post-treat fumed silica at the site. During the three and six months ended March 31, 2026, the Company recorded charges of $6 million and $13 million, respectively, primarily related to estimated severance costs, asset impairments, and accelerated depreciation. The Company expects to record additional restructuring charges of $12 million related to this plan during the remainder of fiscal 2026 and in fiscal 2027, of which $5 million is for accelerated depreciation and $7 million is for site demolition costs. Of the total charges of $25 million related to the 2026 PC Plan, the Company expects $11 million will be cash, with $7 million of cash payments expected during fiscal 2026 and $4 million during fiscal 2027.

During the second quarter of fiscal 2026, the Reinforcement Materials segment, along with associated support functions, reorganized to better align resources with business needs. The Company recorded $2 million of severance charges associated with these actions during the quarter ended March 31, 2026 which is expected to be paid in fiscal 2026.

2025 Reorganizations

In fiscal 2025, the Company undertook various actions to enable the more efficient operation of the Company and reduce ongoing operational costs. These restructuring actions have resulted in reductions in workforce across business and functional teams. Cumulative expense recorded under the 2025 Reorganizations was $9 million through December 31, 2025, primarily related to severance costs. No additional charges have been or are expected to be recorded under this plan. The Company expects to make cash payments of $7 million related to this plan during fiscal 2026.

Details of all restructuring activities and related reserves during the three and six months ended March 31, 2026 were as follows:

	Severance and Employee Benefits	Non-Cash Asset Impairment and Accelerated Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2025	$7	$—	$1	$8
Charges	4	3	—	7
Cost charged against assets	—	(3)	—	(3)
Cash paid	(3)	—	(1)	(4)
Reserve at December 31, 2025	$8	$—	$—	$8
Charges	3	5	—	8
Cost charged against assets	—	(5)	—	(5)
Cash paid	(2)	—	—	(2)
Reserve at March 31, 2026	$9	$—	$—	$9

Cabot’s severance and employee benefits reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

Cabot’s restructuring expense was recorded in the Consolidated Statement of Operations for the three and six months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Cost of sales	$7	$2	$13	$2
Selling and administrative expenses	1	—	2	—
Research and technical expenses	—	1	—	1
Total	$8	$3	$15	$3

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first six months of either fiscal 2026 or 2025.

At March 31, 2026 and September 30, 2025, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and short-term variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At March 31, 2026 and September 30, 2025, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At March 31, 2026, the fair value of the net investment hedge was a net liability of $7 million and was included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheet. At September 30, 2025, the fair value of the net investment hedge was a net liability of $12 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheet. As of March 31, 2026 and September 30, 2025, the fair value of the forward currency contracts was a net liability of less than $1 million and a net asset of less than $1 million, respectively, and was included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both March 31, 2026 and September 30, 2025, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

The carrying value of the long-term fixed rate debt was $1.09 billion as of both March 31, 2026 and September 30, 2025. The fair value of the long-term fixed rate debt was $1.08 billion and $1.09 billion, respectively, as of March 31, 2026 and September 30, 2025. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy.

K. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $12 million and $13 million as of March 31, 2026 and September 30, 2025, respectively, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Details of Segment EBIT including segment revenue and significant segment expenses regularly reviewed by the CODM are as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Three Months Ended March 31, 2026
Segment revenues from external customers	$544	$328	$872
Segment cost of sales(1)	(420)	(234)	(654)
Segment operating expenses(1)(2)	(32)	(36)	(68)
Other Segment Items(3)	1	1	2
Segment EBIT	$93	$59	$152

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Three Months Ended March 31, 2025
Segment revenues from external customers	$594	$311	$905
Segment cost of sales(1)	(430)	(229)	(659)
Segment operating expenses(1)(2)	(34)	(34)	(68)
Other Segment Items(3)	1	2	3
Segment EBIT	$131	$50	$181

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Six Months Ended March 31, 2026
Segment revenues from external customers	$1,064	$628	$1,692
Segment cost of sales(1)	(802)	(452)	(1,254)
Segment operating expenses(1)(2)	(68)	(71)	(139)
Other Segment Items(3)	1	2	3
Segment EBIT	$195	$107	$302

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Six Months Ended March 31, 2025
Segment revenues from external customers	$1,205	$622	$1,827
Segment cost of sales(1)	(877)	(459)	(1,336)
Segment operating expenses(1)(2)	(69)	(70)	(139)
Other Segment Items(3)	2	2	4
Segment EBIT	$261	$95	$356

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

Reconciliation of Segment earnings before interest and income taxes to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Segment EBIT	$152	$181	$302	$356
Interest Expense	(18)	(19)	(36)	(37)
Certain items (1)	(9)	(4)	(16)	(10)
Unallocated corporate costs (2)	(15)	(13)	(27)	(26)
General unallocated income (expense) (3)	12	9	18	16
Less: Equity in earnings of affiliated companies, net of tax(4)	2	3	3	4
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$120	$151	$238	$295

(1)
Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.

Details of certain items for the three and six months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)		(In millions)
Global restructuring activities (Note I)	$(8)	$(3)	$(15)	$(3)
Acquisition and integration-related charges (Note C)	(1)	—	(1)	—
Legal and environmental matters and reserves	—	(1)	—	(6)
Other certain items	—	—	—	(1)
Total certain items	$(9)	$(4)	$(16)	$(10)
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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other	Consolidated Total
	(In millions)
Three Months Ended March 31, 2026
Revenues from external customers(1)	$544	$328	$872	$32	$904

Three Months Ended March 31, 2025
Revenues from external customers(1)	$594	$311	$905	$31	$936

Six Months Ended March 31, 2026
Revenues from external customers(2)	$1,064	$628	$1,692	$61	$1,753

Six Months Ended March 31, 2025
Revenues from external customers(2)	$1,205	$622	$1,827	$64	$1,891

(1)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other are summarized as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Shipping and handling fees	$32	$29	$57	$57
Other	—	2	4	7
Total	$32	$31	$61	$64

Geographic Information

The Company’s segments operate globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenues from external customers by geographic region.

	Three Months Ended March 31, 2026
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$219	$95	$314
Asia Pacific	200	141	341
Europe, Middle East and Africa	125	92	217
Segment revenues from external customers	544	328	872
Unallocated and other			32
Net sales and other operating revenues			$904

	Three Months Ended March 31, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$240	$95	$335
Asia Pacific	213	124	337
Europe, Middle East and Africa	141	92	233
Segment revenues from external customers	594	311	905
Unallocated and other			31
Net sales and other operating revenues			$936

	Six Months Ended March 31, 2026
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$416	$176	$592
Asia Pacific	398	292	690
Europe, Middle East and Africa	250	160	410
Segment revenues from external customers	1,064	628	1,692
Unallocated and other			61
Net sales and other operating revenues			$1,753

	Six Months Ended March 31, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$484	$185	$669
Asia Pacific	460	268	728
Europe, Middle East and Africa	261	169	430
Segment revenues from external customers	1,205	622	1,827
Unallocated and other			64
Net sales and other operating revenues			$1,891

M. Subsequent Events

On May 1, 2026, the Company committed to a restructuring plan to better align its carbon black production to current demand conditions. Under this restructuring plan, the Company: (i) expects to cease all operations at its plant in Campana, Argentina by the end of calendar year 2026; and (ii) subject to local works council consultations, intends to close multiple manufacturing units at its plant in Botlek, The Netherlands over the course of fiscal 2026 and 2027.

The Company expects this restructuring will result in pre-tax charges to earnings of approximately $79 million, with approximately $63 million of this amount expected to be recorded during fiscal year 2026 and $16 million during fiscal 2027. The charges primarily related to severance and employee benefit costs, accelerated depreciation, and asset impairment charges. Future cash outlays related to these actions are expected to be $24 million.

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

Our measure of business segment earnings is Segment earnings before interest and taxes (“Segment EBIT”) and is the measure utilized by the Chief Operating Decision Maker (“CODM”) to allocate resources and to assess operating results and financial performance. The CODM reviews the change in the actual results compared to the same period forecast, the same period year-ago, and the preceding period on a quarterly basis. Segment EBIT includes all items that are controlled by the business segment and those management considers are representative of the fundamental on-going segment results.

The Company is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The discussion of our results of operations for the periods presented reflects these structures.

Definition of Terms

When discussing our results of operations, we use the term “product mix”, which refers to the mix of types and grades of products sold or the mix of geographic regions where products are sold, and the positive or negative impact this has on the revenue or profitability of the business and/or segment.

Overview

During the second quarter of fiscal 2026, Income (loss) before income taxes and equity in earnings of affiliated companies decreased as compared to the second quarter of fiscal 2025. The decrease was primarily due to lower segment EBIT in our Reinforcement Materials segment, partially offset by higher segment EBIT in our Performance Chemicals segment.

Second quarter of Fiscal 2026 versus Second quarter of Fiscal 2025—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Net sales and other operating revenues	$904	$936	$1,753	$1,891
Gross profit	$210	$241	$421	$476

For the three and six months ended March 31, 2026, Net sales and other operating revenue decreased by $32 million and $138 million, respectively, compared to the same periods of fiscal 2025.

The decrease in Net sales and other operating revenue in the second quarter of fiscal 2026 compared to the same period of fiscal 2025 was driven by less favorable pricing and product mix in our Reinforcement Materials segment ($95 million), partially offset by the favorable impact from foreign currency translation in both our Reinforcement Materials and Performance Chemicals segments ($43 million combined) and higher volumes in our Reinforcement Materials segment ($21 million). The less favorable pricing and product mix in our Reinforcement Materials segment was driven by lower raw material costs which are generally passed through to our customers, less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The higher volumes in our Reinforcement Materials segment were primarily due to higher demand in Asia Pacific and EMEA and increased sales volume from our acquisition of MXCB that closed in the second quarter of fiscal 2026.

The decrease in Net sales and other operating revenue in the first six months of fiscal 2026 compared to the same period of fiscal 2025 was primarily driven by less favorable pricing and product mix ($162 million combined), primarily in our Reinforcement Materials segment, and lower volumes ($30 million combined), primarily in our Reinforcement Material segment, partially offset by the favorable impact from foreign currency translation in both our Reinforcement Materials and Performance Chemicals segments ($58 million combined). The less favorable pricing and product mix in our Reinforcement Materials segment was driven by lower raw material costs which are generally passed through to our customers, less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The lower volumes in our Reinforcement Materials segment were primarily due to lower volumes in the Americas and Asia Pacific. Volumes were impacted by lower production levels at our tire customers and year-end inventory management in our first fiscal quarter by our customers in the Americas and increased competitive intensity in Asia Pacific.

For the three and six months ended March 31, 2026, gross profit decreased by $31 million and $55 million, respectively, compared to the same periods of fiscal 2025.

The decrease in Gross profit in the second quarter of fiscal 2026 as compared to the same period of fiscal 2025 was driven primarily by lower gross profit per ton in our Reinforcement Materials segment ($53 million), partially offset by higher volumes in both our Reinforcement Materials and Performance Chemicals segments ($13 million combined) and higher gross profit per ton in our Performance Chemicals segment ($5 million). The lower gross profit per ton in our Reinforcement Materials segment was primarily driven by less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The higher volumes in our Reinforcement Materials segment were primarily driven by higher demand in Asia Pacific and EMEA and increased sales volume from our acquisition of MXCB that closed in the second quarter of fiscal 2026. The higher volumes in our Performance Chemicals segment were primarily driven by higher volumes in our battery materials and specialty carbons product lines from higher demand. The higher gross profit per ton in our Performance Chemicals segment was primarily due to a more favorable product mix and optimization efforts.

The decrease in Gross profit in the first six months of fiscal 2026 as compared to the same period of fiscal 2025 was driven primarily by lower gross profit per ton in our Reinforcement Materials segment ($65 million) and lower volumes in both our Reinforcement Materials and Performance Chemicals segments ($13 million combined), partially offset by higher gross profit per ton in our Performance Chemicals segment ($16 million). The lower gross profit per ton in our Reinforcement Materials segment was primarily driven by less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The lower volumes in our Reinforcement Materials segment were primarily due to lower volumes in the Americas and Asia Pacific. Volumes in our Reinforcement Materials segment were impacted by lower production levels at our tire customers and year-end inventory management in our first fiscal quarter by our customers in the Americas and increased competitive intensity in Asia Pacific. The lower volumes in our Performance Chemicals segment were primarily due to weaker demand in Europe. The higher gross profit per ton in our Performance Chemicals segment was primarily driven by a favorable product mix and from lower spending from overall cost management efforts and optimization measures across the segment.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Selling and administrative expenses	$67	$64	$136	$130

Selling and administrative expenses increased by $3 million and $6 million, respectively, for the three and six months ended March 31, 2026, compared to the same periods of fiscal 2025. The higher selling and administrative expenses for the three months ended March 31, 2026 compared to the same period of fiscal 2025 was primarily due to an increase in the valuation of deferred compensation expense and the higher selling and administrative expenses in the six months ended March 31, 2026 compared to the same period of fiscal 2025 was primarily due to higher legal expenses.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Research and technical expenses	$14	$15	$27	$29

Research and technical expenses decreased by $1 million and $2 million, respectively, for the three and six months ended March 31, 2026 compared to the same periods of fiscal 2025 primarily due to cost management efforts.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Interest and dividend income	$7	$7	$14	$13
Interest expense	$(18)	$(19)	$(36)	$(37)
Other income (expense)	$2	$1	$2	$2

Interest and dividend income was unchanged and increased by $1 million, respectively, for the three and six months ended March 31, 2026 compared to the same periods of fiscal 2025. The $1 million increase was primarily due to higher average cash balances, partially offset by lower average interest rates.

Interest expense decreased by $1 million for both the three and six months ended March 31, 2026 compared to the same periods of fiscal 2025 primarily due to lower average interest rates on short-term borrowings.

Other income (expense) improved by $1 million in the second quarter of fiscal 2026 compared to the same period of fiscal 2025, primarily due to foreign exchange gains in Argentina and Colombia. Other income (expense) was unchanged for the six months ended March 31, 2026, as compared to the same period of fiscal 2025.

(Provision) Benefit for Income Taxes and Effective Tax Rate

	Three Months Ended March 31
	2026		2025
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(44)	37%	$(49)	32%

	Six Months Ended March 31
	2026		2025
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(81)	34%	$(90)	30%

For the second quarter of fiscal 2026, the (Provision) benefit for income taxes was a provision of $44 million compared to a provision of $49 million for the same period in fiscal 2025, with the change primarily due to lower earnings and change in the mix of earnings. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

For the six months ended March 31, 2026, the (Provision) benefit for income taxes was a provision of $81 million compared to a provision of $90 million for the same period in fiscal 2025, with the change primarily due to lower earnings and change in the mix of earnings. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate, and by the presence of valuation allowances in certain tax jurisdictions.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Equity in earnings of affiliated companies, net of tax	$2	$3	$3	$4
Net income (loss) attributable to noncontrolling interests, net of tax	$10	$11	$19	$22

Equity in earnings of affiliated companies, net of tax, decreased by $1 million for both the three and six months ended March 31, 2026 compared to the same periods of fiscal 2025, primarily due to lower profitability of our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $1 million and $3 million, respectively for the three and six months ended March 31, 2026 compared to the same periods of fiscal 2025 primarily due to lower profitability of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the second quarter of fiscal 2026 and 2025, we reported Net income (loss) attributable to Cabot Corporation of $68 million ($1.27 per diluted common share) and $94 million ($1.69 per diluted common share), respectively. The lower Net income in the second quarter of fiscal 2026 compared with the same period in fiscal 2025 was primarily due to lower EBIT in our Reinforcement Materials segment ($38 million), partially offset by higher EBIT in our Performance Chemicals segment ($9 million).

In the first six months of fiscal 2026 and 2025, we reported Net income (loss) attributable to Cabot Corporation of $141 million ($2.64 per diluted common share) and $187 million ($3.36 per diluted common share), respectively. The lower Net income in the first six months of fiscal 2026 compared with the same period in fiscal 2025 was primarily due to lower EBIT in our Reinforcement Materials segment ($66 million), partially offset by higher EBIT in our Performance Chemicals segment ($12 million).

Second quarter of Fiscal 2026 versus Second quarter of Fiscal 2025—By Business Segment

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter of fiscal 2026 and 2025 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Reinforcement Materials Sales	$544	$594	$1,064	$1,205
Reinforcement Materials EBIT	$93	$131	$195	$261

Sales in Reinforcement Materials decreased by $50 million in the second quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to less favorable pricing and product mix ($95 million), partially offset by higher volumes ($21 million) and the favorable impact from foreign currency translation ($28 million). The less favorable pricing and product mix was driven by lower raw material costs which are generally passed through to our customers, less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The higher volumes were primarily due to higher demand in Asia Pacific and EMEA and increased sales volume from our acquisition of MXCB that closed in the second quarter of fiscal 2026.

Sales in Reinforcement Materials decreased by $141 million in the first six months of fiscal 2026 compared to the same period of fiscal 2025 primarily due to less favorable pricing and product mix ($157 million) and lower volumes ($22 million), partially offset by the favorable impact from foreign currency translation ($38 million). The less favorable pricing and product mix was driven by lower raw material costs which are generally passed through to our customers, less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The lower volumes were primarily due to lower volumes in the Americas and Asia Pacific. Volumes were impacted by lower production levels at our tire customers and year-end inventory management in the first fiscal quarter by our customers in the Americas and increased competitive intensity in Asia Pacific.

EBIT in Reinforcement Materials in the second quarter of fiscal 2026 decreased by $38 million compared to the same period of fiscal 2025. The decrease in EBIT was primarily driven by lower gross profit per ton ($53 million), partially offset by higher volumes ($9 million). The lower gross profit per ton was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The higher volumes were primarily due to higher demand in Asia Pacific and EMEA and increased sales volume from our acquisition of MXCB that closed in the second quarter of fiscal 2026.

EBIT in Reinforcement Materials decreased by $66 million in the first six months of fiscal 2026 compared to the same period of fiscal 2025. The decrease in EBIT was primarily driven by lower gross profit per ton ($65 million) and lower volumes ($8 million), partially offset by the favorable impact of foreign currency translation ($6 million). The lower gross profit per ton was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The lower volumes were primarily due to lower volumes in the Americas and Asia. Volumes were impacted by lower production levels at our tire customers and year-end inventory management in the first fiscal quarter by our customers in the Americas and increased competitive intensity in Asia Pacific.

As we look to the third quarter of the fiscal year, we expect Reinforcement Materials segment EBIT to improve sequentially from the second quarter of fiscal 2026 primarily due to higher gross profit per ton from a more favorable product mix and yield improvements and a full fiscal quarter of operations from our acquisition of MXCB that closed in the second quarter of fiscal 2026.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the second quarter of fiscal 2026 and 2025 were as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
	(In millions)
Performance Chemicals Sales	$328	$311	$628	$622
Performance Chemicals EBIT	$59	$50	$107	$95

Sales in Performance Chemicals increased by $17 million in the second quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to the favorable impact from foreign currency translation ($15 million) and higher volumes.

Sales in Performance Chemicals increased by $6 million in the first six months of fiscal 2026 compared to the same period of fiscal 2025 primarily due to the favorable impact from foreign currency translation ($20 million), partially offset by lower volumes ($8 million) and less favorable pricing and product mix ($5 million). The lower volumes were primarily due to lower volumes in our fumed metal oxides product line from lower demand and the less favorable pricing and product mix was primarily due to lower raw material costs which, in certain instances, are passed through to our customers through formulas and other market-based adjustments.

EBIT in Performance Chemicals increased by $9 million in the second quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to higher gross profit per ton ($5 million) and from higher volumes ($4 million). The higher gross profit per ton was primarily driven by a more favorable product mix and optimization efforts. The higher volumes were primarily due to higher volumes in our battery materials and specialty carbons product lines from higher demand.

EBIT in Performance Chemicals increased by $12 million in the first six months of fiscal 2026 compared to the same period of fiscal 2025 primarily due to a higher gross profit per ton ($16 million), partially offset by lower volumes ($5 million). The higher gross profit per ton was primarily driven by a more favorable product mix and from lower spending from overall cost management efforts and optimization measures across the segment. The lower volumes in our Performance Chemicals segment were primarily due to weaker demand in Europe.

As we look to the third quarter of the fiscal year, we expect the Performance Chemicals segment EBIT to be relatively flat sequentially from the second quarter of fiscal 2026 on stable sequential volumes and flat sequential gross profit per ton.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $153 million during the first six months of fiscal 2026, largely reflecting a higher commercial paper balance at March 31, 2026 due in part from our funding of our acquisition of MXCB. As of March 31, 2026, we had cash and cash equivalents of $252 million and borrowing availability under our revolving credit agreements of $1.1 billion.

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

As of March 31, 2026, we were in compliance with the debt covenants under the Credit Agreements, which, with limited exceptions, require us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.50 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $150 million.

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

As of March 31, 2026 and September 30, 2025, we had $126 million and $130 million, respectively, of borrowings under the Euro Credit Agreement and no outstanding borrowings under the U.S. Credit Agreement at either date. There was $148 million and $6 of commercial paper outstanding as of March 31, 2026 and September 30, 2025, respectively.

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

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $203 million in the first six months of fiscal 2026 compared to $197 million of cash provided by operating activities during the same period of fiscal 2025.

Cash provided by operating activities in the first six months of fiscal 2026 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $90 million and an increase in net working capital of $14 million. The increase in net working capital was largely driven by a decrease in Accounts payable and accrued liabilities, which was partially offset by a decrease in Accounts and notes receivable.

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

Cash Flows from Investing Activities

Investing activities consumed $178 million of cash in the first six months of fiscal 2026 compared to $174 million of cash consumed during the same period of fiscal 2025.

In the first six months of fiscal 2026 and 2025, investing activities included $114 million and $149 million, respectively, of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital. In addition, in the second quarter of fiscal 2026, investing activities included $66 million of cash paid, net of cash acquired, for the acquisition of MXCB and in the first quarter of fiscal 2025, investing activities included $27 million for cash paid for an asset acquisition, both of which are described in Note C of our Notes to the Consolidated Financial Statements.

Capital expenditures for fiscal 2026 are expected to be between $200 million and $230 million. Our planned capital spending program for fiscal 2026 is for sustaining, compliance and improvement capital projects at our operating facilities.

Cash Flows from Financing Activities

Financing activities consumed $39 million of cash in the first six months of fiscal 2026 compared to $7 million of cash consumed during the same period of fiscal 2025.

In the first six months of fiscal 2026, financing activities primarily consisted of repurchases of common stock of $101 million and dividend payments of $48 million and $47 million to common stockholders and noncontrolling interest, respectively. These payments were partially offset by net proceeds from the issuance of commercial paper of $142 million and net proceeds from short-term borrowing of $19 million.

In the first six months of fiscal 2025, financing activities primarily consisted of repurchases of common stock of $89 million, dividend payments of $47 million and $20 million to common stockholders and noncontrolling interest, respectively. These payments were partially offset by net proceeds from the issuance of commercial paper of $145 million.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for EBIT in our business segments in the third quarter of fiscal 2026, and the principal assumptions underlying these expectations, including demand for our products, the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and reorganization activity and the timing of such outlays; amortization expenses; the amounts and timing of the charges we expect to record and the estimates of the total costs of restructuring plans and expected cash outlays in connection with reorganization activities; our operating tax rate; the cessation of production of fumed silica at our manufacturing plant in Barry, Wales beginning in the third quarter of fiscal 2026; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict. If known or unknown risks materialize, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in our forward-looking statements: industry capacity utilization, shifts in the geographic area of tire production, and competition from other specialty chemical companies; safety, health and environmental requirements and related constraints imposed on our business; regulatory and financial risks related to climate change developments; volatility in the price and availability of energy and raw materials, including with respect to the Russian invasion of Ukraine or the conflict in the Middle East; a significant adverse change in a customer or joint venture relationship or the failure of a customer or joint venture partner to perform its obligations under agreements with us; failure to achieve growth expectations from new products, applications and technology developments; failure to realize benefits from acquisitions, alliances, or joint ventures or achieve our portfolio management objectives; in connection with our restructuring activities in Campana and The Netherlands, finalization of employee severance arrangements, finalization of the accounting impact of the closures, higher than expected demolition, site clearing, environmental remediation or asset retirement costs, and our ability to successfully consolidate production in fewer plants, and to maintain customer volumes as we consolidate production; unanticipated delays in or increased costs of site development projects; negative or uncertain worldwide or regional economic conditions and market opportunities, including from trade relations, global health matters or geo-political conflicts; litigation or legal proceedings; interest rates, tax rates, tariffs, currency exchange controls, and fluctuations in foreign currency; and the accuracy of the assumptions we used in establishing reserves for our share of liability for respirator claims. These other factors and risks are discussed more fully in our 2025 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2026 does not differ materially from that discussed under Item 7A of our 2025 10-K.

Item 4. Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026 - January 31, 2026	—		—	8,718,467
February 1, 2026 - February 28, 2026	400,000	$75.58	400,000	8,318,467
March 1, 2026 - March 31, 2026	249,147	$71.31	249,147	8,069,320
Total	649,147		649,147
(1)
On December 3, 2024, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions. The authorization does not have a set expiration date.
(2)
Total number of shares purchased does not include 1,497 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During our fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Costs Associated with Exit Activities at Campana, Argentina and Botlek, The Netherlands

On May 1, 2026, the board of directors of Cabot Corporation committed to a plan to better align its carbon black production to current demand conditions. Under this restructuring plan, the Company: (i) expects to cease all operations at its plant in Campana, Argentina by the end of calendar year 2026; and (ii) subject to local works council consultations, intends to close multiple manufacturing units at its plant in Botlek, The Netherlands over the course of fiscal 2026 and 2027. The Company believes these plans will allow the Company to respond to market conditions, while building a more efficient and optimized manufacturing network to meet the Company’s customer supply needs.

The Company expects this restructuring will result in pre-tax charges to earnings of approximately $79 million, with approximately $63 million of this amount expected to be recorded during fiscal year 2026 and $16 million during fiscal 2027. These charges are principally comprised of: (i) severance and post-employment benefits of $11 million, (ii) non-cash charges related to accelerated depreciation and impairment of facility assets of $45 million and $10 million, respectively, (iii) demolition, site clearing, and environmental-related costs of $7 million, and (iv) post closure operating costs of $6 million.

Future cash outlays related to these actions are expected to be $24 million, approximately $10 million of which is expected to be paid during fiscal 2026 and the balance during fiscal 2027.

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

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 6, 2026	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(duly authorized officer)

Date: May 6, 2026	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Chief Accounting Officer and Controller (chief accounting officer)