Form 10-Q
period 2026-06-30
CABOT CORP
filed 2026-08-04
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The Company had 51,631,007 shares of common stock, $1.00 par value per share, outstanding as of July 31, 2026.

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net sales and other operating revenues	$982	$923	$2,735	$2,814
Cost of sales	798	679	2,130	2,094
Gross profit	184	244	605	720
Selling and administrative expenses	73	62	209	192
Research and technical expenses	13	15	40	44
Income (loss) from operations	98	167	356	484
Interest and dividend income	8	7	22	20
Interest expense	(18)	(19)	(54)	(56)
Other income (expense)	(30)	—	(28)	2
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	58	155	296	450
(Provision) benefit for income taxes	(46)	(43)	(127)	(133)
Equity in earnings of affiliated companies, net of tax	2	1	5	5
Net income (loss)	14	113	174	322
Net income (loss) attributable to noncontrolling interests, net of tax	8	12	27	34
Net income (loss) attributable to Cabot Corporation	$6	$101	$147	$288

Weighted-average common shares outstanding:
Basic	51.6	53.5	52.1	53.9
Diluted	52.0	53.8	52.4	54.4

Earnings (loss) per common share:
Basic	$0.12	$1.87	$2.79	$5.27
Diluted	$0.12	$1.86	$2.77	$5.22

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Net income (loss)	$14	$113	$174	$322
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	32	76	52	6
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense, net of tax	(1)	(1)	(3)	(3)
(Gains) losses excluded from effectiveness testing and amortized to interest expense, net of tax	—	1	1	2
Pension and other post-retirement benefit liability adjustments, net of tax	20	—	23	—
Other comprehensive income (loss), net of tax (provision) benefit of $(7), $4, $(9), $3	51	76	73	5
Comprehensive income (loss)	65	189	247	327
Net income (loss) attributable to noncontrolling interests, net of tax	8	12	27	34
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	2	4	5	—
Comprehensive income (loss) attributable to noncontrolling interests	10	16	32	34
Comprehensive income (loss) attributable to Cabot Corporation	$55	$173	$215	$293

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2026	September 30, 2025
	(In millions)
Current assets:
Cash and cash equivalents	$250	$258
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	731	671
Inventories:
Raw materials	172	134
Finished goods	329	303
Other	65	67
Total inventories	566	504
Prepaid expenses and other current assets	118	106
Total current assets	1,665	1,539
Property, plant and equipment	4,576	4,405
Accumulated depreciation	(2,837)	(2,694)
Net property, plant and equipment	1,739	1,711
Goodwill	137	134
Equity affiliates	19	16
Intangible assets, net	52	55
Deferred income taxes	170	180
Other assets	193	180
Total assets	$3,975	$3,815

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2026	September 30, 2025
	(In millions, except share
	and per share amounts)
Current liabilities:
Short-term borrowings	$184	$14
Accounts payable and accrued liabilities	670	648
Income taxes payable	20	35
Current portion of long-term debt	261	260
Total current liabilities	1,135	957
Long-term debt	828	856
Deferred income taxes	36	39
Other liabilities	242	258
Contingencies (Note F)
Stockholders' equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value, Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value, Issued: 51,745,475 and 52,962,353 shares, Outstanding: 51,631,007 and 52,842,481 shares	52	53
Less cost of 114,468 and 119,872 shares of common treasury stock	(3)	(3)
Additional paid-in capital	—	—
Retained earnings	1,823	1,835
Accumulated other comprehensive income (loss)	(267)	(335)
Total Cabot Corporation stockholders' equity	1,605	1,550
Noncontrolling interests	129	155
Total stockholders' equity	1,734	1,705
Total liabilities and stockholders' equity	$3,975	$3,815

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2026	2025
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$174	$322
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	140	114
Long-lived asset impairment charge	24	—
Employee benefit plan settlement	29	—
Deferred tax provision (benefit)	4	9
Equity in earnings of affiliated companies	(5)	(5)
Share-based compensation	13	19
Other non-cash (income) expense	9	15
Cash dividends received from equity affiliates	2	13
Changes in assets and liabilities:
Accounts and notes receivable	(28)	47
Inventories	(46)	19
Prepaid expenses and other assets	(32)	(25)
Accounts payable and accrued liabilities	16	(79)
Income taxes payable	(15)	(10)
Other liabilities	(7)	7
Cash provided by (used in) operating activities	278	446
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(152)	(210)
Asset acquisition	—	(27)
Acquisition of business, net of cash acquired	(66)	—
Other	2	(2)
Cash provided by (used in) investing activities	(216)	(239)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings (original maturities greater than 90 days)	17	14
Repayments of short-term borrowings (original maturities greater than 90 days)	(10)	(11)
Proceeds from (repayments of) short-term borrowings, net (original maturities 90 days or less)	52	—
Proceeds from issuance (repayments) of commercial paper, net	112	52
Proceeds from long-term debt	94	15
Repayments of long-term debt	(133)	(5)
Purchases of common stock	(101)	(129)
Proceeds from sales of common stock	—	2
Cash dividends paid to noncontrolling interests	(47)	(57)
Cash dividends paid to common stockholders	(72)	(71)
Cash provided by (used in) financing activities	(88)	(190)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	19	(1)
Increase (decrease) in cash and cash equivalents	(7)	16
Cash, cash equivalents and restricted cash at beginning of period	258	223
Cash, cash equivalents and restricted cash at end of period	$251	$239

	June 30, 2026	June 30, 2025
	(In millions)
Cash and cash equivalents	$250	$239
Restricted cash classified within Prepaid expenses and other current assets	1	—
Cash, cash equivalents and restricted cash	$251	$239

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(In millions, except shares in thousands and per share amounts)

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Cabot Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Cost	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at September 30, 2025	52,842	$50	$—	$1,835	$(335)	$1,550	$155	$1,705
Net income (loss)				73		73	9	82
Total other comprehensive income (loss), net of tax					25	25	3	28
Cash dividends paid on Common stock, $0.45 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(13)	(13)
Issuance of stock under equity compensation plans	170	—	—			—		—
Share-based compensation			3			3		3
Purchase and retirement of common stock	(796)	(1)	(3)	(48)		(52)		(52)
Balance at December 31, 2025	52,216	$49	$—	$1,836	$(310)	$1,575	$154	$1,729
Net income (loss)				68		68	10	78
Total other comprehensive income (loss), net of tax					(6)	(6)	—	(6)
Cash dividends paid on Common stock, $0.45 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	(45)	(45)
Issuance of stock under equity compensation plans	15	—	—			—		—
Share-based compensation			4			4		4
Purchase and retirement of common stock	(651)	—	(4)	(45)		(49)		(49)
Balance at March 31, 2026	51,580	$49	$—	$1,835	$(316)	$1,568	$119	$1,687
Net income (loss)				6		6	8	14
Total other comprehensive income (loss)					49	49	2	51
Cash dividends paid on Common stock, $0.4725 per share				(24)		(24)		(24)
Cash dividends declared to noncontrolling interests						—	—	—
Issuance of stock under equity compensation plans	53	—	—			—		—
Share-based compensation			6			6		6
Purchase and retirement of common stock	(2)	—	(6)	6		—		—
Balance at June 30, 2026	51,631	$49	$—	$1,823	$(267)	$1,605	$129	$1,734

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

June 30, 2026

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2026 and 2025. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results expected for the fiscal year.

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

Recent Tax Legislation

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions in the legislation are generally effective for the Company beginning in fiscal year 2026. The impact of these changes was not material to the Company’s Consolidated Financial Statements for its interim period ending June 30, 2026.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued a new standard, Expense Disaggregation Disclosures. The new guidance requires quantitative and qualitative disclosure of certain cost and expense categories in the notes to the financial statements for interim and annual reporting periods. The new standard is effective for the Company for the annual periods beginning with fiscal 2028 and interim periods beginning with fiscal 2029, with early adoption permitted. The Company is currently evaluating the timing of adoption and the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

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

In May 2026, the FASB issued a new standard, Environmental Credits and Environmental Credit Obligations. The standard establishes authoritative guidance on the accounting for and disclosure of environmental credits and environmental credit obligations. The standard is effective for annual and interim reporting periods beginning on October 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

C. Acquisitions

Business acquisition

On January 31, 2026, the Company purchased 100% of the registered capital of Mexico Carbon Manufacturing, S.A. de C.V. (“MXCB”), a carbon black manufacturing facility in Tamaulipas, Mexico, for a purchase price of $68 million, which included $2 million of cash acquired. The Company incurred acquisition and integration costs of $2 million through June 30, 2026, which are included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations.

The operating results of MXCB are included in the results of the Company’s Reinforcement Materials segment beginning in the second quarter of 2026, which includes $26 million of revenue following the closing date of the acquisition.

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

D. Goodwill and Intangible Assets

The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the nine months ended June 30, 2026 are as follows:

	Reinforcement Materials	Performance Chemicals	Total
	(In millions)
Balance at September 30, 2025	$50	$84	$134
Foreign currency impact	2	1	$3
Balance at June 30, 2026	$52	$85	$137

The following table provides information regarding the Company’s intangible assets:

	June 30, 2026			September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(In millions)
Intangible assets with finite lives
Developed technologies	$42	$(16)	$26	$41	$(14)	$27
Trademarks	2	(1)	1	2	(1)	1
Customer relationships	65	(40)	25	63	(36)	27
Total intangible assets(1)	$109	$(57)	$52	$106	$(51)	$55
(1)
Total intangible assets as of June 30, 2026 includes $2 million of intangible assets from the acquisition of MXCB.

Intangible assets are amortized over their estimated useful lives, which range between ten and twenty-five years, with a weighted average amortization period of approximately sixteen years. Amortization expense was $2 million for both the three months ended June 30, 2026 and 2025. Amortization expense was $5 million for both the nine months ended June 30, 2026 and 2025. Amortization expense is included in Cost of sales, Selling and administrative expenses and Research and technical expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $7 million each year for the next five fiscal years.

E. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Comprehensive income combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Changes in each component of AOCI, net of tax, were as follows:

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2025, attributable to Cabot Corporation	$(316)	$(19)	$(335)
Other comprehensive income (loss) before reclassifications	26	3	29
Amounts reclassified from AOCI	(1)	—	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at December 31, 2025, attributable to Cabot Corporation	$(294)	$(16)	$(310)
Other comprehensive income (loss) before reclassifications	(6)	—	(6)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—
Balance at March 31, 2026, attributable to Cabot Corporation	$(300)	$(16)	$(316)
Other comprehensive income (loss) before reclassifications	32	(3)	29
Amounts reclassified from AOCI	(1)	23	22
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	—	2
Balance at June 30, 2026, attributable to Cabot Corporation	$(271)	$4	$(267)

	Currency Translation Adjustment	Pension and Other Post-retirement Benefit Liability Adjustments	Total
	(In millions)
Balance at September 30, 2024, attributable to Cabot Corporation	$(342)	$(18)	$(360)
Other comprehensive income (loss) before reclassifications	(104)	—	(104)
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7)	—	(7)
Balance at December 31, 2024, attributable to Cabot Corporation	$(439)	$(18)	$(457)
Other comprehensive income (loss) before reclassifications	34	1	35
Amounts reclassified from AOCI	(1)	(1)	(2)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	3
Balance at March 31, 2025, attributable to Cabot Corporation	$(409)	$(18)	$(427)
Other comprehensive income (loss) before reclassifications	76	—	76
Amounts reclassified from AOCI	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	—	4
Balance at June 30, 2025, attributable to Cabot Corporation	$(337)	$(18)	$(355)

The amounts reclassified out of AOCI and into the Consolidated Statements of Operations in each of the three and nine months ended June 30, 2026 and 2025 are as follows:

	Affected Line Item in the Consolidated	Three Months Ended June 30		Nine Months Ended June 30
	Statements of Operations	2026	2025	2026	2025
		(In millions)
Derivatives: net investment hedges
(Gains) losses reclassified to interest expense	Interest expense	$(1)	$(1)	$(4)	$(4)
(Gains) losses excluded from effectiveness testing and amortized to interest expense	Interest expense	—	1	1	2
Pension and other postretirement
Settlement loss	Other income (expense)	29	—	29	—
Amortization of actuarial losses and prior service cost (credit)	Other income (expense)	—	—	—	(1)
Total before tax		$28	$—	$26	$(3)

U.K. Plans Termination

In fiscal 2023, the Company commenced the plan termination process for the Cabot Carbon Limited Pension Plan and Carbon Plastics Pension Plan and completed the transfer of the pension assets and liabilities in the third quarter of fiscal 2026. The pension liabilities were settled through purchased annuities, which did not require any additional cash contribution from the Company. As a result of the plan terminations, the Company recognized a $29 million settlement loss and a $1 million charge for costs associated with returning surplus pension assets to the Company, which were both recorded in Other income (expense) in the Consolidated Statements of Operations in the third quarter of fiscal 2026.

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

As of June 30, 2026 and September 30, 2025, the Company had $32 million and $33 million, respectively, reserved for its estimated share of liability for pending and future respirator claims and for defense costs, the majority of which the Company expects to incur over the next ten years. The reserve is included in Other liabilities and Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Other Matters

During the third quarter of fiscal 2026, the Company recorded a $4 million environmental accrual for estimated claims associated with a divested business. The accrual is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets and the charge is recorded in Cost of sales in the Consolidated Statements of Operations.

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

G. Income Tax

Effective Tax Rate

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(Dollars in millions)
(Provision) benefit for income taxes	$(46)	$(43)	$(127)	$(133)
Effective tax rate	79%	28%	43%	29%

For the three months ended June 30, 2026, the provision for income taxes included a net discrete tax expense of $19 million, primarily related to changes in valuation allowance as a result of the Company ceasing carbon black production at its plant in Campana, Argentina. For the nine months ended June 30, 2026, the provision for income taxes included a net discrete tax expense of $30 million, primarily related to changes in valuation allowance as a result of the Company ceasing carbon black production at its plant in Campana, Argentina and withholding taxes on a dividend distribution from a subsidiary in China.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2023 through 2025 tax years generally remain subject to examination by the IRS and various tax years from 2019 through 2025 remain subject to examination by the respective state tax authorities. In foreign jurisdictions, various tax years from 2006 through 2025 remain subject to examination by their respective tax authorities.

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings (loss) per common share (“EPS”) computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$6	$101	$147	$288
Less: Dividends and dividend equivalents to participating securities	—	—	—	1
Less: Undistributed earnings allocated to participating securities(1)	—	1	2	3
Earnings (loss) allocated to common stockholders (numerator)	$6	$100	$145	$284

Weighted average common shares and participating securities outstanding	52.3	54.2	52.9	54.7
Less: Participating securities(1)	0.7	0.7	0.8	0.8
Adjusted weighted average common shares (denominator)	51.6	53.5	52.1	53.9

Earnings (loss) per common share - basic:	$0.12	$1.87	$2.79	$5.27

Diluted EPS:
Earnings (loss) allocated to common stockholders	$6	$100	$145	$284
Plus: Earnings allocated to participating securities	—	1	2	4
Less: Adjusted earnings allocated to participating securities(2)	—	1	2	4
Earnings (loss) allocated to common stockholders (numerator)	$6	$100	$145	$284

Adjusted weighted average common shares outstanding	51.6	53.5	52.1	53.9
Effect of dilutive securities:
Common shares issuable(3)	0.4	0.3	0.3	0.5
Adjusted weighted average common shares (denominator)	52.0	53.8	52.4	54.4

Earnings (loss) per common share - diluted:	$0.12	$1.86	$2.77	$5.22

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common shares and participating securities. Undistributed earnings are allocated to common stockholders and participating security holders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Calculation of undistributed earnings (loss):
Net income (loss) attributable to Cabot Corporation	$6	$101	$147	$288
Less: Dividends declared on common stock	24	24	72	70
Less: Dividends declared on participating securities	—	—	—	1
Undistributed earnings (loss)	$(18)	$77	$75	$217

Allocation of undistributed earnings (loss):
Undistributed earnings (loss) allocated to common stockholders	$(18)	$76	$73	$214
Undistributed earnings allocated to participating security holders	—	1	2	3
Undistributed earnings (loss)	$(18)	$77	$75	$217

(2)
Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)
Represents incremental shares of common stock from the assumed exercise of stock options issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2026, 107,275 and 623,823 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2025, 284,730 and 93,576 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

I. Restructuring

2026 Restructuring

During the first quarter of fiscal 2026, the Company initiated restructuring activities in its Performance Chemicals segment ("2026 PC Plan") primarily associated with the fumed metal oxides product line. As part of the plan, the Company ceased production of fumed silica at its manufacturing plant in Barry, Wales in the third quarter of fiscal 2026. Cabot continues operations to post-treat fumed silica at the site. During the three and nine months ended June 30, 2026, the Company recorded charges of $6 million and $19 million, respectively, primarily related to estimated severance costs, asset impairments, and accelerated depreciation. The Company expects to record additional restructuring charges of $7 million related to the 2026 PC Plan during the remainder of fiscal 2026 and in fiscal 2027. The Company has made cash payments related to the PC Plan of $1 million in the three and nine months ended June 30, 2026, and expects an additional $3 million of cash payments during remainder of fiscal 2026, $6 million during fiscal 2027 and $1 million thereafter.

During fiscal 2026, the Company initiated restructuring actions in its Reinforcement Materials segment, along with associated support functions, to better align resources and production to demand conditions and enable a more efficient manufacturing network to meet customer supply needs. During the third quarter of fiscal 2026, the Company ceased carbon black production at its facility in Campana, Argentina and announced its intention to close multiple manufacturing units at its facility in Botlek, The Netherlands in fiscal 2027, subject to the completion of local consultation processes. During the three and nine months ended June 30, 2026, the Company recorded charges of $36 million and $38 million, respectively, primarily related to estimated severance costs, asset impairments, and accelerated depreciation. The Company expects to record additional restructuring charges of $8 million during the remainder of fiscal 2026 and $14 million during fiscal 2027. The estimated future charges of $22 million are primarily for accelerated depreciation, site demolition and other related costs. The Company has made cash payments related to these actions of $6 million in the three and nine months ended June 30, 2026, and expects additional $2 million of cash payments during the remainder of fiscal 2026 and $9 million during fiscal 2027.

2025 Reorganizations

In fiscal 2025, the Company undertook various actions to enable the more efficient operation of the Company and reduce ongoing operational costs. These restructuring actions have resulted in reductions in workforce across business and functional teams. Cumulative expense recorded under the 2025 Reorganizations was $9 million through December 31, 2025, primarily related to severance costs. No additional charges have been or are expected to be recorded under this plan. The Company expects to make cash payments of $7 million related to this plan throughout fiscal 2026.

Details of all restructuring activities and related reserves during the three and nine months ended June 30, 2026 were as follows:

	Severance and Employee Benefits	Non-Cash Asset Impairment and Accelerated Depreciation	Other	Total
	(In millions)
Reserve at September 30, 2025	$7	$—	$1	$8
Charges	4	3	—	7
Cost charged against assets	—	(3)	—	(3)
Cash paid	(3)	—	(1)	(4)
Reserve at December 31, 2025	$8	$—	$—	$8
Charges	3	5	—	8
Cost charged against assets	—	(5)	—	(5)
Cash paid	(2)	—	—	(2)
Reserve at March 31, 2026	$9	$—	$—	$9
Charges	10	31	1	42
Cost charged against assets	—	(31)	—	(31)
Cash paid	(8)	—	(1)	(9)
Reserve at June 30, 2026	$11	$—	$—	$11

Cabot’s severance and employee benefits reserves are reflected in Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

Cabot’s restructuring expense was recorded in the Consolidated Statement of Operations for the three and nine months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Cost of sales	$40	$2	$53	$4
Selling and administrative expenses	2	1	4	1
Research and technical expenses	—	—	—	1
Total	$42	$3	$57	$6

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during the first nine months of either fiscal 2026 or 2025.

At June 30, 2026 and September 30, 2025, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and short-term borrowings and short-term variable rate debt approximated their carrying values due to the short-term nature of these instruments. Cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

At June 30, 2026 and September 30, 2025, Cabot had derivatives relating to foreign currency risks, including a net investment hedge and forward foreign currency contracts, carried at fair value. At June 30, 2026, the fair value of the net investment hedge was a net liability of $3 million and was included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. At September 30, 2025, the fair value of the net investment hedge was a net liability of $12 million and was included in Prepaid expenses and other current assets and Other liabilities on the Consolidated Balance Sheets. As of June 30, 2026 and September 30, 2025, the fair value of the forward currency contracts was a net liability of less than $1 million and a net asset of less than $1 million, respectively, and was included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities on the Consolidated Balance Sheets. These derivatives are classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

At both June 30, 2026 and September 30, 2025, the fair value of guaranteed investment contracts included in Other assets on the Consolidated Balance Sheets was $9 million. Guaranteed investment contracts were classified as Level 2 instruments within the fair value hierarchy as the fair value determination was based on observable inputs.

The carrying value of the long-term fixed rate debt was $1.06 billion and $1.09 billion, respectively, as of June 30, 2026 and September 30, 2025. The fair value of the long-term fixed rate debt was $1.04 billion and $1.09 billion, respectively, as of June 30, 2026 and September 30, 2025. The fair values of Cabot’s fixed rate long-term debt are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and finance and operating lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy.

K. Supplier Financing Programs

The Company maintains supply chain finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supply chain finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs were $17 million and $13 million as of June 30, 2026 and September 30, 2025, respectively, and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Details of Segment EBIT including segment revenue and significant segment expenses regularly reviewed by the CODM are as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Three Months Ended June 30, 2026
Segment revenues from external customers	$599	$351	$950
Segment cost of sales(1)	(468)	(248)	(716)
Segment operating expenses(1)(2)	(35)	(36)	(71)
Other Segment Items(3)	1	1	2
Segment EBIT	$97	$68	$165

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Three Months Ended June 30, 2025
Segment revenues from external customers	$573	$320	$893
Segment cost of sales(1)	(415)	(229)	(644)
Segment operating expenses(1)(2)	(31)	(34)	(65)
Other Segment Items(3)	1	—	1
Segment EBIT	$128	$57	$185

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Nine Months Ended June 30, 2026
Segment revenues from external customers	$1,663	$979	$2,642
Segment cost of sales(1)	(1,271)	(699)	(1,970)
Segment operating expenses(1)(2)	(102)	(108)	(210)
Other Segment Items(3)	2	3	5
Segment EBIT	$292	$175	$467

	Reinforcement Materials	Performance Chemicals	Segment Total
	(In millions)
Nine Months Ended June 30, 2025
Segment revenues from external customers	$1,778	$942	$2,720
Segment cost of sales(1)	(1,292)	(689)	(1,981)
Segment operating expenses(1)(2)	(99)	(104)	(203)
Other Segment Items(3)	2	3	5
Segment EBIT	$389	$152	$541

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

Reconciliation of Segment earnings before interest and income taxes to Income (loss) from operations before income taxes and equity in earnings of affiliated companies is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Segment EBIT	$165	$185	$467	$541
Interest Expense	(18)	(19)	(54)	(56)
Certain items (1)	(78)	(3)	(94)	(13)
Unallocated corporate costs (2)	(14)	(13)	(41)	(39)
General unallocated income (expense) (3)	5	6	23	22
Less: Equity in earnings of affiliated companies, net of tax(4)	2	1	5	5
Income (loss) from operations before income taxes and equity in earnings of affiliated companies	$58	$155	$296	$450

(1)
Certain items are items of expense and income that management does not consider representative of the Company’s fundamental on-going segment results and they are, therefore, excluded from Segment EBIT.

Details of certain items for the three and nine months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)		(In millions)
Global restructuring activities (Note I)	$(42)	$(3)	$(57)	$(6)
Employee benefit plan settlement and other charges (Note E)	(30)	—	(30)	—
Legal and environmental matters and reserves (Note F)	(5)	—	(5)	(6)
Acquisition and integration-related charges (Note C)	(1)	—	(2)	—
Other certain items	—	—	—	(1)
Total certain items	$(78)	$(3)	$(94)	$(13)
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

Financial information by reportable segment is as follows:

	Reinforcement Materials	Performance Chemicals	Segment Total	Unallocated and Other	Consolidated Total
	(In millions)
Three Months Ended June 30, 2026
Revenues from external customers(1)	$599	$351	$950	$32	$982

Three Months Ended June 30, 2025
Revenues from external customers(1)	$573	$320	$893	$30	$923

Nine Months Ended June 30, 2026
Revenues from external customers(2)	$1,663	$979	$2,642	$93	$2,735

Nine Months Ended June 30, 2025
Revenues from external customers(2)	$1,778	$942	$2,720	$94	$2,814

(1)
Consolidated Total Revenues from external customers reconciles to Net sales and other operating revenues on the Consolidated Statements of Operations. Revenues from external customers that are categorized as Unallocated and Other are summarized as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Shipping and handling fees	$34	$28	$91	$85
Other	(2)	2	2	9
Total	$32	$30	$93	$94

Geographic Information

The Company’s segments operate globally. In addition to presenting Revenue from external customers by reportable segment, the following tables further disaggregate Revenues from external customers by geographic region.

	Three Months Ended June 30, 2026
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$245	$106	$351
Asia Pacific	219	153	372
Europe, Middle East and Africa	135	92	227
Segment revenues from external customers	599	351	950
Unallocated and other			32
Net sales and other operating revenues			$982

	Three Months Ended June 30, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$230	$98	$328
Asia Pacific	199	132	331
Europe, Middle East and Africa	144	90	234
Segment revenues from external customers	573	320	893
Unallocated and other			30
Net sales and other operating revenues			$923

	Nine Months Ended June 30, 2026
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$661	$282	$943
Asia Pacific	617	445	1,062
Europe, Middle East and Africa	385	252	637
Segment revenues from external customers	1,663	979	2,642
Unallocated and other			93
Net sales and other operating revenues			$2,735

	Nine Months Ended June 30, 2025
	Reinforcement Materials	Performance Chemicals	Consolidated Total
	(In millions)
Americas	$714	$283	$997
Asia Pacific	659	400	1,059
Europe, Middle East and Africa	405	259	664
Segment revenues from external customers	1,778	942	2,720
Unallocated and other			94
Net sales and other operating revenues			$2,814

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

Overview

During the third quarter of fiscal 2026, Income (loss) before income taxes and equity in earnings of affiliated companies decreased as compared to the third quarter of fiscal 2025. The decrease was primarily due to higher expenses related to restructuring activities, lower Segment EBIT in our Reinforcement Materials segment, and a settlement charge for the termination of two pension plans in the U.K., partially offset by higher Segment EBIT in our Performance Chemicals segment.

Third quarter of Fiscal 2026 versus Third quarter of Fiscal 2025—Consolidated

Net Sales and Other Operating Revenues and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Net sales and other operating revenues	$982	$923	$2,735	$2,814
Gross profit	$184	$244	$605	$720

For the three and nine months ended June 30, 2026, Net sales and other operating revenue increased by $59 million and decreased $79 million, respectively, compared to the same periods of fiscal 2025.

The increase in Net sales and other operating revenue in the third quarter of fiscal 2026 compared to the same period of fiscal 2025 was driven by higher volumes in both our Reinforcement Materials and Performance Chemicals segments ($51 million combined). The higher volumes in our Reinforcement Materials segment were primarily due to increases in Asia Pacific and the Americas, including higher volumes from our capacity addition in Indonesia and our acquisition in Mexico. The higher volumes in our Performance Chemicals segment were primarily due to higher demand in our battery materials and fumed metal oxides product lines. The increase in battery materials volumes was driven by higher demand for electric vehicles and battery energy storage systems and our strengthening participation with market-leading global battery manufacturers. The increase in fumed metal oxides volumes was driven by growth in electronics applications.

The decrease in Net sales and other operating revenue in the first nine months of fiscal 2026 compared to the same period of fiscal 2025 was primarily driven by less favorable pricing and product mix in our Reinforcement Materials segment ($173 million), partially offset by the favorable impact from foreign currency translation in both our Reinforcement Materials and Performance Chemicals segments ($77 million combined) and higher volumes in both our Reinforcement Materials and Performance Chemicals segments ($20 million combined). The less favorable pricing and product mix in our Reinforcement Materials segment was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements, lower raw materials costs, which are generally passed through to our customers, and lower pricing from increased competitive intensity in Asia Pacific. The higher volumes in our Reinforcement Materials segment were primarily due to increases in Asia Pacific, including increased sales volume from our capacity addition in Indonesia and acquisition in Mexico. The higher volumes in our Performance Chemicals segment were primarily due to higher demand in our battery materials product line. The increase in battery materials volumes was driven by higher demand for electric vehicles and battery energy storage systems and our strengthening participation with market-leading global battery manufacturers.

For the three and nine months ended June 30, 2026, gross profit decreased by $60 million and $115 million, respectively, compared to the same periods of fiscal 2025.

The decrease in Gross profit in the third quarter of fiscal 2026 as compared to the same period of fiscal 2025 was driven primarily by lower gross profit per ton in our Reinforcement Materials segment ($40 million) and higher restructuring expenses ($38 million), partially offset by higher volumes in both our Reinforcement Material and Performance Chemicals segments ($22 million combined). The lower gross profit per ton in our Reinforcement Materials segment was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements. The higher restructuring expenses were primarily estimated severance costs, asset impairments, and accelerated depreciation related to ceasing production at our facility in Campana, Argentina, ceasing production of fumed silica at our manufacturing plant in Barry, Wales and the intention to close multiple manufacturing lines at our facility in Botlek, The Netherlands. The higher volumes in our Reinforcement Materials segment were primarily due to higher demand in Asia Pacific and the Americas, including higher volumes from our capacity addition in Indonesia and our acquisition in Mexico. The higher volumes in our Performance Chemicals segment were primarily due to higher demand in our battery materials and fumed metal oxides product lines. The increase in battery materials volumes was driven by higher demand for electric vehicles and battery energy storage systems and our strengthening participation with market-leading global battery manufacturers. The increase in fumed metal oxides volumes was driven by growth in electronics applications.

The decrease in Gross profit in the first nine months of fiscal 2026 as compared to the same period of fiscal 2025 was driven primarily by lower gross profit per ton in our Reinforcement Materials segment ($105 million) and higher restructuring expenses ($49 million), partially offset by higher gross profit per ton in our Performance Chemicals segment ($18 million) and higher volumes in both our Reinforcement Materials and Performance Chemicals segments ($10 million combined). The lower gross profit per ton in our Reinforcement Materials segment was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The higher restructuring expenses were primarily for estimated severance costs, asset impairments, and accelerated depreciation related to ceasing carbon black production at our facility in Campana, Argentina, ceasing production of fumed silica at our manufacturing plant in Barry, Wales and the intention to close multiple manufacturing lines at our facility in Botlek, The Netherlands. The higher gross profit per ton in our Performance Chemicals segment was primarily due to price increases implemented ahead of rising material costs and a favorable product mix and optimization efforts. The higher volumes in our Reinforcement Materials segment were primarily due to higher demand in Asia Pacific, including increased sales volume from our capacity addition in Indonesia and our acquisition in Mexico. The higher volumes in our Performance Chemicals segment were primarily due to higher demand in our battery materials product line. The increase in battery materials volumes was driven by higher demand for electric vehicles and battery energy storage systems and our strengthening participation with market-leading global battery manufacturers.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Selling and administrative expenses	$73	$62	$209	$192

Selling and administrative expenses increased by $11 million and $17 million, respectively, for the three and nine months ended June 30, 2026 compared to the same periods of fiscal 2025. The higher selling and administrative expenses for the three and nine months ended June 30, 2026 compared to the same period of fiscal 2025 were primarily due to higher legal and digital expenses.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Research and technical expenses	$13	$15	$40	$44

Research and technical expenses decreased by $2 million and $4 million, respectively, for the three and nine months ended June 30, 2026 compared to the same periods of fiscal 2025 primarily due to cost management efforts.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Interest and dividend income	$8	$7	$22	$20
Interest expense	$(18)	$(19)	$(54)	$(56)
Other income (expense)	$(30)	$—	$(28)	$2

Interest and dividend income increased by $1 million and $2 million, respectively, for the three and nine months ended June 30, 2026 compared to the same periods of fiscal 2025 primarily due to higher average cash balances and higher interest rates on cash and investments in South America.

Interest expense decreased by $1 million for the three months ended June 30, 2026 compared to the same period of fiscal 2025 primarily due to lower average short-term borrowings. Interest expense decreased by $2 million for the nine months ended June 30, 2026 compared to the same periods of fiscal 2025 primarily due to lower average balances and lower rates on short term borrowings

Other income (expense) increased by $30 million for the three and nine months ended June 30, 2026 compared to the same periods of fiscal 2025 primarily due to a settlement charge for the termination of two pension plans in the U.K.

(Provision) Benefit for Income Taxes and Effective Tax Rate

	Three Months Ended June 30
	2026		2025
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(46)	79%	$(43)	28%

	Nine Months Ended June 30
	2026		2025
	(Provision) / Benefit for Income Taxes	Rate	(Provision) / Benefit for Income Taxes	Rate
Dollars in millions
Effective tax rate	$(127)	43%	$(133)	29%

For the third quarter of fiscal 2026, the (Provision) benefit for income taxes was a provision of $46 million compared to a provision of $43 million for the same period in fiscal 2025 with the change primarily due to lower earnings, change in the mix of earnings and a net discrete tax expense of $19 million primarily related to changes in valuation allowance as a result of ceasing carbon black production at our plant in Campana, Argentina. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate and by the presence of valuation allowances in certain tax jurisdictions.

For the nine months ended June 30, 2026, the (Provision) benefit for income taxes was a provision of $127 million compared to a provision of $133 million for the same period in fiscal 2025 with the change primarily due to lower earnings, change in the mix of earnings, a net discrete tax expense of $30 million primarily related to changes in valuation allowance as a result of ceasing carbon black production at our plant in Campana, Argentina and withholding taxes on dividend distribution from our China subsidiary. Our income taxes are affected by the mix of earnings in the tax jurisdictions in which we operate and by the presence of valuation allowances in certain tax jurisdictions.

Equity in Earnings of Affiliated Companies and Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Equity in earnings of affiliated companies, net of tax	$2	$1	$5	$5
Net income (loss) attributable to noncontrolling interests, net of tax	$8	$12	$27	$34

Equity in earnings of affiliated companies, net of tax, increased by $1 million and was unchanged for the three and nine months ended June 30, 2026, respectively, compared to the same periods of fiscal 2025. The increase for the three months ended June 30, 2026 compared to the same period of fiscal 2025 was primarily due to higher profitability of our equity affiliate in Venezuela.

Net income (loss) attributable to noncontrolling interests, net of tax, decreased by $4 million and $7 million, respectively, for the three and nine months ended June 30, 2026 compared to the same periods of fiscal 2025 primarily due to lower profitability of our joint venture in the Czech Republic.

Net Income Attributable to Cabot Corporation

In the third quarter of fiscal 2026 and 2025, we reported Net income (loss) attributable to Cabot Corporation of $6 million ($0.12 per diluted common share) and $101 million ($1.86 per diluted common share), respectively. The lower Net income in the third quarter of fiscal 2026 compared with the same period in fiscal 2025 was primarily due to higher expenses related to restructuring activities ($39 million), lower segment EBIT in our Reinforcement Materials segment ($31 million) and a settlement charge for the termination of two pension plans in the U.K. ($29 million) partially offset by higher Segment EBIT in our Performance Chemicals segment ($11 million).

In the first nine months of fiscal 2026 and 2025, we reported Net income (loss) attributable to Cabot Corporation of $147 million ($2.77 per diluted common share) and $288 million ($5.22 per diluted common share), respectively. The lower Net income in the first nine months of fiscal 2026 compared with the same period in fiscal 2025 was primarily due to lower segment EBIT in our Reinforcement Materials segment ($97 million), higher expenses related to restructuring activities ($51 million) and a settlement charge for the termination of two pension plans in the U.K. ($29 million) partially offset by higher segment EBIT in our Performance Chemicals segment ($23 million).

Third quarter of Fiscal 2026 versus Third quarter of Fiscal 2025—By Business Segment

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter of fiscal 2026 and 2025 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Reinforcement Materials Sales	$599	$573	$1,663	$1,778
Reinforcement Materials EBIT	$97	$128	$292	$389

Sales in Reinforcement Materials increased by $26 million in the third quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to higher volumes ($33 million) and the favorable impact from foreign currency translation ($12 million) partially offset by less favorable pricing and product mix ($20 million). The higher volumes were primarily due to higher demand in Asia Pacific and the Americas, including higher volumes from our capacity addition in Indonesia and our acquisition in Mexico. The less favorable pricing and product mix was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements.

Sales in Reinforcement Materials decreased by $115 million in the first nine months of fiscal 2026 compared to the same period of fiscal 2025 primarily due to less favorable pricing and product mix ($173 million) partially offset by the favorable impact from foreign currency translation ($50 million) and higher volumes ($12 million). The less favorable pricing and product mix was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements, lower raw materials costs which are generally passed through to our customers and lower pricing from increased competitive intensity in Asia Pacific. The higher volumes were primarily due to higher demand in Asia Pacific, including increased sales volume from our capacity addition in Indonesia and our acquisition in Mexico.

EBIT in Reinforcement Materials in the third quarter of fiscal 2026 decreased by $31 million compared to the same period of fiscal 2025. The decrease in EBIT was primarily driven by lower gross profit per ton ($40 million) and higher selling and administrative expenses ($4 million) partially offset by higher volumes ($14 million). The lower gross profit per ton was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements and the higher selling and administrative expenses were primarily due to higher legal expenses. The higher volumes were primarily due to higher demand in Asia Pacific and the Americas, including higher volumes from our capacity addition in Indonesia and our acquisition in Mexico.

EBIT in Reinforcement Materials decreased by $97 million in the first nine months of fiscal 2026 compared to the same period of fiscal 2025. The decrease in EBIT was primarily driven by lower gross profit per ton ($105 million) partially offset by higher volumes ($6 million). The lower gross profit per ton was primarily due to less favorable pricing and product mix in our 2026 calendar year customer agreements and lower pricing from increased competitive intensity in Asia Pacific. The higher volumes were primarily due to higher demand in Asia Pacific, including increased sales volume from our capacity addition in Indonesia and our acquisition in Mexico.

As we look to the fourth quarter of the fiscal year, we expect the Reinforcement Materials segment EBIT to modestly decline sequentially from the third quarter of fiscal 2026 due to lower expected seasonal volume and regional mix impacts.

Performance Chemicals

Sales and EBIT for Performance Chemicals for the third quarter of fiscal 2026 and 2025 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
	(In millions)
Performance Chemicals Sales	$351	$320	$979	$942
Performance Chemicals EBIT	$68	$57	$175	$152

Sales in Performance Chemicals increased by $31 million in the third quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to the higher volumes ($18 million), the favorable impact from foreign currency translation ($7 million) and more favorable pricing and product mix ($5 million). The higher volumes were primarily due to higher demand in our battery materials and fumed metal oxides product lines. The increase in battery materials volumes was driven by higher demand for electric vehicles and battery energy storage systems and our strengthening participation with market-leading global battery manufacturers. The increase in fumed metal oxides volumes was driven by growth in electronics applications. The more favorable pricing and product mix was primarily due to price increases implemented ahead of rising material costs and a favorable product mix.

Sales in Performance Chemicals increased by $37 million in the first nine months of fiscal 2026 compared to the same period of fiscal 2025 primarily due to the favorable impact from foreign currency translation ($27 million) and higher volumes ($8 million). The higher volumes were primarily due to higher demand in our battery materials product line driven by higher demand for electric vehicles and battery energy storage systems and our strengthening participation with market-leading global battery manufacturers.

EBIT in Performance Chemicals increased by $11 million in the third quarter of fiscal 2026 compared to the same period of fiscal 2025 primarily due to higher volumes ($8 million) and higher gross profit per ton ($3 million). The higher volumes were primarily due to higher demand in our battery materials and fumed metal oxides product lines. The higher gross profit per ton was primarily due to price increases implemented ahead of rising material costs and a favorable product mix in our specialty carbons product line.

EBIT in Performance Chemicals increased by $23 million in the first nine months of fiscal 2026 compared to the same period of fiscal 2025 primarily due to a higher gross profit per ton ($18 million), higher volumes ($4 million) and the favorable impact from foreign currency translation ($2 million). The higher gross profit per ton was primarily due to price increases implemented ahead of rising material costs, a favorable product mix and optimization efforts. The higher volumes were primarily due to higher demand in our battery materials product line driven by higher demand for electric vehicles and battery energy storage systems and our strengthening participation with market-leading global battery manufacturers.

As we look to the fourth quarter of the fiscal year, we expect the Performance Chemicals segment EBIT to decline sequentially from the third quarter of fiscal 2026 due to lower expected sequential volumes and the expectation that gross profit per ton will normalize as raw material costs are expected to catch up to the pricing actions we implemented in the third quarter.

Liquidity and Capital Resources

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $126 million during the first nine months of fiscal 2026, largely reflecting a higher commercial paper balance at June 30, 2026 due to our funding of our acquisition of MXCB and higher net working capital. As of June 30, 2026, we had cash and cash equivalents of $250 million and borrowing availability under our revolving credit agreement of $1.1 billion.

During the third quarter of fiscal 2026, we entered into a new $1.3 billion unsecured revolving credit agreement (the “U.S. Credit Agreement”) with JPMorgan Chase Bank, N.A. and JPMorgan SE, as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto, which matures in May 2031. Concurrently with entering into the U.S. Credit Agreement, we terminated our $1 billion revolving credit agreement with JPMorgan Chase Bank, N.A., and the other lenders party thereto, and our €300 million revolving credit agreement with PNC Bank, National Association, and the other lenders party thereto (the “Euro Credit Agreement”), both of which were scheduled to mature in August 2027. The U.S. Credit Agreement supports our issuance of commercial paper, and borrowings under it may be used for working capital, letters of credit and other general corporate purposes.

As of June 30, 2026, we were in compliance with the debt covenant under the U.S. Credit Agreement, which, with limited exceptions, requires us to comply on a quarterly basis with a leverage test requiring the ratio of consolidated net debt to consolidated EBITDA not to exceed 3.75 to 1.00. Consolidated net debt is defined as consolidated debt offset by the lesser of (i) unrestricted cash and cash equivalents and (ii) $200 million.

A significant portion of our business occurs outside the U.S. and our cash generation does not always align geographically with our cash needs. The vast majority of our cash and cash equivalent holdings tend to be held outside the U.S. We generally use a combination of U.S. earnings, repatriation of certain foreign earnings, commercial paper issuances and borrowings under our U.S. Credit Agreement to meet our U.S. cash needs. With the exception of Argentina, which has some currency controls that prevent the distribution of cash, we are generally able to move cash throughout the Company through our cash pooling structures, intercompany accounts and/or distributions, as needed. Although we repatriate certain foreign earnings, cash held by foreign subsidiaries is generally considered permanently reinvested and is used to finance the subsidiaries’ operational activities and future investments. We usually reduce our commercial paper balance and, if applicable, borrowings under our U.S. Credit Agreement, at quarter-end using cash derived from customer collections, including the utilization of customer supply chain financing programs, settlement of intercompany balances and short-term intercompany loans. If additional funds are needed in the U.S., we expect to be able to repatriate cash, including cash from China, while paying any withholding or other taxes. Changes in regulations and tax laws in the U.S. or foreign countries could restrict our ability to transfer funds or impose material costs on such transfers.

As of June 30, 2026, we had $84 million of borrowings under the U.S. Credit Agreement. At September 30, 2025, we had $130 million of borrowings under the Euro Credit Agreement and no borrowings under the $1.0 billion U.S. Credit Agreement. There was $118 million and $6 million of commercial paper outstanding as of June 30, 2026 and September 30, 2025, respectively.

We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from the U.S. Credit Agreement and our commercial paper program to meet our operational and capital investment needs and financial obligations for both the next twelve months and the foreseeable future. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $278 million in the first nine months of fiscal 2026 compared to $446 million of cash provided by operating activities during the same period of fiscal 2025.

Cash provided by operating activities in the first nine months of fiscal 2026 was driven by business earnings excluding the non-cash impacts of depreciation and amortization of $140 million, long-lived asset impairment charge of $24 million and employee benefit plan settlement charge of $29 million, which were partially offset by an increase in net working capital of $58 million. The increase in net working capital was largely driven by increases in Accounts and notes receivable and Inventories, which was partially offset by an increase in Accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

Investing activities consumed $216 million of cash in the first nine months of fiscal 2026 compared to $239 million of cash consumed during the same period of fiscal 2025.

In the first nine months of fiscal 2026 and 2025, investing activities included $152 million and $210 million, respectively, of capital expenditures for sustaining and compliance capital projects at our operating facilities as well as growth-related capital. In addition, in the second quarter of fiscal 2026, investing activities included $66 million of cash paid, net of cash acquired, for the acquisition of MXCB and in the first quarter of fiscal 2025, investing activities included $27 million for cash paid for an asset acquisition, both of which are described in Note C of our Notes to the Consolidated Financial Statements.

Capital expenditures for fiscal 2026 are expected to be between $200 million and $215 million. Our planned capital spending program for fiscal 2026 is for sustaining, compliance and improvement capital projects at our operating facilities.

Province of Ontario Ministry of Environment, Conservation and Parks’ (“MECP”) Regulation 419

As described in Part 1, Item 1 of the 2025 Form 10-K under the heading “Safety, Health, Environment, and Sustainability”, a new regulation for sulfur dioxide emissions went into effect on July 1, 2023 for our reinforcing carbons plan in Sarnia, Ontario. We are out of compliance with this new air standard, and under the terms of the current abatement plan we have in place with the MECP regarding this requirement, we are required to install air pollution controls at the plant by July 1, 2028, with specified milestones before that date. Given current trade dynamics and the implications on our business in Sarnia, we have requested an extension of the July 1, 2028 compliance deadline, which is under consideration by MECP. To date, our ability to operate our reinforcing carbons plant in Sarnia has not been restricted as we are working with MECP on a solution.

Cash Flows from Financing Activities

Financing activities consumed $88 million of cash in the first nine months of fiscal 2026 compared to $190 million of cash consumed during the same period of fiscal 2025.

In the first nine months of fiscal 2026, financing activities primarily consisted of repurchases of common stock of $101 million, dividend payments of $72 million and $47 million to common stockholders and noncontrolling interests, respectively, and net repayments of long-term debt of $39 million, which includes repayments of $133 million partially offset by proceeds of $94 million. These payments were partially offset by net proceeds from the issuance of commercial paper of $112 million and net proceeds from short-term borrowings of $59 million.

In the first nine months of fiscal 2025, financing activities primarily consisted of repurchases of common stock of $129 million and dividend payments of $71 million and $57 million to common stockholders and noncontrolling interests, respectively. These payments were partially offset by net proceeds from the issuance of commercial paper of $52 million and net proceeds from short-term borrowings of $3 million.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations regarding our future business performance and overall prospects, including for EBIT in our business segments in the fourth quarter of fiscal 2026, and the principal assumptions underlying these expectations, including demand for our products, the sufficiency of our cash on hand, cash provided from operations and cash available under our credit and commercial paper facilities to fund our cash requirements in both the next twelve months and the foreseeable future; anticipated capital spending; cash requirements and uses of available cash, including future cash outlays associated with respirator liabilities and reorganization activity and the timing of such outlays; amortization expenses; the amounts and timing of the charges we expect to record and the estimates of the total costs of restructuring plans and expected cash outlays in connection with reorganization activities; our operating tax rate; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2026 does not differ materially from that discussed under Item 7A of our 2025 10-K.

Item 4. Controls and Procedures

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 - April 30, 2026	—		—	8,069,320
May 1, 2026 - May 31, 2026	—	$—	—	8,069,320
June 1, 2026 - June 30, 2026	—	$—	—	8,069,320
Total	—		—
(1)
On December 3, 2024, Cabot publicly announced that the Board of Directors authorized the Company to repurchase up to an additional ten million shares of its common stock on the open market or in privately negotiated transactions. The authorization does not have a set expiration date.
(2)
Total number of shares purchased does not include 1,514 shares withheld to pay taxes on the vesting of equity awards made under the Company's equity incentive plans or to pay the exercise price of options exercised during the period.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During our fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f)) under the Securities Exchange Act of 1934, as amended, entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

Exhibit 3.1

Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit 3.2*	The By-laws of Cabot Corporation as amended May 11, 2023.

Exhibit 10.1

Credit Agreement, dated May 12, 2026, by and among Cabot Corporation, JPMorgan Chase Bank, N.A., J.P.

Morgan SE, Citibank, N.A., PNC Bank, National Association, Bank of America, N.A., U.S. Bank, National

Association, ING Bank N.V. Dublin Branch, Banco Bilbao Vizcaya Argentaria, S.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Current Report on Form 8-K, file reference

1-5667, filed with the SEC on May 14, 2026).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 4, 2026	By:	/s/ Erica McLaughlin
Erica McLaughlin
Executive Vice President and Chief Financial Officer
(duly authorized officer)

Date: August 4, 2026	By:	/s/ Lisa m. Dumont
Lisa M. Dumont
Vice President, Chief Accounting Officer and Controller (chief accounting officer)